Form 10-Q
period 1994-12-31
GUNDLE ENVIRONMENTAL SYSTEMS INC
filed 1995-02-10
CIK 805023

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                                     of the
                        SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended  DECEMBER 31, 1994           Commission File Number 1-9307

                       GUNDLE ENVIRONMENTAL SYSTEMS, INC.
             (Exact name of Registrant as specified in its Charter)

              DELAWARE                               22-2731074
   (State or other jurisdiction of                 (IRS Employer
    incorporation or organization)               Identification No.)

     19103 GUNDLE ROAD   HOUSTON, TEXAS                77073
   (Address of principal executive offices)          (Zip Code)

(Registrant's telephone number, including area code)  (713)443-8564

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant is required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes \X\    No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

            CLASS                     OUTSTANDING AT FEBRUARY 9, 1995
Common stock, par value $.01                    10,685,506


                       GUNDLE ENVIRONMENTAL SYSTEMS, INC.

                                     INDEX
                                                                        PAGE

PART I - FINANCIAL INFORMATION

      Condensed Consolidated Balance Sheets as of
      December 31, 1994 (Unaudited) and March 31, 1994                    3

      Consolidated Statements of Income
      for the Three and Nine Months Ended
      December 31, 1994 and 1993 (Unaudited)                              4

      Consolidated Statements of Cash Flows
      for the Nine Months Ended December 31, 1994
      and 1993 (Unaudited)                                                5

      Notes to Condensed Consolidated Financial
      Statements                                                          6

      Management's Discussion and Analysis of Results
      of Operations and Financial Condition                               7


PART II - OTHER INFORMATION                                              10

                                      -2-

                       GUNDLE ENVIRONMENTAL SYSTEMS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)

                                                  DECEMBER 31,    MARCH 31,
                                                      1994          1994
                                                    ---------    ---------
                                                   (UNAUDITED)
ASSETS

CURRENT ASSETS:
   CASH AND CASH EQUIVALENTS ....................   $   7,612    $  13,264
   ACCOUNTS RECEIVABLE ..........................      45,742       25,931
   COSTS AND ESTIMATED EARNINGS IN
      EXCESS OF BILLINGS ON CONTRACTS
      IN PROGRESS ...............................       3,448        2,025
   INVENTORY ....................................      11,945       10,868
   PREPAID EXPENSES AND OTHER ...................       3,226        2,806
                                                    ---------    ---------

      TOTAL CURRENT ASSETS ......................   $  71,973    $  54,894

PROPERTY, PLANT AND EQUIPMENT, NET ..............      33,836       31,864
EXCESS OF PURCHASE PRICE OVER FAIR
   VALUE OF NET ASSETS ACQUIRED, NET ............      23,971       22,300
OTHER ASSETS ....................................         163        3,570
                                                    ---------    ---------
                                                    $ 129,943    $ 112,628
                                                    =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES .....   $  23,378    $  13,746
   BILLINGS IN EXCESS OF COSTS AND ESTIMATED
      EARNINGS ON CONTRACTS IN PROGRESS .........       1,664          517
   INCOME TAXES PAYABLE .........................       1,209          111
                                                    ---------    ---------

      TOTAL CURRENT LIABILITIES .................      26,251       14,374

DEFERRED INCOME TAXES ...........................       3,476        3,167
LONG-TERM DEBT ..................................      26,287       25,000
STOCKHOLDERS' EQUITY:
   PREFERRED STOCK, NO PAR VALUE, 1,000 SHARES
      AUTHORIZED, NO SHARES ISSUED OR OUTSTANDING        --           --
   COMMON STOCK, $.01 PAR VALUE, 15,000,000
      SHARES AUTHORIZED, 10,685,506 ISSUED AND
      OUTSTANDING ...............................         107          107
   ADDITIONAL PAID-IN CAPITAL ...................      40,765       40,765
   RETAINED EARNINGS ............................      37,335       33,482
   CUMULATIVE TRANSLATION ADJUSTMENT ............         (11)        --
                                                    ---------    ---------
                                                       78,196       74,354
TREASURY STOCK AT COST, 500,000 SHARES ..........      (4,267)      (4,267)
                                                    ---------    ---------

   TOTAL STOCKHOLDERS' EQUITY ...................      73,929       70,087
                                                    ---------    ---------

                                                    $ 129,943    $ 112,628
                                                    =========    =========

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
               THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                      -3-

                       GUNDLE ENVIRONMENTAL SYSTEMS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
              (AMOUNTS IN THOUSANDS EXCEPT EARNING PER SHARE DATA)
                                  (UNAUDITED)

                                    THREE MONTHS ENDED          NINE MONTHS ENDED
                                       DECEMBER 31,                DECEMBER 31,
                                 ----------------------      ----------------------
                                   1994          1993          1994          1993
                                 --------      --------      --------      --------
NET SALES .................      $ 41,741      $ 31,465      $112,592      $101,479
COST OF SALES .............        35,228        25,284        91,491        77,956
                                 --------      --------      --------      --------

GROSS PROFIT ..............         6,513         6,181        21,101        23,523

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES          4,356         3,745        12,616        11,949
                                 --------      --------      --------      --------

OPERATING INCOME ..........         2,157         2,436         8,485        11,574

OTHER EXPENSES:
   INTEREST EXPENSE, NET ..           549           542         1,621         1,548
   AMORTIZATION OF GOODWILL           172           172           516           516
   OTHER, NET .............           110            79           138             4
                                 --------      --------      --------      --------
INCOME BEFORE INCOME TAXES          1,326         1,643         6,210         9,506

PROVISION FOR INCOME TAXES            503           584         2,357         3,442
                                 --------      --------      --------      --------

NET INCOME ................      $    823      $  1,059      $  3,853      $  6,064
                                 ========      ========      ========      ========

EARNINGS PER COMMON SHARE..      $   0.08      $   0.10      $   0.38      $   0.59
                                 ========      ========      ========      ========
WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING .....        10,185        10,254        10,185        10,277
                                 ========      ========      ========      ========

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
               THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                       GUNDLE ENVIRONMENTAL SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                         NINE MONTHS ENDED
                                                           DECEMBER 31,
                                                       --------------------
                                                          1994       1993
                                                       --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   NET INCOME ......................................   $  3,853    $  6,064
   ADJUSTMENTS TO RECONCILE NET INCOME TO CASH
      PROVIDED BY (USED IN) OPERATING ACTIVITIES:
      DEPRECIATION .................................      3,697       3,813
      AMORTIZATION .................................        540         540
      DEFERRED INCOME TAXES ........................        988         665
      INCREASE (DECREASE) IN CASH DUE TO
         CHANGES IN ASSETS AND LIABILITIES:
         ACCOUNTS RECEIVABLE .......................    (17,748)    (12,438)
         COSTS AND ESTIMATED EARNINGS IN EXCESS
            OF BILLINGS ON CONTRACTS IN PROGRESS ...     (1,423)      1,345
         INVENTORY .................................       (510)      1,358
         PREPAID EXPENSES AND OTHER ................     (1,602)      1,257
         ACCOUNTS PAYABLE AND ACCRUED LIABILITIES ..      8,745       4,345
         BILLINGS IN EXCESS OF COSTS AND EARNINGS
            ON CONTRACTS IN PROGRESS ...............      1,147          26
         INCOME TAXES PAYABLE ......................      1,711        (130)
                                                       --------    --------

         NET CASH PROVIDED BY (USED IN)
            OPERATING ACTIVITIES ...................       (602)      6,845
                                                       --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   ADDITIONS TO PROPERTY, PLANT AND EQUIPMENT, NET .     (3,357)     (6,226)
   PAYMENTS FOR ACQUISITION OF A BUSINESS,
      NET OF CASH ACQUIRED .........................       (880)       --
   LOANS TO AFFILIATES .............................       (596)       --
   OTHER, NET ......................................       (206)       (281)
                                                       --------    --------
   NET CASH USED IN INVESTING ACTIVITIES ...........     (5,039)     (6,507)
                                                       --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   PROCEEDS FROM THE EXERCISE OF STOCK OPTIONS AND
      PURCHASES UNDER THE EMPLOYEE STOCK PURCHASE
      PLAN .........................................       --           116
   REPURCHASE OF COMMON STOCK ......................       --        (1,303)
                                                       --------    --------
      NET CASH USED IN FINANCING ACTIVITIES ........       --        (1,187)
                                                       --------    --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH ............        (11)       --
                                                       --------    --------
NET DECREASE IN CASH AND CASH EQUIVALENTS ..........     (5,652)       (849)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD     13,264      19,604
                                                       --------    --------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD .....   $  7,612    $ 18,755
                                                       ========    ========
CASH PAID FOR INTEREST .............................   $  2,115    $  2,095
                                                       ========    ========
CASH PAID FOR INCOME TAXES .........................   $  1,181    $  1,373
                                                       ========    ========

                 The Accompanying Notes Are An Integral Part Of
               These Condensed Consolidated Financial Statements.

                       GUNDLE ENVIRONMENTAL SYSTEMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)  Basis of Presentation -

  General -

      The accompanying unaudited condensed consolidated financial statements have been prepared by the Registrant ("Gundle Environmental Systems, Inc." or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of such financial statements for the periods indicated. Certain information relating to the Company's organization and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted in this Form 10-Q pursuant to Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission. However, the Company believes that the disclosures herein are adequate to make the information presented not misleading. The results for the three and nine months ended December 31, 1994, are not necessarily indicative of future operating results. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 1994.

      The accounting policies followed by the Company in preparing interim consolidated financial statements are similar to those described in the "Notes to Consolidated Financial Statements" in the Company's Annual Report on Form 10-K for the year ended March 31, 1994.

      Earnings per common share is based on the weighted average number of common shares and common share equivalents outstanding. Common share equivalents (outstanding options to purchase shares of common stock) are computed using the treasury stock method and were excluded from the earnings per share calculations as dilution was less than 3%.

  Organization -

      Gundle Environmental Systems, Inc., a Delaware corporation, through its wholly owned subsidiaries is primarily engaged in the manufacture, sale and installation of polyethylene lining systems.

(2)  Inventory -

      Inventory is stated at the lower of cost or market. Cost, which includes material, labor and overhead, is determined by the weighted average cost method. Inventory consisted of the following:

                                         December 31,       March 31,
                                             1994             1994
                                         ------------      -----------
Raw materials
  and supplies .......................    $ 7,859,000      $ 4,510,000
Finished goods .......................      4,086,000        6,358,000
                                          -----------      -----------
                                          $11,945,000      $10,868,000
                                          ===========      ===========

(3)  Acquisition -

      On December 16, 1994, the Company purchased 99.999% of its partner's 50% interest in PG Technology Co. for $1,882,000. The Company paid $500,000 in cash and issued a note payable of $1,382,000. The note is payable over ten years and bears interest at 8%. The acquisition was recorded using the purchase method of accounting.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Quarter

      For the three months ended December 31, 1994 net sales were $41,741,000 compared with $31,465,000 for the same period last year. The increase in sales is the result of a 14% increase in unit sales volume and an overall increase in pricing of 16%. The improved pricing and increased volume was primarily in the domestic market.

      Bidding activity for the quarter was up over 60% when compared to the same period last year. Backlog at the end of the quarter was $43.0 million compared with $38.9 million last year.

      Gross profit for the quarter was $6,513,000 compared with $6,181,000 last year. Gross profit as a percentage of sales was 16% versus 20% last year. The decrease in gross profit is due to raw material costs increasing over 30% when compared with the prior year combined with poor installation services margins. Raw material costs are expected to increase over the remainder of the year. The Company continues to aggressively pass on raw material cost increases to its customers. However, much of the Company's backlog is at fixed prices, therefore continued increases in these costs may adversely affect future operating results.

      Selling, general and administrative expenses were $4,356,000 compared with $3,745,000 in the prior year. The increase in these expenses from year to year primarily relates to the addition of our U.K. installation subsidiary earlier this year and the non-recurring severance costs associated with reorganizing our installation business this quarter. This reorganization will reduce the costs and improve the effectiveness of our installation operations.

      The quarterly provision for income taxes was $503,000 compared with $584,000 in the same period last year. The tax provision in both quarters was provided at statutory rates adjusted for certain permanent differences.

Year to Date

      Net sales of $112,592,000 for the nine months ended December 31, 1994 exceeded sales in the prior year of $101,479,000 by 11%. Overall, pricing increased 6% when compared with last year and unit sales volumes were up 5%. Unit sales volumes increased from year to year in both the domestic and international markets. The improved pricing was in the domestic market.

      Gross profit was $21,101,000 or 19% of sales versus $23,523,000 or 23% of sales last year. The decrease in gross profit and gross profit percentage was due to higher raw material costs and lower installation services margins.

      Selling, general and administrative expenses of $12,616,000 were $667,000 or 6% greater than last year due to the addition of our U.K. installation company and the reorganization of our installation business.

      The Company's provision for income taxes was $2,357,000 compared with $3,442,000 for the same period last year. The tax provision in both years was provided at the statutory rates adjusted for certain permanent differences.

LIQUIDITY AND CAPITAL RESOURCES

      At December 31, 1994, the Company had working capital of $45,722,000, including cash and temporary investments of $7,612,000. The Company's cash, inventory and receivable balances fluctuate from quarter to quarter due to the seasonality of sales. The Company's capital structure consists of $26,287,000 in long term debt and $73,929,000 stockholders' equity as of December 31, 1994.

      The Company has a $20,000,000 revolving credit facility with NationsBank of Texas. As of December 31, 1994, there was no balance outstanding on the revolving line of credit. However, letters of credit issued under this facility totaled $4,856,000 thereby reducing the balance available to $15,144,000. The letters of credit issued under this facility secure bid and performance bonds pursuant to construction contracts, in addition to certain other commitments.

      The Company believes that its current cash balance, cash generated by operations, and the balance available under its revolving credit facility are adequate to meet its foreseeable near term cash requirements.

      The results of operations for the three and nine months ended December 31, 1994 are not necessarily indicative of future operating results. Pricing for the Company's products and services is principally driven by worldwide manufacturing capacity in the industry and raw material pricing. The Company's primary raw material occasionally is in short supply and is subject to substantial price fluctuation in response to market demand. Any additional increase in worldwide manufacturing capacity, interruption in raw material supply or abrupt raw material price increase could have an adverse effect upon the Company's operating results. Inflation has not had a significant impact on the Company's operations.

PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)   None

(b)   None

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  GUNDLE ENVIRONMENTAL SYSTEMS, INC.

DATE  FEBRUARY 9, 1995         BY   /S/ ROGER J. KLATT
                                    ROGER J. KLATT,
                                    SENIOR VICE PRESIDENT &
                                    CHIEF FINANCIAL OFFICER

DATE  FEBRUARY 9, 1995         BY   /S/ KEITH E. ST. CLAIR
                                    KEITH E. ST. CLAIR,
                                    CORPORATE CONTROLLER