Form 10-K405
period 1995-03-31
GUNDLE ENVIRONMENTAL SYSTEMS INC
filed 1995-05-11
CIK 805023

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------
                                   FORM 10-K
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1995

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES ACT OF 1934

                         COMMISSION FILE NUMBER 1-9307

                       GUNDLE ENVIRONMENTAL SYSTEMS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                     22-2731074
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

              19103 GUNDLE ROAD                                   77073
                HOUSTON, TEXAS                                  (ZIP CODE)
            (ADDRESS OF PRINCIPAL
              EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (713) 443-8564

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                         NAME OF EACH EXCHANGE ON
             TITLE OF EACH CLASS                             WHICH REGISTERED
         COMMON STOCK, $.01 PAR VALUE                    AMERICAN STOCK EXCHANGE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                     NONE.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No   .

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     The aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $45,500,000 as of May 10, 1995. All share amounts included herein have been restated to reflect all previous stock splits.

     The number of shares outstanding of the issuer's common stock, $.01 par value, as of May 10, 1995 was 10,691,926 shares.

     THE FOLLOWING DOCUMENT IS INCORPORATED BY REFERENCE INTO PART III OF THIS FORM 10-K:

     Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 with respect to the 1995 annual meeting of shareholders.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                          1995 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                     PART I

                                                                                          PAGE
                                                                                          ----
Item 1.    Business......................................................................   1

Item 2.    Properties....................................................................   9

Item 3.    Legal Proceedings.............................................................  10

Item 4.    Submission of Matters to a Vote of Security Holders...........................  10

                                           PART II

Item 5.    Market for the Registrant's Common Equity and Related Stockholder Matters.....  10

Item 6.    Selected Financial Data.......................................................  10

Item 7.    Management's Discussion and Analysis of Results of Operations and Financial
             Condition...................................................................  11

Item 8.    Consolidated Financial Statements and Supplementary Data......................  14

Item 9.    Changes in and Disagreements With Accountants on Accounting and
             Financial Disclosure........................................................  31

                                           PART III

Item 10.   Directors and Executive Officers of the Registrant............................  31

Item 11.   Executive Compensation........................................................  31

Item 12.   Security Ownership of Certain Beneficial Owners and Management................  31

Item 13.   Certain Relationships and Related Transactions................................  31

                                           PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K...............  31

                                     PART I

ITEM 1. BUSINESS.

  Introduction

     Gundle Environmental Systems, Inc. ("Gundle" or the "Company") is a leading supplier of innovative, quality barrier products and systems used in managing and protecting water and other resources.

     Gundle is a Delaware corporation formed in 1986. The Company's principal executive offices are located at 19103 Gundle Road, Houston, Texas 77073. The Company's telephone number is (713) 443-8564.

  Recent Developments

     On March 28, 1995, the Company entered into a Merger Agreement with SLT Environmental, Inc. ("SLT"). SLT manufactures and installs engineered synthetic lining systems for industrial and mining companies, government agencies and municipalities, among other entities, that own or operate waste processing treatment or containment facilities. SLT's synthetic lining materials are manufactured at plants located in Rechlin, Germany and Houston, Texas. If the merger is approved by the stockholders of the Company and is consummated, SLT will be merged into the Company with the Company being the surviving corporation.

     Upon consummation of the merger, Wembley, Ltd., a British Virgin Islands company ("Wembley") who owns all the outstanding shares of the SLT Common Stock, will receive in exchange for its SLT Common Stock, 7,000,000 shares of the Company's Common Stock, or approximately 41% of the issued and outstanding Common Stock of the Company after the merger.

     For information concerning the proforma effects of the merger, see Note 17 of the Notes to Consolidated Financial Statements included herein under Item 8. The merger is subject to a number of conditions, and there is no necessary assurance that it will be consummated.

  General

     The Company manufactures and installs synthetic lining systems and products principally for the prevention of groundwater contamination from municipal and industrial sources, and for the containment of water and industrial liquids and solids. The Company markets its lining systems primarily to waste management, industrial and mining companies, municipalities and other governmental agencies that own or operate waste, material processing, water treatment or containment facilities, as well as to engineering firms and construction contractors that serve these industries. During the three year period ended March 31, 1995, the Company sold over 1 billion square feet of polyethylene membrane to customers in the United States and more than 70 other countries.

     In the United States, the Company may sell products directly to its customers or provide completely installed lining systems. Outside the United States, the Company sells products primarily through independent distributors to customers who install the lining systems themselves, usually with the assistance of the independent distributors who have been trained by the Company to market and/or install the Company's products. The Company has also increased its own international installation capability, and recently purchased an installation company in the United Kingdom.

     Lining systems installed by the Company are designed by its customers to meet their particular containment requirements, ranging from a single lining to more complex systems consisting of several liners interlayered with drainage materials, geotextiles and geogrids. The principal components of the Company's lining systems are 22.5 or 34.5 foot wide synthetic resin sheets manufactured by the Company primarily from high density polyethylene ("HDPE") resin and certain chemical additives using a formula and production process developed by the Company. The Company's sheets are generally welded together on the customer's job site using the Company's proprietary hot wedge or extrusion welding methods. The welded seams on lining systems installed by the Company are tested as part of its quality assurance program.

     The Company believes that its manufacturing capabilities, welding processes and use of high quality resins enable it to produce and install lining systems of the highest quality. The Company provides its customers in the United States with a single source for the manufacture, installation and testing of lining systems. The Company believes that it is one of five domestic suppliers of HDPE sheet that also provide installation services.

     The Company's employee base, technical capabilities and onsite facilities allow it to design, modify and install equipment, compound its proprietary resin formulation, fabricate and manufacture other essential non-sheet items used for or in conjunction with liner installations, and perform laboratory tests on raw materials, finished product, field samples and new product developments.

     Economies of scale in purchasing raw materials and the efficiencies of its manufacturing process enable the Company to bid on construction projects requiring the installation of lining systems on a price competitive basis without compromising the quality of its materials or installation services.

  Synthetic Liner Industry

     The Company manufactures flexible membrane liners ("FMLs") which compete directly in some cases with coated textiles and soils as well as FMLs made from other resins. The principal types of FMLs presently available are HDPE and other variations of polyethylene, such as very low density ("VLDPE") and linear low density ("LLDPE"), polyvinyl chloride ("PVC"), ethylene propylene diene terpolymer ("EPDM"), scrim-reinforced chlorosulphonated polyethylene ("Hypalon"), polypropylene or combinations or variations of these synthetics. Polyethylene membranes have several physical advantages over PVC, scrim-reinforced membranes and other resin formulations, including chemical resistance characteristics (e.g., their resistance to various acids, alkalis, aromatic solvents and oils) as well as certain strength characteristics (e.g., their relative impermeability, puncture resistance and tendency to stretch rather than tear in response to certain types of pressure). HDPE sheeting represents a major portion of the synthetic liner market, particularly for municipal solid waste and other environmentally critical applications. The Company believes the market for synthetic liners in general and polyethylene liners in particular continues to expand as engineers become more familiar with the quality, utility and breadth of product options involving liners manufactured from HDPE, VLDPE, LLDPE and combinations thereof.

     The Company believes that significant factors in the growth of the market for FMLs include: regulatory requirements at the federal and state level relating to the storage of hazardous and non-hazardous substances (see "Regulatory Background"); increasing public concern for the environment and for protecting ground water; cost benefits of synthetic liners when compared to more traditional containments such as soil, concrete and steel; functional improvements in operations associated with flexible membrane barriers; and the inert, sanitary characteristic of polyethylene liners which makes them usable for potable water containment or conveyance and aquaculture ponds.

  Regulatory Background

     In the past two decades, substantial regulations have been enacted worldwide relating to the management, treatment, storage and disposal of waste materials. The Company believes that these regulations have enhanced the market for the Company's lining systems and helped establish the quality and utility of HDPE, LLDPE and VLDPE lining systems in general.

     The principal U.S. federal regulation which has influenced the market for the Company's products is the Resource Conservation and Recovery Act of 1976 ("RCRA"). RCRA provides a comprehensive scheme for the regulation of waste facilities and the storage, treatment and disposal of wastes. The Environmental Protection Agency (the "EPA"), which is charged with implementing, administering and enforcing RCRA, has adopted regulations under RCRA governing the management and disposal of wastes, including standards for storage areas, incinerators and landfills.

     RCRA legislation is divided into a number of subtitles, including "Subtitle C -- Hazardous Waste Management" and "Subtitle D -- Solid Waste Disposal Facility Criteria." Regarding synthetic liners, Subtitle

D is the most important of these regulations as it impacts the disposal of all municipal solid waste ("MSW") at roughly 3,500 MSW landfill sites in the country. Subtitle D governs the methods by which MSW landfills are sited, designed, built, operated and closed, and imposes strict compliance standards with regard to groundwater protection.

     The EPA published the Subtitle D regulations as a federal rule on October 9, 1991 with an implementation date of October 9, 1993. The EPA granted an extension of the deadline to April 9, 1994 for small facilities receiving less than 100 tons of waste per day or which were affected by the 1993 Midwest floods. Other very small facilities which meet specific criteria have until October 9, 1995 to comply with the regulations. The EPA intended for Subtitle D to be enforced at the state level and has encouraged states to create their own guidelines which meet or exceed the federal guidelines and to apply for "approved status" as a regulatory agency to oversee permitting and compliance. As of February 28, 1995, 47 states have received full or partial approval of their state Subtitle D programs. The remaining three states have been given tentative approval and are expected to receive final approval during the year. "Approved" state programs can permit facilities using alternatives to the federally specified criteria. Alternative liner designs must be proven to be as effective as the minimum design standard. Subtitle D specifies use of a composite liner system consisting of highly impermeable clay plus a geomembrane. The geomembrane must be at least 30 mils thick. At least seven states require HDPE geomembranes. At least another 8 states require a minimum thickness of 60 mils. HDPE liners have been installed in landfills in every state. The Company believes that a broad range of factors favor use of HDPE geomembranes in landfills, including material properties, extensive experience and history.

     The Hazardous and Solid Waste Amendments of 1984 (the "1984 Amendments") to RCRA's Subtitle C expanded its scope by, among other things, prescribing more stringent standards for hazardous waste landfills. The 1984 Amendments require that all new hazardous waste landfills use lining systems composed of two or more liners with leachate collection and drainage systems above and between each liner (a "Double Liner System"). These lining systems are required to be constructed of materials resistant to the hazardous materials to be contained in the landfill. Each new lining system installed to contain hazardous waste in accordance with RCRA must be approved by the EPA. The 1984 Amendments also require the use of a Double Liner System for all surface impoundments or ponds used in the containment of certain hazardous liquids. The welds joining individual sections of synthetic lining systems must also be tested in compliance with EPA procedures. The Company believes that, of the lining systems for hazardous waste landfill sites that have received EPA approval under RCRA since 1984, HDPE lining systems have been the most widely used.

     The House of Representatives passed H.R.9 Wage Enhancement and Job Creation Act as part of the Republicans Contract With America. Contained within this bill is language which calls for a roll-back of EPA regulations and new guidelines for scrutinizing potential regulations. These guidelines could effectively prevent any new environmental regulations. The Company believes that the Act will be modified within the Senate and that state Subtitle D requirements will be maintained. Industries which have already complied with regulations are lobbying Congress to retain regulations which would force competitors to upgrade their facilities and incur the same costs.

     In addition to regulation directly mandating the use of synthetic liners, other federal and state regulations requiring the cleanup of waste disposal sites (and imposing substantial liability for the failure to do so) have led to an increasing use of synthetic lining systems by both private and public owners and operators of waste sites. The Comprehensive Environmental Response, Compensation and Liability Act of 1980 (commonly known as "CERCLA" or the "Superfund" legislation), was enacted in response to the dangers of uncontrolled hazardous waste sites. In relevant part, CERCLA subjects owners and operators of hazardous waste sites to joint and several liability for costs of cleanup and damages to natural resources resulting from the release of hazardous substances into the environment. The Superfund legislation further authorizes the EPA to compel these owners and operators to clean up hazardous waste sites and, if they fail to do so, authorizes the EPA to perform the cleanup work, using funds appropriated for that purpose by Congress, and thereafter to pursue owners or operators for reimbursement.

     In light of the slow pace and tremendous cost of Superfund cleanup, the Congress and the EPA have sought to accelerate cleanup and reduce costs by prescribing "presumptive remedies" for preventing groundwater and soil contamination and human exposure to hazardous wastes. In 1994, the EPA published its presumptive remedy for use at MSW landfills, which accounted for 230 identified Superfund sites. The presumptive remedy includes use of a liner cap over the area and containment of subterranean hazardous waste plumes. The Company believes its products directly address this application.

     Other federal statutes believed to have led to the increased use of synthetic liners include the Federal Water Pollution Control Act (Clean Water
Act), the Toxic Substances Control Act and the Clean Air Act. EPA regulations and some state regulations also require that gypsum waste, a by-product of phosphate mining, be stored in lined facilities. In addition, all states have enacted statutes regulating the handling and storage of hazardous substances, specifically petroleum products and other chemicals contained in tanks or lagoons.

     Also, other activities around the world which involve intensive water use or which can have impacts on groundwater quality have been regulated or targeted for regulation. These activities include agricultural irrigation, livestock feedlots, dairy facilities, aquaculture facilities, and industrial and public stormwater runoff containment areas.

  Products

     The Company produces a variety of products that are used in containment systems. The Company's principal product is a smooth-finished HDPE sheet marketed under the trade name "Gundline(R) HD". The sale and installation of Gundline(R) HD accounted for approximately 35%, 44%, and 52% of the Company's sales in fiscal 1995, 1994 and 1993, respectively. The Company manufactures Gundline(R) HD sheet in thicknesses from 20 to 140 mil (one mil equals 1/1000 of an inch) in seamless widths of 22.5 feet and 34.5 feet. The Company believes that no other company produces HDPE sheets suitable for waste containment in this variety of thicknesses and in such great widths. Sheet width and consequently the number of seams required for installation is critical. Seaming represents the major technical difficulty for liner installation. A greater number of seams requires more technical labor, more testing and more potential for liner failure.

     The Company also manufactures and sells textured HDPE sheet, marketed under the trade name "Gundline(R) HDT," for use on sloping terrain, or where a high friction interface is required.

     The Company manufactures sheeting using other resins including other polyethylene variations (e.g., VLDPE and LLDPE) and polypropylene. The Company's current sole supplier for VLDPE resin has withdrawn from the geomembrane market and is currently only fulfilling previous obligations to geomembrane manufacturers. A replacement supplier for VLDPE is expected to begin delivering product during the 1996 fiscal year. Gundle's newest sheet product is a polypropylene sheet which it markets under the trade name "Gundline(R) FP". Gundline(R) FP exhibits many of the benefits of both HDPE and VLDPE sheeting and is manufactured on the same production lines. Gundline(R) FP is also offered in a textured form. The Company markets Gundline(R) FP as a highly flexible membrane with chemical compatibility and temperature tolerance characteristics superior to PVC and other FML products. Applications include landfill caps, high temperature liquid impoundments, exposed lagoons, and floating covers. The Company also manufacturers a special thin profile sheet (from 12 to 30 mils) made from co-extruded VLDPE and LLDPE, which it markets under the trade name "Gundguard(R)". "Gundguard(R)" is manufactured in seamless widths of 22.5 feet.

     New product developments utilize the Company's co-extrusion capability to produce sheets with layers consisting of different materials. When co-extruded, these layers become molecularly integrated such that they cannot delaminate. Many combinations and variations are possible. The Company has been awarded a patent for its white-surfaced sheet which it markets as Gundline(R) HDW. By reflecting radiant heat, Gundline(R) HDW reduces the expansion/contraction (wrinkling/bridging) of the liner, both during installation and under long-term exposure, and protects subgrade soils from desiccation. Under identical exposure conditions, white-surfaced sheets have recorded temperatures as much as 80(++)F lower than standard black geomembranes. In addition, white-surfaced sheets greatly improve installation damage detection and quality by revealing scoring and abrasion as black marks exposed against the white surface. Gundle also manufactures Gundline HDW(R) with a textured surface.

     A patent has also been awarded for the Company's "Gundline(R) HDC" product which incorporates a proprietary conductive layer and allows for 100% electric spark testing of the installed liner. Unlike traditional electric leak detection surveys, Gundline(R) HDC spark testing does not require flooding of the containment system with water, which can be expensive and time consuming and of uncertain reliability. The Company believes Gundline(R) HDC allows for more reliable testing, even for extremely small holes that previously might not have been detected with traditional electric leak detection surveys.

     The Company manufactures a high density polyethylene net, marketed as "Gundnet(R)". Gundnet(R) consists of two sets of HDPE strands intertwined to form a net along which fluid may be conveyed for drainage.

     The Company bonds geotextiles to one or both sides of the Gundnet(R) drainage net and markets this product under the trade name "Fabrinet(R)". Fabrinet(R) allows one-step installation of drainage media for primary leachate collection.

     The Company owns a plant in Spearfish, South Dakota, which manufactures Gundseal(R), a product that combines the Company's various sheet products with highly expansive sodium bentonite clay. The clay layer is adhered to the sheet using a proprietary nontoxic adhesive. Gundseal(R) is the only single composite liner product made in the world. Gundseal(R) is marketed as a geosynthetic clay liner (GCL) and competes directly with three geotextile-clad clay blankets. As a GCL, Gundseal(R) is the only product which can provide true "intimate" contact between a flexible membrane liner and a factory-controlled bentonite clay layer. The benefit of the clay layer is that its high swelling capacity seals punctures in an overlaying FML.

     The Company distributes and installs and has exclusive marketing rights to certain other products manufactured by others as part of its turnkey installation capability. These products include a patented high-flow net and a unique, installed leak detection system. Other third party products such as geogrids, piping and geotextiles are marketed, distributed and installed by the Company under non-exclusive agreements.

     The Company operates seven continuous flow extrusion lines. Raw materials are delivered to the plant by railcar, conveyed into material storage silos, then pneumatically transported to a blending or "compounding" facility. The compounding facility is specifically designed to mix, blend and pelletize (pre-compound) the polyethylene with an optimum dispersion of additives and carbon black. This process enhances the quality of the final product and improves productivity. The pre-compounded material is stored in silos and subsequently used as feed stock for the extrusion lines which melt the pre-compound and extrude it through large circular dies into a tube of finished membrane. The membrane is then conveyed over a system of rollers to a slitting and opening device and then to rolling machines, where it is wound into finished rolls. Material handling equipment then moves the finished membrane to a storage yard for shipment to the job site. The production facility operates on a 24 hour per day basis, seven days a week, throughout the year.

     The Company operates three additional lesser-capacity drainage net extrusion lines. An eleventh, small capacity extrusion line is used by the Company's research personnel on an as-needed basis for testing new materials and production processes. All of the Company's extrusion lines are capable of using different types of resins for the manufacture of its products.

     The Company often provides its customers in the United States with completely installed and tested lining systems. The Company employs approximately 250 trained technicians and supervisors who travel to customer job sites and install the lining materials. The sheets are joined in the field using the Company's proprietary hot wedge or extrusion welders. The hot wedge welder operates by propelling itself along the sheets that are to be joined and draws a hot metal wedge between them. The heated sheets are then fed between pressure rollers, creating a dual track seam. The extrusion welder operates by extruding heated resin through the dual head of the welder, and integrating such material with the resin of the sheets that are to be joined. Both the hot wedge and extrusion weld result in a homogeneous bond between the sheets, thereby offering the same chemical resistance as the sheet.

     Because of the homogeneous bond created with the sheet, the Company believes its welding methods are superior to other methods. Sheets of PVC and Hypalon typically are glued together in the field. This process results in a bond which the Company believes is not sufficiently strong or impermeable for certain applications, especially those involving hazardous and toxic materials.

     The Company conducts its own laboratory and on-site testing of its installations. The laboratory tests measure the resistance of FMLs to materials and conditions that are expected to be found in particular environments. Among other things, the Company tests the strength and adequacy of the welds on the liners it installs by some combination of the following methods: cutting samples from the liners and destructively testing the weld seam, pressure testing an air channel created in the length of the weld during hot wedge welding and performing vacuum testing for the airtightness of the extrusion weld seam. The Company considers the testing of its products and the maintenance of high quality standards essential to the successful operation of its business.

     The Company's research and development efforts focus on the development of new products, new quality control procedures, and new, more efficient manufacturing and installation techniques. Concepts are generated by the Company's internal research efforts, as well as through contacts with potential customers and professionals in the field. The Company's research and development expenditures during the years ended March 31, 1995, 1994 and 1993 were $840,000, $951,000 and $1,066,000, respectively.

  Raw Materials

     The principal raw material used by the Company is a high grade polyethylene resin. The Company conducts initial screening tests of the resins upon delivery as part of its quality control program. The Company currently purchases polyethylene resins from several suppliers, and other sources are available. The Company uses different types of resins (e.g., HDPE, VLDPE, LLDPE, and polypropylene), pigments and other proprietary formulations to manufacture various products. The Company also purchases certain anti-oxidants and stabilizers that are mixed with the resin to increase performance and product life. These additives are commodity materials available from many sources.

     Polyethylene resin occasionally is in short supply and is subject to substantial price fluctuation in response to market demand. The Company has not encountered any significant difficulty to date in obtaining raw materials in sufficient quantities to support its operations at current or expected near-term future levels. However, any significant interruption in raw material supplies or abrupt increases in raw material prices could have an adverse effect upon the Company's operations.

  Applications

     The following table sets forth the principal applications of the Company's lining systems and the dollar amounts (in thousands) and percentages of net sales for each application for the past three fiscal years.

                          SALES BY MARKET APPLICATION

                                                          YEAR ENDED MARCH 31,
                                    ----------------------------------------------------------------
                                      1995         %         1994         %         1993         %
                                    --------     -----     --------     -----     --------     -----
Solid Waste Containment...........  $ 77,958      58.5%    $ 61,197      51.3%    $ 60,338      53.0%
Mining............................     9,170       6.9       11,917      10.0        7,514       6.6
Hazardous Waste Containment.......     5,145       3.9        6,105       5.1        6,603       5.8
Liquid Containment................    24,059      18.1       19,414      16.3       19,126      16.8
Other Applications................    16,792      12.6       20,613      17.3       20,264      17.8
                                    --------     -----     --------     -----     --------     -----
Total Net Sales...................  $133,124     100.0%    $119,246     100.0%    $113,845     100.0%
                                    ========     =====     ========     =====     ========     =====

     Solid Waste Containment. Solid waste containment applications for synthetic liners include the lining of new landfill sites, or new cells within existing landfill sites, to be used for the disposal or storage of non-hazardous waste. Subtitle D of RCRA requires the use of FMLs in all new or expanded MSW landfill cells.

(See "Regulatory Background.") The Company estimates that less than half of all MSW landfills currently employ synthetic lining systems.

     Synthetic liners are increasingly used to cover or "cap" unlined landfill sites to prevent rainwater from creating excessive leachate which may seep into the underlying groundwater, and to cap lined landfill cells to meet federal and state Subtitle D guidelines. Synthetic liner covers also are used to collect methane gas which is naturally produced as waste decays for use as fuel or to meet Clean Air Act regulations.

     Mining. Synthetic liners are employed for various purposes in the mining industry. Liners are used for the containment of chemicals used in the mining of gold, silver and copper. These minerals are dissolved or "leached" from the ore by chemical solutions which are circulated through ore-bearing rock deposited on top of a liner pad. The synthetic liner acts as a collection and drainage system for the mineral-bearing solution. Sales of synthetic liners to the mining industry are a direct result of the introduction of leaching processes in gold, silver and copper mines. Leaching is a lower cost recovery technique, as compared with traditional, labor-intensive mining techniques for the separation of minerals from ore and also permits the extraction of minerals from low-grade ore which previously was not processed.

     Synthetic liners are also used in various mining applications to contain the spent ore, or tailings, and for containment of the various chemical solutions after the leaching process. Containment of tailings is important to the preservation of the environment in that such tailings usually contain traces of the chemicals used in the mining processes.

     Gypsum, a byproduct of the phosphate mining industry, becomes acidic during the mining process and has been regulated to require containment systems. The Company believes the gypsum market represents a significant segment of the overall mining application market.

     Hazardous Waste Containment. Synthetic liners are used for containment of both solid and liquid hazardous waste. RCRA mandates the use of synthetic lining systems at all new hazardous waste landfill sites and at all new ponds containing certain hazardous liquids.

     Liquid Containment. Applications such as aquaculture ponds, wastewater ponds for municipal sewage treatment, industrial process liquid containment, stormwater runoff containment, potable water reservoirs, irrigation canals, erosion control along banks, and decorative ponds often require the use of liners to contain water.

     Other Applications. Synthetic liners are used in various other industrial and non-industrial applications, including tank lining and secondary containment, tunnel waterproofing and prefabricated products. Synthetic liners also are used as floating covers on liquid or semi-solid surfaces to protect the covered elements from water and other elements in the environment, control odor, promote anaerobic digestion of organic wastes and capture the resultant methane gas produced. The Company is continually evaluating other industries in which its lining systems might have commercially viable applications.

  Marketing and Sales

     In the United States, the Company conducts a direct sales effort focused on engineers, general contractors, facility owners and government officials who are responsible for designing projects and awarding construction contracts involving the installation of synthetic lining systems. The Company sells material to a select group of domestic installation companies and also utilizes manufacturers' representatives for specialized industrial applications.

     The Company's sales efforts outside the United States are conducted through a network of independent distributors in 60 countries who sell the Company's products on a direct or commission basis. During fiscal 1995, the Company purchased an installation company to service customers in the United Kingdom. The Company also maintains a technical support and development office in France.

     The Company advertises in the United States in specialized trade publications and by direct mail to its customers and potential customers, and participates in trade conventions and conducts industry seminars domestically and abroad. The Company also gives presentations to state and local administrators regarding the available technology for the containment of waste materials and the advantages offered by the Company's products.

     The Company sells liners in the United States generally through construction contracts awarded on the basis of a competitive bidding process or directly to independent installers. When the Company makes sales pursuant to construction contracts, the customer's bid proposal specifies the design and performance criteria for the lining system to be constructed. If the Company is awarded the contract, the remainder of the contractual terms are negotiated with the customer, or with the customer's general contractor. The contract price covers the cost of manufacturing the lining material, other third party products and the labor and other costs involved in installation, welding and testing. The Company also may indemnify the site owner or general contractor for certain damages resulting from the negligence of the Company's employees. The Company often is required to post bid and performance bonds covering the full amount of an installation contract. In most contracts, the Company provides the customer with specified warranties as to material quality and workmanship. These warranties may last for up to 20 years, but are generally limited to repair or replacement by the Company of the defective liner or installation up to the dollar amount of the contract involved, on a prorated basis.

     In fiscal 1995 and 1994, 70% of the Company's net sales were to customers in the United States and 30% to customers in other countries, as compared to 74% in the United States and 26% in other countries in fiscal 1993. With the exception of the Company's U.K. installation subsidiary, most of the Company's overseas contracts are denominated in United States dollars and the Company is not exposed to significant currency restrictions or foreign exchange risks. See Notes 2 and 13 of the Notes to Consolidated Financial Statements.

     Due to the large size of some of the Company's lining projects, certain customers may account for 10% or more of the Company's net sales for any year. During fiscal 1995 and 1993, no single customer accounted for 10% or more of the Company's net sales. During fiscal 1994, net sales by the Company to one customer accounted for approximately 10% of the Company's net sales. The Company believes that the loss of any one customer would not have a material adverse effect on the Company's financial position or results of operations.

  Product Liability and Insurance

     Although the Company is not exposed to the type of potential liability that might arise from being in the business of handling, transporting or storing hazardous wastes or materials, the Company could be susceptible to liability for environmental damage or personal injury resulting from defects in the Company's products or negligence by Company employees in the installation of its lining systems. Such liability could be substantial because of the potential that hazardous or other waste materials might leak out of their containment system into the environment. The Company maintains product liability insurance, which includes pollution coverage, in amounts which it believes to be prudent. However, there is no assurance that this coverage will remain available to the Company. The Company has experienced no material losses from defects in products and installations. However, the Company's claims experience to date may not be a meaningful measure of its potential exposure for product liability.

  Backlog

     The backlog of unfilled orders at March 31, 1995 was $37.5 million compared with $40.9 million at March 31, 1994. The decline in backlog was the result of lower incoming orders in the fourth quarter as the Company raised prices to offset increased raw material costs. It is anticipated that, subject to weather and other construction-related delays, the majority of the value of construction contracts and customer purchase orders included in backlog at March 31, 1995 will be completed or filled prior to December 31, 1995. Contracts and commitments for products and services are occasionally varied, modified or canceled by mutual consent.

  Seasonality and Other Business Conditions

     The Company's operations are subject to seasonal fluctuation, with the greatest volume of product deliveries and installations typically occurring during the summer and fall. In addition, scheduled deliveries are often subject to delay at the customers' request to correspond with customers' annual budgetary and permitting cycles. The Company has sought to lessen such fluctuations through a variety of customer incentive programs intended to encourage product deliveries during the slower seasons. See Supplementary Data.

  Competition

     The Company believes that, although there are approximately 30 companies engaged in the production of synthetic liners worldwide, five HDPE manufacturers and eight alternative FML manufacturers compete directly with the Company in the United States, and approximately fourteen HDPE manufacturers and six alternative FML manufacturers compete directly with the Company internationally. The principal competitive factors within the synthetic liner market are performance of the lining system, installation capability and price. The Company believes that it has been able to maintain its position within the synthetic lining market because of the performance advantages of the Company's lining systems over other types of liners available, the convenience to the customer of having the Company take sole responsibility for the manufacture, installation and testing of its lining systems and by being price competitive. Although the Company is a leading supplier of synthetic lining systems, certain of the Company's existing competitors are subsidiaries of larger companies that have greater financial resources than the Company. Furthermore, the possibility exists that companies with more significant resources than the Company could enter the synthetic lining market.

  Employees

     As of March 31, 1995, the Company had 534 employees, of whom 128 were employed in manufacturing, 274 in installation, and 132 were executive, administrative, marketing and accounting personnel. During peak construction periods in the summer and fall months, the Company's workforce increases. During the winter months, the Company's workforce is maintained at levels somewhat below the peak staffing levels experienced during the summer and fall months. The Company's full-time employees are not unionized and the Company has never experienced a strike or walkout. The Company hires union laborers on a temporary basis when required in connection with a particular installation project. The Company believes its employee relations are satisfactory.

  Patents and Proprietary Information

     The Company has been awarded patents for the "Gundline(R) HDW", "Gundseal(R)" and "Gundline(R) HDC" product lines, for a leak detection system for pipe boot construction and for its extrusion welder. The Company's manufacturing, welding and testing processes also involve proprietary information and know-how. See "Products and Services."

ITEM 2. PROPERTIES.

     The Company's principal offices and manufacturing facilities are situated on a 21.5-acre tract of Company-owned land located in an industrial park in north Houston. The manufacturing plant is a 67,000 square foot building of metal skin over steel frame construction which contains seven continuous flow liner extrusion lines. The Company's manufacturing facility also houses three continuous flow drainage net extruders and a small capacity research extruder.

     The Company also maintains and operates a compounding facility. This 6,700 square foot facility, also of metal construction, enables the Company to produce a blended pellet material of proprietary formulation for direct use as a liner material. Production of this compound in-house has reduced production costs, increased quality and increased production capacity.

     Fabrication services and equipment are housed in a 12,000 square foot facility located on premises.

     The Company has 31,400 square feet of office space in two buildings, housing executive, administrative, marketing and accounting personnel.

     The Company also has a manufacturing facility located in Spearfish, South Dakota, that manufactures the Company's composite liner, Gundseal(R). This 16,000 square foot facility contains one production line.

ITEM 3. LEGAL PROCEEDINGS.

     For information concerning various legal proceedings involving the Company, see Note 16 of the Notes to the Consolidated Financial Statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

     The common stock of the Company trades on the American Stock Exchange under the symbol GUN. The following table shows the range of high and low closing prices for the common stock for the periods indicated.

                                                               YEAR ENDED MARCH 31,
                                                         ---------------------------------
                                                              1995               1994
                                                         --------------     --------------
                                                         HIGH      LOW      HIGH      LOW
                                                         -----     ----     -----     ----
    First Quarter......................................  $6 7/8    $5 5/8   $   8     $6 3/8
    Second Quarter.....................................  6 3/8     4 5/8    11 1/2    6 1/2
    Third Quarter......................................  6 1/8     4 7/8    11 7/8    6 3/4
    Fourth Quarter.....................................  5 7/8        5     8 3/8     6 1/2

     The approximate number of record holders of the Company's common stock at May 11, 1995, was 650. Management estimates that the aggregate number of beneficial holders exceeds 7,000.

ITEM 6. SELECTED FINANCIAL DATA.
        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              YEAR ENDED MARCH 31,
                                    ------------------------------------------------------------------------
                                      1995         1994            1993            1992            1991
                                    --------   -------------   -------------   -------------   -------------
                                               (AS RESTATED)   (AS RESTATED)   (AS RESTATED)   (AS RESTATED)
    INCOME STATEMENT DATA:
      Net sales...................  $133,124     $ 119,246       $ 113,845       $ 132,664       $ 129,111
      Gross profit................    22,852        26,145          21,359          35,612          27,229
      Operating income............     7,010        10,542           3,985          18,410          13,829
      Interest expense, net.......     2,219         2,034           2,195           2,556           3,520
      Income before income
         taxes....................     3,240         7,753             506          14,403           9,358
      Net income (loss)...........     1,397         4,943             (88)          9,374           6,188
      Earnings (loss) per common
         share....................      0.14          0.48           (0.01)           0.89            0.65
    BALANCE SHEET DATA:
      Working capital.............  $ 45,662     $  41,436       $  38,263       $  44,897       $  31,122
      Total assets................   124,130       113,256         108,223         117,693         104,021
      Total long-term debt........    26,383        25,000          25,000          28,981          37,499
      Stockholders' equity........    72,386        71,003          67,448          70,125          46,152

     The Company's historical financial data for each of the four fiscal years ended March 31, 1994 has been restated to reflect a change in the Company's method of determining percentage of completion for installation contracts from the units-installed method to the cost-to-cost method. See Note 2 of the Notes to the Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

RESULTS OF OPERATIONS

     The following table sets forth certain items included in Selected Financial Data, as a percentage of net sales for the periods indicated.

                                                                    YEAR ENDED MARCH 31,
                                                                  -------------------------
                                                                  1995      1994      1993
                                                                  -----     -----     -----
    INCOME STATEMENT DATA:
      Net sales.................................................  100.0%    100.0%    100.0%
      Gross profit..............................................   17.2      21.9      18.8
      Operating income..........................................    5.3       8.8       3.5
      Interest expense, net.....................................    1.7       1.7       1.9
      Income before income taxes................................    2.4       6.5        .4
      Net income (loss).........................................    1.0       4.1       (.1)

  Year Ended March 31, 1995 Versus Year Ended March 31, 1994

     The Company's net sales increased $13,878,000 or 12% in fiscal 1995 compared with fiscal 1994 as a result of overall price increases of 8% and unit volume increases of 4%. Product pricing increased 10% domestically and 1% internationally, while unit volume was up 6% and 1%, respectively. During fiscal 1995, over 42% of the Company's products were sold through installation contracts versus 36% in the prior year.

     Gross profit decreased $3,293,000 or 13% from fiscal 1994 to fiscal 1995. As a percentage of sales, the margin decreased to 17% from 22%. Raw material costs increased substantially during fiscal 1995 and reduced the margins on a number of installation contracts that were awarded at fixed prices early in the year. In addition, cost overruns and contract settlements on certain installation contracts reduced the Company's profitability.

     Selling, general and administrative expenses increased $239,000 or 2% from year to year. As a percentage of sales, these expenses declined from 13% to 12%. The increase in S, G & A expenses is the result of the addition of Gundle Taggart, the Company's U.K. sales and installation subsidiary. Excluding Gundle Taggart, expenses were down approximately $500,000 due primarily to decreased sales and marketing expense.

     Net interest expense increased $185,000 or 9% from fiscal 1994 to fiscal 1995 due to the addition of $1,383,000 of debt in conjunction with the purchase of P.G. Technology, Inc. and increased investment in working capital, particularly inventory caused by higher raw material costs, and the increased level of sales.

     The $850,000 of merger expenses relate to the proposed merger of the Company with SLT Environmental, Inc. (SLT). See Item 1. Business -- Recent Developments.

     The Company's provision for income taxes was $1,843,000 and $2,810,000 for fiscal 1995 and 1994, respectively. The tax provisions in both years were provided at the statutory rates adjusted for certain permanent differences. The effective tax rate of 57% in fiscal 1995 resulted from the increase in the disallowance percentage from 20% to 50% for meals and entertainment expenses and the current treatment of the $850,000 of merger expenses as nondeductible.

  Year Ended March 31, 1994 Versus Year Ended March 31, 1993

     The Company's net sales increased $5,401,000 or 5% in fiscal 1994 as compared with fiscal 1993 due to increased unit sales volume partially offset by decreased selling prices. Demand for the Company's products and services grew significantly in fiscal 1994. Unit sales volume increased approximately 6% domestically and 39% internationally. Pricing for the Company's products and services fell sharply during fiscal 1994 in both the domestic and international markets. Domestic pricing was down 9% while international pricing decreased over 14%. The decrease in pricing was driven by increased competitive manufacturing capacity in the industry and reduced raw material prices in fiscal 1994.

     Gross profit increased $4,786,000 or 22% from year to year as a result of increased sales volume and improved margins. Gross profit as a percentage of sales increased to 22% from 19% last year primarily due to significant productivity improvements in manufacturing and installation, increased plant capacity utilization and lower raw material costs which more than offset the decline in prices in fiscal 1994.

     Selling, general and administrative expenses decreased $1,771,000 or 10%. As a percentage of sales S, G & A expenses decreased from 15% to 13%. This decrease was primarily due to the workforce reduction that took place in the fourth quarter of fiscal 1993.

     Net interest expense of $2,034,000 in fiscal 1994 represents a reduction of $161,000 from the prior year. This decrease was principally related to the retirement of $4,059,000 of 12 7/8% senior subordinated notes on July 1, 1992.

     Other expenses decreased $529,000 from fiscal 1993 primarily due to more favorable operating results in fiscal 1994 of the Company's 50% owned partnership (see Note 18 of the Notes to Consolidated Financial Statements).

     The Company's provision for income taxes was $2,810,000 and $594,000 for fiscal 1994 and 1993, respectively. The tax provisions in both years were provided at the statutory rates adjusted for certain permanent differences. In fiscal 1993, the Texas franchise tax was revised, effective for years ending December 31, 1991 and after, to include an income tax component that resulted in a charge to income taxes of $400,000.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1995, the Company had working capital of $45,662,000, of which $13,227,000 was cash and cash equivalents. The Company's cash, inventory and receivable balances fluctuate from quarter to quarter due to the seasonality of sales. The Company's capital structure consisted of $26,383,000 in total long-term debt and $72,386,000 in stockholders' equity at March 31, 1995.

     The Company has a $20,000,000 revolving line of credit (the "Revolver"). Under the terms of the agreement, the Revolver is unsecured and bears interest at the Company's option, at the bank's prime rate or the reserve adjusted LIBOR plus an applicable margin based on the ratio of funded debt to total capitalization, and matures on March 17, 1997. At March 31, 1995 and May 3, 1994, there was no balance outstanding on the Revolver. However, letters of credit issued under this facility totaled $2,750,000, thereby reducing the March 31, 1995 balance available under this facility to $17,250,000 (see Note 8 of the Notes to Consolidated Financial Statements). The letters of credit issued under this facility primarily secure performance of installation contracts and self-insurance programs.

     On March 28, 1995 the Company signed a definitive agreement to merge with SLT. Under the terms of the agreement, SLT will merge with the Company in exchange for 7 million shares of the Company's common stock. Based on the $5 3/8 per share closing price of the Company's stock on March 28, 1995 and SLT's March 31, 1995 debt of $36,500,000, the value of the proposed acquisition is approximately $74,000,000. The stockholder of SLT, which is a privately owned company, will own approximately 41 percent of the outstanding shares of the new entity. See Note 17 of the Notes to Consolidated Financial Statements.

     In connection with the merger, the Company expects to replace its existing $20,000,000 revolver, with a $35,000,000 revolving and term credit facility to be provided by a syndicate of commercial banks (the "New Credit Facility") and to issue an additional $25,000,000 of senior notes (the "New Notes"), thus increasing the Company's credit availability to $60,000,000 from the present $20,000,000. Upon consummation of the merger, the Company expects to issue the New Notes and make borrowings under the New Credit Facility in an amount sufficient to retire all SLT's outstanding indebtedness, which aggregated approximately $36,500,000 at March 31, 1995.

     In general, the New Credit Facility and the New Notes will contain restrictions with respect to the incurrence of additional indebtedness, the payment of cash dividends or similar restricted payments, the ability of the Company to consolidate or merge into another corporation or transfer or sell assets, unless certain criteria are met. The New Credit Facility and the New Notes will also require the maintenance of certain financial ratios and a specified level of consolidated net worth.

     The Company believes that its cash balance, cash generated by operations and the balance available under the Revolver are adequate to meet these and any other foreseeable cash requirements during calendar 1995.

     Pricing for the Company's products and services are principally driven by worldwide manufacturing capacity in the industry and raw material pricing. In fiscal 1995, worldwide manufacturing capacity increased significantly as two of the Company's primary competitors added capacity along with three new competitors entering the market. The Company's primary raw material occasionally is in short supply and is subject to substantial price fluctuation in response to market demand. Any additional increase in worldwide manufacturing capacity, interruption in raw material supply or abrupt raw material price increase could have an adverse effect upon the Company's operations. Inflation has not had a significant impact on the Company's operations.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Gundle Environmental Systems, Inc.:

     We have audited the accompanying consolidated balance sheets of Gundle Environmental Systems, Inc. (a Delaware corporation -- the "Company") and subsidiaries as of March 31, 1995 and 1994, and the related consolidated statements of income, stockholders' equity and cash flows for the three years in the period ended March 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gundle Environmental Systems, Inc. and subsidiaries as of March 31, 1995 and 1994, and the results of their operations and their cash flows for the three years in the period ended March 31, 1995 in conformity with generally accepted accounting principles.

     As explained in Note 2 to the financial statements, the Company has given retroactive effect to the change in accounting for revenue recognition for installation contracts.

ARTHUR ANDERSEN LLP

Houston, Texas
May 3, 1995

                       GUNDLE ENVIRONMENTAL SYSTEMS, INC.

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                               MARCH 31,
                                                                         ---------------------
                                                                           1995         1994
                                                                         --------     --------
                                                                                        (AS
                                                                                      RESTATED)
                                ASSETS
Current assets:
  Cash and cash equivalents............................................  $ 13,227     $ 13,264
  Accounts receivable:
     Trade.............................................................    29,524       25,739
     Other.............................................................       277          463
  Costs and estimated earnings in excess of billings on contracts in
     progress..........................................................     3,664        2,854
  Inventory............................................................    17,887       10,868
  Deferred income taxes................................................     2,375        1,123
  Prepaid expenses and other...........................................       443        1,211
                                                                         --------     --------
          Total current assets.........................................    67,397       55,522
Property, plant and equipment, net.....................................    32,744       31,864
Excess of purchase price over fair value of net assets acquired, net...    23,787       22,300
Other assets...........................................................       202        3,570
                                                                         --------     --------
                                                                         $124,130     $113,256
                                                                         ========     ========
                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities.............................  $ 21,356     $ 13,746
  Billings in excess of costs and estimated earnings on contracts in
     progress..........................................................        91          229
  Current portion of long-term debt....................................        96           --
  Income taxes payable.................................................       192          111
                                                                         --------     --------
          Total current liabilities....................................    21,735       14,086
Deferred income taxes..................................................     3,722        3,167
Long-term debt.........................................................    26,287       25,000
Stockholders' equity:
  Preferred Stock, no par value, 1,000 shares authorized, no shares
     issued or outstanding.............................................        --           --
  Common Stock, $.01 par value, 15,000,000 shares authorized,
     10,691,926 and 10,684,568 shares issued and outstanding...........       107          107
  Additional paid-in capital...........................................    40,802       40,765
  Retained earnings....................................................    35,795       34,398
  Cumulative translation adjustment....................................       (51)          --
                                                                         --------     --------
                                                                           76,653       75,270
  Treasury Stock at cost, 500,000 shares...............................    (4,267)      (4,267)
                                                                         --------     --------
     Total stockholders' equity........................................    72,386       71,003
                                                                         --------     --------
                                                                         $124,130     $113,256
                                                                         ========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                       GUNDLE ENVIRONMENTAL SYSTEMS, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                      YEAR ENDED MARCH 31,
                                                          --------------------------------------------
                                                            1995           1994              1993
                                                          --------     -------------     -------------
                                                                       (AS RESTATED)     (AS RESTATED)
Net sales...............................................  $133,124       $ 119,246         $ 113,845
Cost of sales...........................................   110,272          93,101            92,486
                                                          --------     -------------     -------------
Gross profit............................................    22,852          26,145            21,359
Selling, general and administrative expenses............    15,842          15,603            17,374
                                                          --------     -------------     -------------
Operating income........................................     7,010          10,542             3,985
Other expenses:
  Interest expense, net.................................     2,219           2,034             2,195
  Amortization of goodwill..............................       700             688               688
  Merger expenses.......................................       850              --                --
  Other, net............................................         1              67               596
                                                          --------     -------------     -------------
Income before income taxes..............................     3,240           7,753               506
Provision for income taxes..............................     1,843           2,810               594
                                                          --------     -------------     -------------
Net income (loss).......................................  $  1,397       $   4,943         $     (88)
                                                          ========       =========         =========
Earnings(loss) per common share.........................  $    .14       $     .48         $    (.01)
                                                          ========       =========         =========
Weighted average common shares outstanding..............    10,186          10,260            10,455
                                                          ========       =========         =========

  The accompanying notes are an integral part of these consolidated financial statements.

                       GUNDLE ENVIRONMENTAL SYSTEMS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                      SERIES A
                   PREFERRED STOCK      COMMON STOCK       ADDITIONAL                  CUMULATIVE     TREASURY STOCK
                  -----------------   -----------------      PAID-IN      RETAINED    TRANSLATION    -----------------
                  SHARES    AMOUNT    SHARES    AMOUNT       CAPITAL      EARNINGS     ADJUSTMENT    SHARES    AMOUNT      TOTAL
                  ------    -------   -------   -------    -----------    ---------   ------------   -------   -------    -------
Balance at
  March 31, 1992
    (as
    restated)...      --        --     10,639    $ 106       $40,476       $29,543          --          --         --     $70,125
  Exercise of
    stock
    options.....      --        --          4       --            25            --          --          --         --          25
  Purchases
    under the
    Employee
    Stock
    Purchase
    Plan........      --        --          6       --            44            --          --          --         --          44
  Purchases of
    Treasury
    Stock.......      --        --         --       --            --            --          --         280     (2,658 )    (2,658)
  Net (loss)....      --        --         --       --            --           (88)         --          --         --         (88)
                  ------    -------   -------   -------    -----------    ---------      -----       -------   -------    -------
Balance at
  March 31, 1993
    (as
    restated)...      --        --     10,649      106        40,545        29,455          --         280     (2,658 )    67,448
  Exercise of
    stock
    options.....      --        --         27        1           163            --          --          --         --         164
  Purchases
    under the
    Employee
    Stock
    Purchase
    Plan........      --        --          8       --            57            --          --          --         --          57
  Purchases of
    Treasury
    Stock.......      --        --         --       --            --            --          --         220     (1,609 )    (1,609)
  Net income....      --        --         --       --            --         4,943          --          --         --       4,943
                  ------    -------   -------   -------    -----------    ---------      -----       -------   -------    -------
Balance at
  March 31, 1994
    (as
    restated)...      --        --     10,684      107        40,765        34,398          --         500     (4,267 )    71,003
  Exercise of
    stock
    options.....      --        --          1       --             5            --          --          --         --           5
  Purchases
    under the
    Employee
    Stock
    Purchase
    Plan........      --        --          7       --            32            --          --          --         --          32
  Cumulative
    translation
    adjustment..      --        --         --       --            --            --         (51)         --         --         (51)
  Net income....      --        --         --       --            --         1,397          --          --         --       1,397
                  ------    -------   -------   -------    -----------    ---------      -----       -------   -------    -------
Balance at
  March 31,
    1995........      --        --     10,692    $ 107       $40,802       $35,795        $(51)        500     $(4,267)   $72,386
                  ======    =======   =======   =======    =========       =======    ==========     ======    =======    =======

  The accompanying notes are an integral part of these consolidated financial statements.

                       GUNDLE ENVIRONMENTAL SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                      YEAR ENDED MARCH 31,
                                                           -------------------------------------------
                                                            1995           1994              1993
                                                           -------     -------------     -------------
                                                                       (AS RESTATED)     (AS RESTATED)
Cash flows from operating activities:
  Net income (loss)......................................  $ 1,397        $ 4,943           $   (88)
  Adjustments to reconcile net income to cash provided by
     operating activities:
     Depreciation........................................    4,991          5,012             4,655
     Amortization of goodwill............................      700            688               688
     Amortization of debt issuance costs and discount....       32             32               148
     Deferred income taxes...............................     (697)           565              (805)
     Increase (decrease) in cash due to changes in assets
       and liabilities:
       Accounts receivable, net..........................   (1,536)        (9,435)           10,136
       Costs and estimated earnings in excess of billings
          on contracts in progress.......................     (810)           (95)            2,451
       Inventory.........................................   (6,452)        (2,120)            1,987
       Prepaid expenses and other, net...................      895            884            (1,574)
       Accounts payable and accrued liabilities..........    6,844          1,176            (3,189)
       Billings in excess of costs and estimated earnings
          on contracts in progress.......................     (138)            55               117
       Income taxes payable..............................       81           (164)              275
                                                           -------     -------------     -------------
          Net cash provided by operating activities......    5,307          1,541            14,801
                                                           -------     -------------     -------------
Cash flows from investing activities:
  Additions to property, plant and equipment, net........   (3,559)        (6,347)           (5,387)
  Payments for acquisition of a business, net of cash
     acquired............................................     (880)            --                --
  Advances to affiliates and other, net..................     (891)          (145)              117
                                                           -------     -------------     -------------
          Net cash used in investing activities..........   (5,330)        (6,492)           (5,270)
                                                           -------     -------------     -------------
Cash flows from financing activities:
  Retirements of long-term debt..........................       --             --            (4,059)
  Proceeds from the exercise of stock options and
     purchases under the employee stock purchase plan....       37            220                69
  Repurchase of common stock.............................       --         (1,609)           (2,658)
                                                           -------     -------------     -------------
          Net cash provided by (used in) financing
            activities...................................       37         (1,389)           (6,648)
                                                           -------     -------------     -------------
Effect of exchange rate changes on cash..................      (51)            --                --
                                                           -------     -------------     -------------
Net increase (decrease) in cash and cash equivalents.....      (37)        (6,340)            2,883
Cash and cash equivalents at beginning of year...........   13,264         19,604            16,721
                                                           -------     -------------     -------------
Cash and cash equivalents at end of year.................  $13,227        $13,264           $19,604
                                                           =======      =========         =========
Cash paid for interest...................................  $ 2,821        $ 2,792           $ 2,921
                                                           =======      =========         =========
Cash paid for income taxes...............................  $ 1,875        $ 1,499           $ 1,770
                                                           =======      =========         =========

  The accompanying notes are an integral part of these consolidated financial statements.

                       GUNDLE ENVIRONMENTAL SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION --

  Organization --

     Gundle Environmental Systems, Inc. (the "Company"), a Delaware corporation, was incorporated in August 1986, and through its wholly owned subsidiaries is primarily engaged in the manufacture, sale and installation of polyethylene lining systems.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES --

  Fiscal year --

     The Company's fiscal year for financial reporting purposes ends on March 31 of the year stated and begins on April 1 of the previous year. For example, "Fiscal 1995" commenced on April 1, 1994 and ended March 31, 1995. For income tax purposes, the Company is on a calendar year basis. On April 17, 1995, the Company elected to change its year end to December 31, effective December 31, 1995.

  Consolidation --

     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Investments in partially owned entities in which ownership ranges from 20 to 50 percent are accounted for using the equity method. All material intercompany balances and transactions have been eliminated.

  Cash Equivalents --

     The Company considers all highly liquid short-term investments with an original maturity of three months or less to be cash equivalents.

  Inventory --

     Inventory is stated at the lower of cost or market. Cost, which includes material, labor and overhead, is determined by the weighted average cost method.

  Property, plant and equipment --

     Costs of additions and major improvements are capitalized, whereas maintenance and repairs which do not improve or extend the life of the asset are charged to expense as incurred. When items are retired or otherwise disposed of, income is charged or credited for the difference between net book value and proceeds realized thereon. Interest costs incurred in construction of assets are capitalized and depreciated over the useful life of the asset. Depreciation is computed using the straight-line method, based on estimated useful lives ranging from three to 15 years. Total repairs and maintenance expense during fiscal 1995, 1994 and 1993 was $1,732,000, $1,734,000 and $1,620,000, respectively.

  Excess of purchase price over fair value of net assets acquired --

     The excess of the aggregate price paid by the Company in the acquisition of businesses, accounted for as a purchase, over the fair market value of the net assets acquired is amortized on a straight-line basis over periods not exceeding 40 years. As of March 31, 1995 and 1994, accumulated amortization was $5,917,000 and $5,217,000, respectively.

  Revenue and cost recognition --

     The Company recognizes revenue upon shipment of product to the customer except when work is being performed under an installation contract. Revenues from installation contracts are recognized on the

                       GUNDLE ENVIRONMENTAL SYSTEMS, INC.

percentage-of-completion method measured by the percentage of costs incurred to total estimated costs for each contract.

     Cost of sales includes all direct material and labor costs, and indirect costs such as indirect labor, depreciation, insurance, supplies, tools and repairs.

     Selling, general and administrative costs are charged to expense as incurred.

     Provisions for the total estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, estimated profitability and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

  Deferred costs --

     Debt issuance costs are amortized using the effective interest rate method over the period the related debt is anticipated to be outstanding.

  Income taxes --

     Deferred income taxes are provided for timing differences in the recognition of expenses for income tax and financial reporting purposes. These differences result primarily from the accelerated depreciation of property, plant and equipment and accrued expenses not currently deductible for tax purposes.

  Foreign currency translation --

     Results of operations for foreign subsidiaries with functional currencies other than the U.S. dollar are translated using average exchange rates during the year. Assets and liabilities of these foreign subsidiaries are translated using the exchange rates in effect at the balance sheet date and the resulting translation adjustments are recognized as a separate component of stockholders' equity. Gains and losses arising from foreign currency transactions are recognized in income as incurred.

  Earnings per common share --

     Earnings per common share is based on the weighted average number of common shares and common share equivalents outstanding. Common share equivalents (outstanding options to purchase shares of common stock) are computed using the treasury stock method and were excluded from the earnings per share calculations as dilution was less than 3%.

  Change in accounting method --

     Prior to fiscal 1995, the Company recognized revenues from installation contracts on the percentage of completion method, measured by the percentage of lining material deployed and installed to date to the total estimated lining material to be installed for each contract (units-installed method). During fiscal 1995, the Company changed its method of determining percentage of completion from the units-installed method to the cost-to-cost method. Under the cost-to-cost method, revenues are recognized based on the percentage of costs incurred to total estimated costs for each contract. The Company believes the change to the cost-to-cost

                       GUNDLE ENVIRONMENTAL SYSTEMS, INC.

method results in a better measurement of the overall economic performance through its installation contracts. The impact of this change for the years ended March 31, is as follows:

                                                              1995     1994       1993
                                                              ----     -----     ------
                                                                   (IN THOUSANDS,
                                                              EXCEPT PER SHARE AMOUNTS)
        Net income (loss)...................................  $ (6)    $ (99)    $ (639)
                                                              ====     =====     ======
        Earnings (loss) per common share....................  $ --     $(.01)    $ (.06)
                                                              ====     =====     ======

  Reclassifications --

     The accompanying consolidated financial statements for fiscal 1994 and 1993 contain certain reclassifications to conform with the presentation used in fiscal 1995.

(3) TRADE RECEIVABLES --

     Trade receivables consisted of the following at March 31:

                                                                    1995        1994
                                                                   -------     -------
                                                                     (IN THOUSANDS)
        Direct sales.............................................  $18,328     $15,123
        Contracts:
          Completed..............................................   10,103       5,450
          In progress............................................    2,293       4,728
          Retainage..............................................    1,168       1,294
                                                                   -------     -------
                                                                    31,892      26,595
        Allowance for doubtful accounts..........................   (2,368)       (856)
                                                                   -------     -------
                                                                   $29,524     $25,739
                                                                   =======     =======

(4) ACCOUNTING FOR INSTALLATION CONTRACTS --

     The following summarizes installation contracts in progress at March 31:

                                                                    1995        1994
                                                                   -------     -------
                                                                     (IN THOUSANDS)
        Costs incurred on contracts in progress..................  $20,069     $24,998
        Estimated earnings, net of losses........................    4,925       5,807
                                                                   -------     -------
                                                                    24,994      30,805
          Less -- billings to date...............................   21,421      28,180
                                                                   -------     -------
                                                                   $ 3,573     $ 2,625
                                                                   =======     =======
        Included in the accompanying balance sheet under the
          following captions:
          Costs and estimated earnings in excess of billings on
             contracts in progress...............................  $ 3,664     $ 2,854
          Billings in excess of costs and estimated earnings on
             contracts in progress...............................      (91)       (229)
                                                                   -------     -------
                                                                   $ 3,573     $ 2,625
                                                                   =======     =======

                       GUNDLE ENVIRONMENTAL SYSTEMS, INC.

(5) INVENTORY --

     Inventory consisted of the following at March 31:

                                                                    1995        1994
                                                                   -------     -------
                                                                     (IN THOUSANDS)
        Raw materials and supplies...............................  $ 5,636     $ 4,510
        Finished goods...........................................   12,251       6,358
                                                                   -------     -------
                                                                   $17,887     $10,868
                                                                   =======     =======

(6) PROPERTY, PLANT AND EQUIPMENT --

     Property, plant and equipment consisted of the following at March 31:

                                                                   1995         1994
                                                                 --------     --------
                                                                    (IN THOUSANDS)
        Land...................................................  $  1,691     $  1,630
        Buildings and improvements.............................    10,368        9,041
        Machinery and equipment................................    47,974       42,601
        Furniture and fixtures.................................       536          527
                                                                 --------     --------
                                                                   60,569       53,799
        Less -- accumulated depreciation.......................   (27,825)     (21,935)
                                                                 --------     --------
                                                                 $ 32,744     $ 31,864
                                                                 ========     ========

(7) ACCOUNTS PAYABLE AND ACCRUED LIABILITIES --

     Accounts payable and accrued liabilities consisted of the following at March 31:

                                                                   1995         1994
                                                                 --------     --------
                                                                    (IN THOUSANDS)
        Trade accounts payable.................................  $ 12,524     $  7,267
        Self-insurance reserves................................     3,266        2,633
        Taxes, other than income...............................       878        1,302
        Other accrued liabilities..............................     4,688        2,544
                                                                 --------     --------
                                                                 $ 21,356     $ 13,746
                                                                 ========     ========

(8) LONG-TERM DEBT --

     Long-term debt consisted of the following at March 31:

                                                                    1995        1994
                                                                   -------     -------
                                                                     (IN THOUSANDS)
        Revolving line of credit payable to NationsBank of Texas,
          interest due quarterly.................................  $    --     $    --
        Senior Notes due June 15, 2000, with required annual
          principal payments of $5,000,000 beginning June 15,
          1996, interest payable quarterly at 11.17%.............   25,000      25,000
        8% Promissory Note due December 31, 2004, with required
          annual principal and interest payments of $206,000
          beginning December 31, 1995............................    1,383          --
                                                                   -------     -------
                                                                    26,383      25,000
        Less -- current maturities...............................       96          --
                                                                   -------     -------
                                                                   $26,287     $25,000
                                                                   =======     =======

                       GUNDLE ENVIRONMENTAL SYSTEMS, INC.

     The Company has a $20,000,000 revolving line of credit agreement which matures on March 17, 1997. Interest on outstanding borrowings is charged, at the Company's option, at the bank's prime rate or the reserve adjusted LIBOR plus an applicable margin based on the ratio of funded debt to total capitalization. An annual commitment fee of 1/4% is payable on any unused portion of the facility. Under the terms of the revolving line of credit agreement, the Company is subject to certain borrowing base requirements and may not pledge its assets as collateral for any borrowings except as specified in the agreement. As of May 3, 1995, there was no outstanding balance under this line of credit. However, letters of credit issued under this facility totaled $2,750,000, thereby reducing the balance available to $17,250,000. The letters of credit primarily secure performance of installation contracts and self-insurance programs.

     The Senior Notes, which are unsecured, require quarterly interest payments at a rate of 11.17%, which began September 15, 1990, and annual principal payments of $5,000,000 beginning June 15, 1996. The terms of the Senior Notes place various restrictions on the Company's ability to pay dividends or make certain other payments, incur additional debt, consolidate or merge into another corporation or sell assets unless certain other criteria are met. The Senior Notes also require the Company to maintain certain financial ratios and a specified level of consolidated net worth.

     On July 1, 1992, the Company retired the remaining $4,059,000 outstanding balance of the 12 7/8% Senior Subordinated Notes ("the Notes"). The Notes were unsecured and subordinated to effectively all indebtedness of the Company. The Notes by their terms were redeemable at the Company's option beginning July 1, 1992 at a premium of 3.68% of the principal amount of the Notes. On May 21, 1991, the Company repurchased $8,241,000 of the Notes. The gain or loss on retirement of this debt was not material to the Company's financial position or results of operations.

     The 8% Promissory Note, which is unsecured, requires ten annual interest and principal payments of $206,000 beginning December 31, 1995 and ending December 31, 2004.

     Summarized below are the maturities of long-term debt of the Company during the next five years and thereafter (in thousands).

  YEAR
 ENDING
MARCH 31,
- ---------
 1996.........................................................  $    96
 1997.........................................................    5,103
 1998.........................................................    5,111
 1999.........................................................    5,120
 2000.........................................................    5,130
 Thereafter...................................................    5,823
                                                                -------
                                                                $26,383
                                                                =======

(9) STOCKHOLDERS' EQUITY --

     On June 1, 1992, the Company's board of directors adopted a stock repurchase plan under which the company was authorized to repurchase up to 500,000 shares of its outstanding common stock in open market transactions depending on market conditions. As of March 31, 1995 and 1994, stockholders' equity included 500,000 shares repurchased under the plan at an aggregate cost of $4,267,000.

     The Company's board of directors adopted a qualified employee stock purchase plan on October 16, 1991, effective January 1, 1992. The plan authorizes the issuance of up to 100,000 shares of common stock for purchase by participating employees at a 15% discount from the market price. As of March 31, 1995 and 1994, 20,217 and 13,797 shares, respectively, had been issued under this plan.

                       GUNDLE ENVIRONMENTAL SYSTEMS, INC.

     In 1986, the Company's board of directors adopted an employee stock option plan (the "1986 Plan"), which permits the grant of up to 850,000 stock options. The plan permits the grant of both "incentive" and "non-qualified" stock options to employees of the Company. Each option is exercisable for a period of up to ten years after it is granted. Unless the terms of the option specify otherwise, options may be exercised in respect of 33 1/3%, 66 2/3% and 100% of the shares covered, upon the third, fourth and fifth anniversaries of the date of grant. The option price cannot be less than the fair market value of the shares on the date the option is granted.

     During 1988, the Company's board of directors adopted a stock option plan (the "1988 Plan"), which permits the grant of up to 75,000 "non-qualified" stock options to non-employee directors. The terms of this plan are substantially the same as those of the employee stock option plan.

     The stock option activity under each plan is set forth below:

                                             1986 PLAN                             1988 PLAN
                                  --------------------------------      --------------------------------
                                     SHARES         OPTION PRICE           SHARES         OPTION PRICE
                                  UNDER OPTION        PER SHARE         UNDER OPTION        PER SHARE
                                  ------------     ---------------      ------------     ---------------
Outstanding at March 31, 1992...     621,290       $4.27 to $18.00         40,000        $8.25 to $16.17
  Granted.......................      12,500       $7.63 to $15.00          5,000                  $9.13
  Exercised.....................      (3,688)      $4.27 to $ 8.13             --                     --
  Cancelled.....................     (93,298)      $8.25 to $18.00             --                     --
                                  ------------     ---------------      ------------     ---------------
Outstanding at March 31, 1993...     536,804       $4.27 to $18.00         45,000        $8.25 to $16.17
  Granted.......................      98,000       $7.38 to $11.13             --                     --
  Exercised.....................     (27,469)      $4.27 to $ 8.25             --                     --
  Cancelled.....................    (140,073)      $7.63 to $18.00             --                     --
                                  ------------     ---------------      ------------     ---------------
Outstanding at March 31, 1994...     467,262       $4.27 to $16.92         45,000        $8.25 to $16.17
  Granted.......................      70,500                 $5.25          5,000                  $6.25
  Exercised.....................        (938)                $4.27             --                     --
  Cancelled.....................     (99,879)      $7.63 to $15.63             --                     --
                                  ------------     ---------------      ------------     ---------------
Outstanding at March 31, 1995...     436,945       $4.27 to $16.92         50,000        $6.25 to $16.17
                                  ==========         =============      ==========         =============
Options exercisable.............     222,899       $4.27 to $16.92         33,332        $8.25 to $16.17
                                  ==========         =============      ==========         =============
Options available for future
  grants........................     303,742                               25,000
                                  ==========                            ==========

     In 1993, pursuant to an employment agreement with an officer, the Company's board of directors granted the officer a non-qualified stock option to purchase 100,000 shares of the Company's common stock. The option price is equal to the fair market value of the shares on the date of the grant. The option is exercisable for a period of up to ten years after the grant date and may be exercised in respect of 33 1/3%, 66 2/3% and 100% upon the first, second and third anniversaries of the date of the grant. At March 31, 1995, 33,333 shares were exercisable under this agreement.

(10) INCOME TAXES --

     The provisions for income taxes consisted of the following:

                                                               YEAR ENDED MARCH 31,
                                                           ----------------------------
                                                            1995       1994       1993
                                                           ------     ------     ------
                                                                  (IN THOUSANDS)
        Current..........................................  $2,540     $2,245     $1,399
        Deferred.........................................    (697)       565       (805)
                                                           ------     ------     ------
                                                           $1,843     $2,810     $  594
                                                           ======     ======     ======

                       GUNDLE ENVIRONMENTAL SYSTEMS, INC.

     A reconciliation between the provision for income taxes and income taxes computed by applying the statutory rate is as follows:

                                                               YEAR ENDED MARCH 31,
                                                           ----------------------------
                                                            1995       1994       1993
                                                           ------     ------     ------
                                                                  (IN THOUSANDS)
        Tax provision at statutory rate..................  $1,102     $2,636     $  172
        Add (deduct):
          Merger costs...................................     289         --         --
          Amortization of goodwill.......................     234        234        234
          Meals and entertainment disallowance...........     285        108        142
          Nontaxable Foreign Sales Corporation...........    (157)      (326)      (250)
          State income taxes.............................     101        249        400
          Other..........................................     (11)       (91)      (104)
                                                           ------     ------     ------
                                                           $1,843     $2,810     $  594
                                                           ======     ======     ======

     The tax effects of temporary differences that gave rise to the deferred tax assets and liabilities were as follows at March 31:

                                                                      1995       1994
                                                                     ------     ------
                                                                     (IN THOUSANDS)
        Deferred tax assets:
          Accrued expenses for financial reporting purposes........  $2,375     $1,123
                                                                     ======     ======
        Deferred tax liabilities:
          Excess of tax depreciation over book depreciation........  $3,722     $2,932
          Other....................................................    --          235
                                                                     ------     ------
             Total deferred tax liabilities........................  $3,722     $3,167
                                                                     ======     ======

     In the opinion of management, no valuation allowance on the deferred tax assets is necessary at March 31, 1995 and 1994.

(11) RELATED-PARTY TRANSACTIONS --

     During the fiscal years ended March 31, 1995, 1994 and 1993, the Company had no material related party transactions other than those discussed in Note 18.

(12) EMPLOYEE BENEFIT PLANS --

     The Company has a defined contribution employee benefit plan under which substantially all employees are eligible to participate. The Company contributed $311,000, $298,000 and $320,000 to the plan during the years ended March 31, 1995, 1994 and 1993, respectively. Under the terms of the plan, contributions to the plan may be discontinued at any time.

     The Company has a non-qualified bonus arrangement whereby a portion of annual net income may be contributed to a bonus pool for allocation to all eligible employees. Contributions under this plan are at the discretion of the board of directors.

                       GUNDLE ENVIRONMENTAL SYSTEMS, INC.

(13) INTERNATIONAL SALES --

     The Company had export sales of $40,290,000, $35,276,000 and $30,013,000 during the years ended March 31, 1995, 1994 and 1993, respectively.

(14) SALES TO SIGNIFICANT CUSTOMERS --

     During fiscal 1995 and 1993, no single customer accounted for 10% or greater of total net sales. During fiscal 1994, one customer accounted for approximately 10% of total net sales.

(15) RESEARCH AND DEVELOPMENT COSTS --

     Research and development costs are charged to expense as incurred. The amounts of research and development expenditures during the years ended March 31, 1995, 1994 and 1993 were $840,000, $951,000, and $1,066,000, respectively.

(16) COMMITMENTS AND CONTINGENCIES --

  Product warranties and insurance coverage --

     The Company's products are sold and installed with specified warranties as to material quality and workmanship. These warranties may last for up to 20 years, but are generally limited to repair or replacement by the Company of the defective liner or the dollar amount of the contract involved, amortized over a period of years. The Company may also indemnify the site owner or general contractor for other damages resulting from negligence of the Company's employees. The Company is often required to post bid and performance bonds covering the full amount of an installation contract.

     Although the Company is not exposed to the type of potential liability that might arise from being in the business of handling, transporting or storing hazardous waste or materials, the Company could be susceptible to liability for environmental damage or personal injury resulting from defects in the Company's products or negligence by Company employees in the installation of its lining systems. Such liability could be substantial because of the potential that hazardous or other waste materials might leak out of their containment system into the environment. The Company maintains product liability insurance, which includes pollution coverage, in amounts which it believes to be prudent. However, there is no assurance that this coverage will remain available to the Company. While the Company's claims experience to date may not be a meaningful measure of its potential exposure for product liability, the Company has experienced no material losses from defects in products and installations.

  Litigation and claims --

     The Company is involved in litigation arising in the ordinary course of business, which, in the opinion of management, will not have a material adverse effect on the Company's financial position or results of operations.

  Operating Leases --

     The Company leases certain equipment through operating lease arrangements of varying terms. Annual rental expense under the terms of non-cancellable operating leases is less than 1% of consolidated revenues.

(17) MERGER WITH SLT ENVIRONMENTAL, INC. --

     On March 28, 1995, the Company announced an agreement to merge with SLT Environmental, Inc. (SLT). The agreement provides that, upon consummation of the merger, stockholders of SLT will receive 7,000,000 shares of the Company's common stock for all issued and outstanding shares of SLT

                       GUNDLE ENVIRONMENTAL SYSTEMS, INC.

common stock. The merger is subject to shareholder and governmental approval. If approved, the merger will be accounted for as a pooling of interests. SLT's year end for financial reporting purposes is December 31. The supplemental pro forma unaudited income statement information reported below reflects the combination of the Company's results for years ending March 31, 1995, 1994 and 1993 with that of SLT for the years ending December 31, 1994, 1993 and 1992, respectively (in thousands, except per share amounts):

                                                                   YEARS ENDED MARCH 31,
                                                             ----------------------------------
                                                               1995         1994         1993
                                                             --------     --------     --------
                                                                        (UNAUDITED)
Net sales..................................................  $223,937     $191,251     $185,443
                                                             ========     ========     ========
Net income.................................................  $  5,999     $  4,906     $  1,010
                                                             ========     ========     ========
Earnings per share.........................................  $    .35     $    .28     $    .06
                                                             ========     ========     ========

     Expenses associated with the merger of $850,000 have been reflected in the Company's results of operations for the year ended March 31, 1995.

(18) ACQUISITION --

     On December 16, 1994, the Company purchased 99.999% of its partner's 50% interest in PG Technology Co. (PG Tech) for $1,883,000. The Company paid $500,000 in cash and issued a note payable of $1,383,000. The note is payable over ten years and bears interest at 8%. The acquisition was recorded using the purchase method of accounting.

     PG Tech manufactures and sells a composite liner product combining polyethylene liner and bentonite clay. The manufacturing facility is located in Spearfish, South Dakota.

                       GUNDLE ENVIRONMENTAL SYSTEMS, INC.
                               SUPPLEMENTARY DATA

  Consolidated quarterly financial data (Unaudited) --

     Unaudited quarterly information for fiscal 1995 and 1994 is as follows (in thousands, except per share amounts):

                                          1995                                    1994
                          -------------------------------------   -------------------------------------
                                         QUARTER                                 QUARTER
                          -------------------------------------   -------------------------------------
                           FIRST    SECOND     THIRD    FOURTH     FIRST    SECOND     THIRD    FOURTH
                          -------   -------   -------   -------   -------   -------   -------   -------
Net sales...............  $26,383   $46,755   $38,798   $21,188   $29,171   $38,378   $31,118   $20,579
Gross profit............    5,584     9,037     6,114     2,117     7,145     9,255     5,876     3,869
Income (loss) before
  income taxes..........      874     4,311     1,099    (3,044)    2,924     4,342     1,540    (1,053)
Net income (loss).......      554     2,675       673    (2,505)    1,894     2,717       991      (659)
Earnings (loss) per
  common share..........      .05       .26       .07      (.25)      .18       .26       .10      (.06)

     The above data should be read in conjunction with the consolidated financial statements and notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULES

To Gundle Environmental Systems, Inc.:

     We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Gundle Environmental Systems, Inc. and subsidiaries (the Company) included in this Form 10-K, and have issued our report thereon dated May 3, 1995. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index on page 31 for the Company are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Houston, Texas
May 3, 1995

                                                                     SCHEDULE II

                       GUNDLE ENVIRONMENTAL SYSTEMS, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                     BALANCE AT     ADDITIONS                    BALANCE
                                                     BEGINNING       CHARGED                     AT END
                    DESCRIPTION                       OF YEAR       TO EXPENSE     WRITEOFFS     OF YEAR
- ---------------------------------------------------  ----------     ----------     ---------     -------
March 31, 1993:
  Allowance for doubtful accounts..................    $  797         $1,170         $ 688       $ 1,279
                                                     ========       ========       =======        ======
March 31, 1994:
  Allowance for doubtful accounts..................    $1,279         $  175         $ 598       $   856
                                                     ========       ========       =======        ======
March 31, 1995:
  Allowance for doubtful accounts..................    $  856         $2,429         $ 917       $ 2,368
                                                     ========       ========       =======        ======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

     Part III (Items 10 through 13) is omitted since the Company expects to file with the Securities and Exchange Commission within 120 days following March 31, 1995, definitive proxy materials pursuant to Regulation 14A under the Securities Exchange Act of 1934 involving the annual election of directors and certain other matters. If for any reason such a statement is not so filed, this Report will be appropriately amended.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1) Financial statements (see financial statements at pages 14-27)

(a)(2) Supplementary data (see page 28)

(a)(3) Financial schedule (see pages 29-30)

       Schedule II -- Valuation and Qualifying Accounts

     Schedules not listed above are omitted since the information required to be submitted has been included in the financial statements or the notes thereto, or the schedules are not required.

(a)(3) Exhibits:

      EXHIBIT
        NO.
- -------------------
     2-A              -- Plan Agreement of Merger dated March 28, 1995 between the Company and SLT Environmental, Inc. (Exhibit A to Registrant's Preliminary
                         Proxy Statement filed on May 4, 1995 is incorporated herein by reference).
     3-A              -- Articles of Incorporation as amended (Exhibits 3.1, 3.2 and 3.3 to
                         Registrant's Registration Statement No. 33-9809 are incorporated herein by reference).
     3-B              -- Bylaws (Exhibit 3.4 to Registrant's Registration Statement No.
                         33-9809 is incorporated herein by reference).
     4-A              -- Loan Agreement dated as of October 31, 1991, between Gundle
                         Environmental Systems, Inc. and NCNB Texas National Bank (Exhibit
                         4-I to Registrant's Form 10-K for the year ended December 31, 1991 is incorporated herein by reference).
     4-B              -- Amendment dated January 18, 1994 to Exhibit 4-A.
     4-C              -- Note Agreement dated as of June 15, 1990, between Gundle
                         Environmental Systems, Inc. and certain institutions covering the
                         $25,000,000 of 11.17% Senior Notes due June 15, 2000 (Exhibit 4-J to
                         the Registrant's Form 10-K for the year ended December 31, 1990 is incorporated herein by reference).
     4-D              -- Amendment dated March 17, 1995 to Exhibit 4-A.
     10-A             -- Employment Agreement dated as of June 1, 1993 between Thomas L.
                         Caltrider and the Registrant.
     10-B             -- Registrant's stock option plan (Exhibit 10.11 to Registrant's
                         Registration Statement No. 33-9809 is incorporated herein by reference).
     10-E             -- Registrant's 1988 Non-Qualified Stock Option Plan for Non-Employee
                         Directors, as amended to date.
     11               -- Computation of per share earnings (see financial statements at page
                         20).
     18-A             -- Independent public accounts preferability letter regarding changes in accounting method.
     21               -- Subsidiaries.
     27               -- Financial Data Schedule.

(b) Reports on Form 8-K.

(c) Exhibits (see Item (a)(3), above).

(d) Additional financial statements (see Items (a)(1) and (a)(2) above).

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON THE 11TH DAY OF MAY, 1995.

                                          GUNDLE ENVIRONMENTAL SYSTEMS, INC.

                                          By        THOMAS L. CALTRIDER
                                            ------------------------------------
                                                Thomas L. Caltrider, President

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE CAPACITIES INDICATED ON THE 11TH DAY OF MAY, 1995.

                  SIGNATURE                                          TITLE
- ---------------------------------------------    ---------------------------------------------

             THOMAS L. CALTRIDER                 Director and Principal
- ---------------------------------------------      Executive Officer
             THOMAS L. CALTRIDER

               ROGER J. KLATT                    Principal Financial and
- ---------------------------------------------      Accounting Officer
               ROGER J. KLATT

             STEVEN M. FRIEDMAN                  Director
- ---------------------------------------------
             STEVEN M. FRIEDMAN

              GEORGE J. MCNALLY                  Director
- ---------------------------------------------
              GEORGE J. MCNALLY

            WILLIAM P. O'CONNELL                 Director
- ---------------------------------------------
            WILLIAM P. O'CONNELL

              T. WILLIAM PORTER                  Director
- ---------------------------------------------
              T. WILLIAM PORTER

                HUGH L. RICE                     Director
- ---------------------------------------------
                HUGH L. RICE

               BRIAN D. YOUNG                    Director and Chairman of the
- ---------------------------------------------      Board
               BRIAN D. YOUNG

                             EXHIBIT  INDEX

      EXHIBIT
        NO.
- -------------------
     4-D              -- Amendment dated March 17, 1995 to Exhibit 4-A.

     18-A             -- Independent public accounts preferability letter regarding changes in accounting method.

     21               -- Subsidiaries.

     27               -- Financial Data Schedule.