Form 10-K405/A
period 1995-03-31
GUNDLE ENVIRONMENTAL SYSTEMS INC
filed 1995-06-20
CIK 805023

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------
                                 FORM 10-K/A-1
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     The aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $55,600,000 as of June 19, 1995. All share amounts included herein have been restated to reflect all previous stock splits.

     The number of shares outstanding of the issuer's common stock, $.01 par value, as of June 19, 1995 was 10,691,926 shares.

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

     Due to the large size of some of the Company's lining projects, certain customers may account for 10% or more of the Company's net sales for any year. During fiscal 1995 and 1993, no single customer accounted for 10% or more of the Company's net sales. During fiscal 1994, net sales by the Company to one customer, P. T. Dipasena, Citra Darmaja, accounted for approximately 10% of the Company's net sales. The Company believes that the loss of any one customer would not have a material adverse effect on the Company's financial position or results of operations.

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

ITEM 6. SELECTED FINANCIAL DATA.
       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              YEAR ENDED MARCH 31,
                                    ------------------------------------------------------------------------
                                      1995         1994            1993            1992            1991
                                    --------   -------------   -------------   -------------   -------------
                                               (AS RESTATED)   (AS RESTATED)   (AS RESTATED)   (AS RESTATED)
    INCOME STATEMENT DATA:
      Net sales...................  $133,124     $ 119,246       $ 113,845       $ 132,664       $ 129,111
      Gross profit................    22,852        26,145          21,359          35,612          27,229
      Operating income............     5,460         9,854           3,297          17,722          13,141
      Interest expense, net.......     2,219         2,034           2,195           2,556           3,520
      Income before income
         taxes....................     3,240         7,753             506          14,403           9,358
      Net income (loss)...........     1,397         4,943             (88)          9,374           6,188
      Earnings (loss) per common
         share....................      0.14          0.48           (0.01)           0.89            0.65
    BALANCE SHEET DATA:
      Working capital.............  $ 45,662     $  41,436       $  38,263       $  44,897       $  31,122
      Total assets................   124,130       113,256         108,223         117,693         104,021
      Total long-term debt........    26,383        25,000          25,000          28,981          37,499
      Stockholders' equity........    72,386        71,003          67,448          70,125          46,152

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

RESULTS OF OPERATIONS

     The following table sets forth certain items included in Selected Financial Data, as a percentage of net sales for the periods indicated.

                                                                    YEAR ENDED MARCH 31,
                                                                  -------------------------
                                                                  1995      1994      1993
                                                                  -----     -----     -----
    INCOME STATEMENT DATA:
      Net sales.................................................  100.0%    100.0%    100.0%
      Gross profit..............................................   17.2      21.9      18.8
      Operating income..........................................    4.1       8.3       2.9
      Interest expense, net.....................................    1.7       1.7       1.9
      Income before income taxes................................    2.4       6.5        .4
      Net income (loss).........................................    1.0       4.1       (.1)

  Year Ended March 31, 1995 Versus Year Ended March 31, 1994

     The Company's net sales increased $13,878,000 or 12% in fiscal 1995 compared with fiscal 1994 as a result of overall price increases of 8% and unit volume increases of 4%. Overall pricing increased 4% domestically and 13% internationally, while unit volume was up 6% and 1%, respectively. During fiscal 1995, over 42% of the Company's products were sold through installation contracts versus 36% in the prior year due in part to the acquisition of Gundle Taggart in the United Kingdom.

     Gross profit decreased $3,293,000 or 13% from fiscal 1994. As a percentage of sales, the margin decreased to 17% from 22%. The decrease in gross margin and gross margin percentage was impacted by a 17% increase in average raw material costs when compared with the prior year. From the beginning of fiscal 1995, raw material prices increased 75% due to rising prices of ethylene, feed stock for polyethylene, combined with polyethylene capacity reductions and increased demand for high density polyethylene resins. Current selling prices have been increased to offset these raw material cost increases. Raw material prices are expected to stabilize at the current levels and no significant cost increases are expected in fiscal 1996. The increase in raw material prices reduced the margins on a number of installation contracts that were awarded at fixed prices early in the year. Gross profit also decreased approximately 1% as a percentage of sales due to cost overruns and contract settlements caused primarily by unanticipated job delays due to shortages of installation crews and negotiated settlements.

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

     During fiscal 1995, the Company's sole supplier for very low density polyethylene resin withdrew from the geomembrane market. This supplier's withdrawal from the market is not expected to adversely affect the Company's operations as both new suppliers for VLDPE resin and alternative products have been identified by the Company.

     The Company's operations are subject to seasonal fluctuation with the greatest volume of product deliveries and installations typically occurring in the summer and fall months. In particular, the Company's operating results are most impacted in the fourth quarter as both product deliveries and installations are at their lowest levels due to the inclement weather experienced in the Northern Hemisphere during this period.

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

                       GUNDLE ENVIRONMENTAL SYSTEMS, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                      YEAR ENDED MARCH 31,
                                                          --------------------------------------------
                                                            1995           1994              1993
                                                          --------     -------------     -------------
                                                                       (AS RESTATED)     (AS RESTATED)
Net sales...............................................  $133,124       $ 119,246         $ 113,845
Cost of sales...........................................   110,272          93,101            92,486
                                                          --------     -------------     -------------
Gross profit............................................    22,852          26,145            21,359
Selling, general and administrative expenses............    15,842          15,603            17,374
Amortization of goodwill................................       700             688               688
Merger expenses.........................................       850              --                --
                                                          --------     -------------     -------------
Operating income........................................     5,460           9,854             3,297
Other expenses:
  Interest expense, net.................................     2,219           2,034             2,195
  Other, net............................................         1              67               596
                                                          --------     -------------     -------------
Income before income taxes..............................     3,240           7,753               506
Provision for income taxes..............................     1,843           2,810               594
                                                          --------     -------------     -------------
Net income (loss).......................................  $  1,397       $   4,943         $     (88)
                                                          ========       =========         =========
Earnings(loss) per common share.........................  $    .14       $     .48         $    (.01)
                                                          ========       =========         =========
Weighted average common shares outstanding..............    10,186          10,260            10,455
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

  Warranty Costs --

     The Company's products are sold and installed with specified warranties as to material quality and workmanship and may extend up to 20 years. Provision for warranty costs are made based on the Company's claims experience. The reserve for these costs is included in the self-insurance reserve (see Note 7).

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

     The stock option activity under each plan is set forth below:

                                             1986 PLAN                             1988 PLAN
                                  --------------------------------      --------------------------------
                                     SHARES         OPTION PRICE           SHARES         OPTION PRICE
                                  UNDER OPTION        PER SHARE         UNDER OPTION        PER SHARE
                                  ------------     ---------------      ------------     ---------------
Outstanding at March 31, 1992...     621,290       $4.27 to $18.00         40,000        $8.25 to $16.17
  Granted.......................      12,500       $7.63 to $15.00          5,000                  $9.13
  Exercised.....................      (3,688)      $4.27 to $ 8.13             --                     --
  Cancelled.....................     (93,298)      $8.25 to $18.00             --                     --
                                    --------       ---------------         ------        ---------------
Outstanding at March 31, 1993...     536,804       $4.27 to $18.00         45,000        $8.25 to $16.17
  Granted.......................      98,000       $7.38 to $11.13             --                     --
  Exercised.....................     (27,469)      $4.27 to $ 8.25             --                     --
  Cancelled.....................    (140,073)      $7.63 to $18.00             --                     --
                                    --------       ---------------         ------        ---------------
Outstanding at March 31, 1994...     467,262       $4.27 to $16.92         45,000        $8.25 to $16.17
  Granted.......................      70,500                 $5.25          5,000                  $6.25
  Exercised.....................        (938)                $4.27             --                     --
  Cancelled.....................     (99,879)      $7.63 to $15.63             --                     --
                                    --------       ---------------         ------        ---------------
Outstanding at March 31, 1995...     436,945       $4.27 to $16.92         50,000        $6.25 to $16.17
                                    ========       ===============         ======        ===============
Options exercisable.............     222,899       $4.27 to $16.92         33,332        $8.25 to $16.17
                                    ========       ===============         ======        ===============
Options available for future
  grants........................     303,742                               25,000
                                    ========                               ======

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

(b) Reports on Form 8-K.

(c) Exhibits (see Item (a)(3), above).

(d) Additional financial statements (see Items (a)(1) and (a)(2) above).

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON THE 20TH DAY OF JUNE, 1995.

                                          GUNDLE ENVIRONMENTAL SYSTEMS, INC.

                                          By        THOMAS L. CALTRIDER
                                             ----------------------------------
                                               Thomas L. Caltrider, President

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE CAPACITIES INDICATED ON THE 20TH DAY OF JUNE, 1995.

                  SIGNATURE                                          TITLE
                  ---------                                          -----

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