Form 10-Q
period 1995-06-30
GUNDLE ENVIRONMENTAL SYSTEMS INC
filed 1995-07-26
CIK 805023

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C.  20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                                     of the
                        SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended  June 30, 1995     Commission File Number  1-9307


                      GUNDLE ENVIRONMENTAL SYSTEMS, INC.
- --------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its Charter)


            Delaware                                        22-2731074
- --------------------------------------------------------------------------------
  (State or other jurisdiction of                          (IRS Employer
   incorporation or organization)                        Identification No.)



    19103 Gundle Road   Houston, Texas                          77073
- --------------------------------------------------------------------------------
  (Address of principal executive offices)                    (Zip Code)


(Registrant's telephone number, including area code)   (713) 443-8564

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant is required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X            No
     ---               ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.


              Class                      Outstanding at July 25, 1995
    ----------------------------         ----------------------------
    Common stock, par value $.01              10,691,926

                       GUNDLE ENVIRONMENTAL SYSTEMS, INC.

                                     INDEX

                                                                              PAGE
PART I - FINANCIAL INFORMATION

         Condensed Consolidated Balance Sheets as of
         June 30, 1995 (Unaudited) and March 31, 1995                         3

         Consolidated Statements of Income
         for the Three and Six Months Ended
         June 30, 1995 and 1994 (Unaudited)                                   4

         Consolidated Statements of Cash Flows
         for the Six Months Ended June 30, 1995
         and 1994 (Unaudited)                                                 5

         Notes to Condensed Consolidated Financial
         Statements                                                           6

         Management's Discussion and Analysis of Results
         of Operations and Financial Condition                                8


PART II - OTHER INFORMATION                                                  12

                       GUNDLE ENVIRONMENTAL SYSTEMS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)

                                                     JUNE 30,          MARCH 31,
                                                      1995              1995
                                                  -------------    --------------
                                                   (UNAUDITED)
ASSETS
CURRENT ASSETS:
  CASH AND CASH EQUIVALENTS                      $       7,176      $     13,227
  ACCOUNTS RECEIVABLE                                   36,420            29,801
  COSTS AND ESTIMATED EARNINGS IN EXCESS
    OF BILLINGS ON CONTRACTS IN PROGRESS                 4,629             3,664
  INVENTORY                                             20,206            17,887
  DEFERRED INCOME TAXES                                  2,769             2,375
  PREPAID EXPENSES AND OTHER                             1,407               443
                                                 -------------      ------------
        TOTAL CURRENT ASSETS                            72,607            67,397

PROPERTY, PLANT AND EQUIPMENT, NET                      31,643            32,744
EXCESS OF PURCHASE PRICE OVER FAIR VALUE
  OF NET ASSETS ACQUIRED, NET                           23,556            23,787
OTHER ASSETS                                               191               202
                                                 -------------      ------------
                                                 $     127,997      $    124,130
                                                 =============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES       $      23,425      $     21,356
  BILLINGS IN EXCESS OF COSTS AND ESTIMATED
    EARNINGS ON CONTRACTS IN PROGRESS                      532                91
  CURRENT PORTION OF LONG-TERM DEBT                      5,095                96
  INCOME TAXES PAYABLE                                     393               192
                                                 -------------      ------------
        TOTAL CURRENT LIABILITIES                       29,445            21,735

DEFERRED INCOME TAXES                                    3,543             3,722
LONG-TERM DEBT                                          21,287            26,287
STOCKHOLDERS' EQUITY:
  PREFERRED STOCK, NO PAR VALUE, 1,000 SHARES
    AUTHORIZED, NO SHARES ISSUED OR
    OUTSTANDING                                             -                 -
  COMMON STOCK, $.01 PAR VALUE, 15,000,000
    SHARES AUTHORIZED, 10,691,926 ISSUED AND
    OUTSTANDING                                            107               107
  ADDITIONAL PAID-IN CAPITAL                            40,802            40,802
  RETAINED EARNINGS                                     37,124            35,795
  CUMULATIVE TRANSLATION ADJUSTMENT                        (44)              (51)
                                                 -------------      ------------
                                                        77,989            76,653
  TREASURY STOCK AT COST, 500,000 SHARES                (4,267)           (4,267)
                                                 -------------      ------------
        TOTAL STOCKHOLDERS' EQUITY                      73,722            72,386
                                                 -------------      ------------
                                                 $     127,997      $    124,130
                                                 =============      ============

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
               THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                       GUNDLE ENVIRONMENTAL SYSTEMS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
             (AMOUNTS IN THOUSANDS EXCEPT EARNINGS PER SHARE DATA)
                                  (UNAUDITED)



                                       THREE MONTHS ENDED       SIX MONTHS ENDED
                                           JUNE 30,                 JUNE 30,
                                    --------------------   -----------------------
                                       1995       1994        1995         1994
                                    ----------  --------   ---------    ----------
NET SALES                            $ 36,045   $ 26,383   $   57,233   $   46,962
COST OF SALES                          28,562     20,799       47,633       37,509
                                     --------   --------   ----------   ----------
GROSS PROFIT                            7,483      5,584        9,600        9,453
SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES               3,634      4,012        7,300        8,214
AMORTIZATION OF GOODWILL                  192        172          376          344
MERGER EXPENSES                         1,750          0        2,600            0
                                     --------   --------   ----------   ----------
OPERATING INCOME                        1,907      1,400         (676)         895

OTHER EXPENSES:
  INTEREST EXPENSE, NET                   621        491        1,219          976
  OTHER (INCOME) EXPENSE, NET              67         35          (70)          98
                                     --------   --------   ----------   ----------
INCOME (LOSS) BEFORE INCOME TAXES       1,219        874       (1,825)        (179)

PROVISION (BENEFIT) FOR INCOME TAXES     (110)       320         (949)         (74)
                                     --------   --------   ----------   ----------
NET INCOME (LOSS)                    $  1,329   $    554   $     (876)  $     (105)
                                     ========   ========   ==========   ==========
EARNINGS (LOSS) PER COMMON SHARE     $   0.13   $   0.05   $    (0.09)  $    (0.01)
                                     ========   ========   ==========   ==========
WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                  10,192     10,185       10,192       10,179
                                     ========   ========   ==========   ==========


                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
               THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                       GUNDLE ENVIRONMENTAL SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                           ------------------------
                                                               1995         1994
                                                           ----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET LOSS                                                 $     (876)  $     (105)
  ADJUSTMENTS TO RECONCILE NET LOSS TO CASH
    PROVIDED BY (USED IN) OPERATING ACTIVITIES:
    DEPRECIATION                                                2,654        2,602
    AMORTIZATION OF GOODWILL                                      415          345
    DEFERRED INCOME TAXES                                        (632)        (470)
    INCREASE (DECREASE) IN CASH DUE TO
      CHANGES IN ASSETS AND LIABILITIES:
      ACCOUNTS RECEIVABLE                                       8,732      (11,053)
      COSTS AND ESTIMATED EARNINGS IN EXCESS
         OF BILLINGS ON CONTRACTS IN PROGRESS                     508         (448)
      INVENTORY                                                (8,261)      (3,567)
      PREPAID EXPENSES AND OTHER                               (1,105)        (297)
      ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                 (1,080)         160
      BILLINGS IN EXCESS OF COSTS AND EARNINGS
         ON CONTRACTS IN PROGRESS                                 479        1,401
      INCOME TAXES PAYABLE                                       (816)          23
                                                           ----------   ----------
      NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES          18      (11,409)
                                                           ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  ADDITIONS TO PROPERTY, PLANT AND EQUIPMENT, NET                (461)      (2,164)
  PAYMENTS FOR ACQUISITION OF A BUSINESS,
    NET OF CASH ACQUIRED                                           --         (730)
  LOANS TO AFFILIATES                                              13          152
  ADVANCES TO AFFILIATES AND OTHER, NET                           (10)        (689)
                                                           ----------   ----------
      NET CASH USED IN INVESTING ACTIVITIES                      (458)      (3,431)
                                                           ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  PROCEEDS FROM THE EXERCISE OF STOCK OPTIONS AND
    PURCHASES UNDER THE EMPLOYEE STOCK PURCHASE PLAN               37           50
  REPURCHASE OF COMMON STOCK                                       --         (306)
                                                           ----------   ----------
      NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES          37         (256)
                                                           ----------   ----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                           (33)          --
                                                           ----------   ----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                        (436)     (15,096)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD            7,612       18,755
                                                           ----------   ----------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD             $    7,176   $    3,659
                                                           ==========   ==========
CASH PAID FOR INTEREST                                     $    1,404   $    1,395
                                                           ==========   ==========
CASH PAID FOR INCOME TAXES                                 $      940   $      154
                                                           ==========   ==========

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
               THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                       GUNDLE ENVIRONMENTAL SYSTEMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1)  Basis of Presentation -

  General -

         The accompanying unaudited condensed consolidated financial statements have been prepared by the Registrant ("Gundle Environmental Systems, Inc." or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of such financial statements for the periods indicated. Certain information relating to the Company's organization and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted in this Form 10-Q pursuant to Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission. However, the Company believes that the disclosures herein are adequate to make the information presented not misleading. The results for the three and six months ended June 30, 1995, are not necessarily indicative of future operating results. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 1995.

         The accounting policies followed by the Company in preparing interim consolidated financial statements are similar to those described in the "Notes to Consolidated Financial Statements" in the Company's Annual Report on Form 10-K for the year ended March 31, 1995.

         Earnings per common share are based on the weighted average number of common shares and common share equivalents outstanding. Common share equivalents (outstanding options to purchase shares of common stock) are computed using the treasury stock method and were excluded from the earnings per share calculations as dilution was less than 3%.

Organization -

         Gundle Environmental Systems, Inc., a Delaware corporation, through its wholly owned subsidiaries is primarily engaged in the manufacture, sale and installation of polyethylene lining systems.

Fiscal Year -

         On April 17, 1995, the Company elected to change its fiscal year end from March 31 to December 31, effective December 31, 1995. The Company intends to restate all prior periods in its December 31, 1995 annual report on Form 10-K to conform with its newly adopted fiscal year. The Consolidated Statements of Income and Cash Flow presented in this Form 10-Q have also been restated.

Reclassifications -

         The accompanying condensed consolidated financial statements for 1994 contain certain reclassifications to conform with the current year presentation.

(2)  Inventory -

         Inventory is stated at the lower of cost or market. Cost, which includes material, labor and overhead, is determined by the weighted average cost method. Inventory consisted of the following:

                                                             June 30,                                March 31,
                                                               1995                                   1995
                                                            ----------                             ----------
Raw materials
  and supplies                                              $ 5,740,000                            $ 5,636,000
Finished goods                                               14,466,000                             12,251,000
                                                            -----------                            -----------

                                                            $20,206,000                            $17,887,000
                                                            ===========                            ===========


(3)      Income Taxes -

         The Company s tax benefit in the second quarter was due to adjusting the year to date tax rate to equal the projected effective tax rate for the year. This adjustment was due to the change in the Company s year end from March 31 to December 31 and the difference in the effective rates between these periods. The difference in rates is primarily due to the nondeductibility of certain merger expenses in 1995.

(4)      Merger with SLT Environmental, Inc. -

                 On March 28, 1995, the Company signed a definitive agreement to merge with SLT Environmental, Inc. (SLT). The agreement provides that, upon consummation of the merger, stockholders of SLT will receive 7,000,000 shares of the Company s common stock for all issued and outstanding shares of SLT common stock. The merger received governmental clearance on May 23, 1995 and will be voted on by the Company s stockholders at its annual meeting to be held July 27, 1995.

                 Expenses associated with the merger of $2,600,000 have been reflected in the Company s results for the six months ended June 30, 1995.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

Quarter -

         For the three months ended June 30, 1995 net sales were $36,045,000 compared with $26,383,000 for the same period last year. The increase in sales is the result of an overall increase in pricing of 33% and an increase in unit sales volume of 3%. Domestic pricing and volume were up 32% and 10%, respectively. International pricing increased 29% from last year while volumes fell 8%. The increased pricing is the result of the pass through of increased raw material costs compared with the prior year and increased pricing of the Company s installation services.

         Gross profit for the quarter was $7,483,000 compared with $5,584,000 last year. Gross profit as a percentage of sales was 21% for both periods. The increased gross profit was due to the increased sales volume. Raw material prices stabilized during the quarter.

         Selling, general and administrative expenses were $3,634,000 compared with $4,012,000 in the prior year. The decrease in these expenses from year to year primarily relates to the reorganization of the installation and the sales and marketing functions in the third quarter of 1994, including closing the Company s sales office in Germany.

         Expenses of $1,750,000 were recorded in the quarter related to the merger with SLT Environmental, Inc. (SLT).

         Net interest expense was $621,000 compared with $491,000 last year. The increase is primarily the result of the prior year s expense being offset with over $80,000 of interest income collected on past due trade accounts receivable.

         The quarterly benefit for income taxes was $110,000 compared with a provision of $320,000 in the same period last year. The tax benefit in the current period was due to adjusting the year to date tax rate to equal the projected effective tax rate for the year. This adjustment was due to the change in the Company s year end from March 31 to December 31 and the difference in the effective tax rate between these periods. The difference in rates is primarily due to the nondeductibility of certain merger expenses in 1995.


Year to Date -

         Net sales of $57,233,000 for the six months ended June 30, 1995 exceeded sales in the prior year of $46,962,000 by 22%. Overall, pricing increased 30% when compared with last year and unit sales volume was down 6%. Domestic and international pricing was up 29% and 28%, respectively, while volumes were down 3% and 10%. The increase in pricing reflects the recovery of increased raw material costs and increased revenues from installation projects.

         Gross profit was $9,600,000 or 17% of sales versus $9,453,000 or 20% of sales last year. The increase in gross profit was due to the increased level of sales. The 3% decrease in gross profit percentage was the result of lower profitability on the Company s installation projects compared with the prior year.

         Selling, general and administrative expenses of $7,300,000 were $914,000 or 11% less than last year primarily due to the reorganization of the installation and the sales and marketing functions in the third quarter of 1994, including closing the Company s sales office in Germany.

         Merger expenses for the six months were $2,600,000. The Company does not anticipate any significant additional expenses related to the merger with SLT.

         Net interest expense of $1,219,000 was $243,000 or 25% higher than the prior year due to lower average investible cash balances in the current year, the collection of $80,000 of interest income on past due trade accounts receivables, and the addition of $1,383,000 of debt, at 8%, related to the acquisition of P.G. Technology in December of 1994.

         The Company's benefit for income taxes was $949,000 compared with $74,000 for the same period last year. The tax benefit in both years was provided at the statutory rates adjusted for certain permanent differences.
The effective tax rate of 52% in 1995 resulted from a portion of the $2,600,000 of merger expenses being nondeductible.


LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1995, the Company had working capital of $43,162,000, including cash and temporary investments of $7,176,000. The Company's cash, inventory and receivable balances fluctuate from quarter to quarter due to the seasonality of sales. The Company's capital structure consists of $26,382,000 in long term debt and $73,722,000 stockholders' equity as of June 30, 1995.

         The Company has a $20,000,000 revolving credit facility with NationsBank of Texas. As of June 30, 1995, there was no balance outstanding on the revolving line of credit. However, letters of credit issued under this facility totaled $2,405,000 thereby reducing the balance available to $17,595,000. The letters of credit issued under this facility primarily secure performance of installation contracts and self insurance programs.

         On March 28, 1995 the Company signed a definitive agreement to merge with SLT. Under the terms of the agreement, SLT will merge with the Company in exchange for 7 million shares of the Company s common stock. In connection with the merger, the Company expects to replace its existing $20,000,000 revolver, with a $35,000,000 revolving and term credit facility to be provided by a syndicate of commercial banks (the "New Credit Facility") and to issue an additional $25,000,000 of senior notes (the "New Notes"), thus increasing the Company s credit availability to $60,000,000 from the present $20,000,000.
Upon consummation of the merger, the Company expects to issue the New Notes and utilize available cash or make borrowings under the New Credit Facility in an amount sufficient to retire all SLT s outstanding indebtedness, which aggregated approximately $41,000,000 at June 30, 1995.

         In general, the New Credit Facility and New Notes will contain restrictions with respect to the incurrence of additional indebtedness, the payment of cash dividends or similar restricted payments, the ability of the Company to consolidate or merge into another corporation or transfer or sell assets, unless certain criteria are met. The New Credit Facility and the New Notes will also require the maintenance of certain financial ratios and a specified level of consolidated net worth.

         The Company believes that its cash balance, cash generated by operations and the balance available under the Revolver are adequate to meet these and any other foreseeable cash requirements during calendar 1995.

         The Company s operations are subject to seasonal fluctuation with the greatest volume of product deliveries and installations typically occurring in the summer and fall months. In particular, the Company s operating results are most impacted in the first quarter as both product deliveries and installations are at their lowest levels due to the inclement weather experienced in the Northern Hemisphere during this period.

         Pricing of the Company s products and services are principally driven by worldwide manufacturing capacity in the industry and raw material pricing. The Company s primary raw material occasionally is in short supply and is subject to substantial price fluctuation in response to market demand. Any additional increase in worldwide manufacturing capacity, interruption in raw material supply or abrupt raw material price increase could have an adverse effect upon the Company s operations. Inflation has not had a significant impact on the Company s operations.

PART II - OTHER INFORMATION


ITEM 6 - Exhibits and reports on Form 8-K

(a)      27 -- Financial Data Schedule

(b)      None

SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               GUNDLE ENVIRONMENTAL SYSTEMS, INC.




DATE  July 26, 1995        BY   /s/ Roger J. Klatt
                           ----------------------------
                                    ROGER J. KLATT,
                                    SENIOR VICE PRESIDENT &
                                    CHIEF FINANCIAL OFFICER


DATE  July 26, 1995        BY   /s/ Keith E. St. Clair
                           -----------------------------
                                    KEITH E. ST. CLAIR,
                                    CORPORATE CONTROLLER
