Form 10-Q
period 1995-09-30
GUNDLE ENVIRONMENTAL SYSTEMS INC
filed 1995-10-31
CIK 805023

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C.  20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                                     of the
                        SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 1995 Commission File Number 1-9307


                        GUNDLE/SLT ENVIRONMENTAL, INC.
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

                          Yes   X            No ____


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.


            Class                Outstanding at October 27, 1995
Common stock, par value $.01              17,695,677

                         GUNDLE/SLT ENVIRONMENTAL, INC.

                                     INDEX

                                                                        PAGE

PART I - FINANCIAL INFORMATION

         Condensed Consolidated Balance Sheets as of
         September 30, 1995 (Unaudited) and
         December 31, 1994 (Unaudited and Restated)                       3

         Consolidated Statements of Income
         for the Three and Nine Months Ended
         September 30, 1995 and 1994 (Unaudited)                          4

         Consolidated Statements of Cash Flows
         for the Nine Months Ended September 30, 1995
         and 1994 (Unaudited)                                             5

         Notes to Condensed Consolidated Financial
         Statements                                                       6

         Management's Discussion and Analysis of Results
         of Operations and Financial Condition                           10


PART II - OTHER INFORMATION                                              14

                         GUNDLE/SLT ENVIRONMENTAL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)
                                  (UNAUDITED)


                                               SEPTEMBER 30,    DECEMBER 31,
                                                   1995             1994
                                               ------------     ------------
                                                                 (RESTATED)
ASSETS
CURRENT ASSETS:
  CASH AND CASH EQUIVALENTS                    $     7,003      $     9,488
  ACCOUNTS RECEIVABLE                               85,152           78,816
  COSTS AND ESTIMATED EARNINGS IN EXCESS
    OF BILLINGS ON CONTRACTS IN PROGRESS            14,035            9,401
  INVENTORY                                         26,952           22,072
  DEFERRED INCOME TAXES                              6,191            2,516
  PREPAID EXPENSES AND OTHER                         1,982              954
                                               -----------      -----------

        TOTAL CURRENT ASSETS                       141,315          123,247

PROPERTY, PLANT AND EQUIPMENT, NET                  44,865           57,172
EXCESS OF PURCHASE PRICE OVER FAIR VALUE
  OF NET ASSETS ACQUIRED, NET                       28,162           28,715
DEFERRED INCOME TAXES                                  992              912
OTHER ASSETS                                         1,338            1,136
                                               -----------      -----------
                                               $   216,672      $   211,182
                                               ===========      ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  NOTES PAYABLE                                $    12,109      $    12,467
  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES          41,599           42,789
  BILLINGS IN EXCESS OF COSTS AND ESTIMATED
    EARNINGS ON CONTRACTS IN PROGRESS                1,261              499
  CURRENT PORTION OF LONG-TERM DEBT                  5,466            2,165
  INCOME TAXES PAYABLE                               2,406            2,120
  DEFERRED INCOME TAXES                              1,667            1,527
                                               -----------      -----------
        TOTAL CURRENT LIABILITIES                   64,508           61,567


LONG-TERM DEBT                                      50,552           46,202
DEFERRED INCOME TAXES                                4,138            3,893
OTHER LIABILITIES                                    1,218            1,042

STOCKHOLDERS' EQUITY:
  PREFERRED STOCK, $1.00 PAR VALUE, 1,000,000
    SHARES AUTHORIZED, NO SHARES ISSUED OR
    OUTSTANDING                                        --               --
  COMMON STOCK, $.01 PAR VALUE, 30,000,000
    SHARES AUTHORIZED, 17,692,864 ISSUED AND
    OUTSTANDING                                        177              177
  ADDITIONAL PAID-IN CAPITAL                        68,258           68,216
  RETAINED EARNINGS                                 28,593           32,385
  CUMULATIVE TRANSLATION ADJUSTMENT                  3,495            1,967
                                               -----------      -----------
                                                   100,523          102,745
  TREASURY STOCK AT COST, 500,000 SHARES            (4,267)          (4,267)
                                               -----------      -----------
        TOTAL STOCKHOLDERS' EQUITY                  96,256           98,478
                                               -----------      -----------
                                               $   216,672      $   211,182
                                               ===========      ===========




                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
               THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                         GUNDLE/SLT ENVIRONMENTAL, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
             (AMOUNTS IN THOUSANDS EXCEPT EARNINGS PER SHARE DATA)
                                  (UNAUDITED)



                                        THREE MONTHS ENDED     NINE MONTHS ENDED
                                           SEPTEMBER 30,         SEPTEMBER 30,
                                        -------------------   --------------------
                                         1995        1994       1995       1994
                                        --------   --------   ---------  ---------
SALES                                   $ 79,166   $ 76,342   $ 189,807  $ 155,342
COST OF SALES                             61,637     59,898     150,979    122,287
                                        --------   --------   ---------  ---------
GROSS PROFIT                              17,529     16,444      38,828     33,055
SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                  6,860      7,625      22,726     22,643
AMORTIZATION OF GOODWILL                     228        218         678        643
NONRECURRING CHARGES                      11,766          0      15,270          0
                                        --------   --------   ---------  ---------
OPERATING INCOME                          (1,325)     8,601         154      9,769

OTHER EXPENSES:
  INTEREST EXPENSE, NET                    1,465      1,161       3,985      3,280
  FOREIGN EXCHANGE (GAIN) LOSS              (119)        (1)         36       (104)
  OTHER (INCOME) EXPENSE, NET                183         36         232       (163)
                                        --------   --------   ---------  ---------
INCOME (LOSS) BEFORE INCOME TAXES         (2,854)     7,405      (4,099)     6,756

PROVISION (BENEFIT) FOR INCOME TAXES         400      2,402        (307)     2,248
                                        --------   --------   ---------  ---------
NET INCOME (LOSS)                       $ (3,254)  $  5,003   $  (3,792) $   4,508
                                        ========   ========   =========  =========
EARNINGS (LOSS) PER COMMON SHARE        $  (0.19)   $  0.29    $  (0.22)  $   0.26
                                        ========   ========   =========  =========
WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                     17,192     17,185      17,192     17,181
                                        ========   ========   =========  =========


                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
               THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                         GUNDLE/SLT ENVIRONMENTAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)


                                                                  NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                                ---------------------
                                                                  1995         1994
                                                                --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME (LOSS)                                             $ (3,792)    $  4,508
  ADJUSTMENTS TO RECONCILE NET LOSS TO CASH
    PROVIDED BY (USED IN) OPERATING ACTIVITIES:
    DEPRECIATION                                                   6,452        6,170
    AMORTIZATION OF GOODWILL                                         678          643
    DEFERRED INCOME TAXES                                         (3,370)        (690)
    WRITEDOWN OF ASSETS                                            8,470            0
    INCREASE (DECREASE) IN CASH DUE TO
      CHANGES IN ASSETS AND LIABILITIES:
      ACCOUNTS RECEIVABLE                                         (6,336)     (21,223)
      COSTS AND ESTIMATED EARNINGS IN EXCESS
         OF BILLINGS ON CONTRACTS IN PROGRESS                     (4,634)     (11,363)
      INVENTORY                                                   (4,880)      (4,202)
      PREPAID EXPENSES AND OTHER                                    (270)         614
      ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                    (1,190)       9,968
      BILLINGS IN EXCESS OF COSTS AND EARNINGS
         ON CONTRACTS IN PROGRESS                                    762        3,517
      INCOME TAXES PAYABLE                                           286        1,585
                                                                --------     --------
      NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES         (7,824)     (10,473)
                                                                --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:


  ADDITIONS TO PROPERTY, PLANT AND EQUIPMENT, NET                 (3,615)      (7,677)
  PAYMENTS FOR ACQUISITION OF A BUSINESS,
    NET OF CASH ACQUIRED                                               0         (730)
  LOANS TO AFFILIATES                                                 13          289
  ADVANCES TO AFFILIATES AND OTHER, NET                               27         (903)
                                                                --------     --------
      NET CASH USED IN INVESTING ACTIVITIES                       (3,575)      (9,021)
                                                                --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  BORROWINGS UNDER THE REVOLVING LINE OF CREDIT                     (358)       1,952
  ADDITIONS TO LONG TERM DEBT                                      7,651       (1,543)
  PROCEEDS FROM THE EXERCISE OF STOCK OPTIONS AND
    PURCHASES UNDER THE EMPLOYEE STOCK PURCHASE PLAN                  42           50
  CAPITAL CONTRIBUTION                                                 0        8,019
  OTHER LIABILITIES                                                  176            0
  REPURCHASE OF COMMON STOCK                                           0         (306)
                                                                --------     --------
      NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES          7,511        8,172
                                                                --------     --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                            1,403        1,280
                                                                --------     --------
NET DECREASE IN CASH AND CASH EQUIVALENTS                         (2,485)     (10,042)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD               9,488       19,590
                                                                --------     --------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                  $  7,003     $  9,548
                                                                ========     ========
CASH PAID FOR INTEREST                                          $  3,926     $  3,617
                                                                ========     ========
CASH PAID FOR INCOME TAXES                                      $  3,110     $    305
                                                                ========     ========



                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
               THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                         GUNDLE/SLT ENVIRONMENTAL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1)  Basis of Presentation -

  General -

         The accompanying unaudited condensed consolidated financial statements have been prepared by the Registrant ("Gundle/SLT Environmental, Inc." or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of such financial statements for the periods indicated. Certain information relating to the Company's organization and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted in this Form 10-Q pursuant to Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission. However, the Company believes that the disclosures herein are adequate to make the information presented not misleading. The results for the three and nine months ended September 30, 1995, are not necessarily indicative of future operating results. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 1995.

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

Organization -

         Gundle/SLT Environmental, Inc., a Delaware corporation, through its wholly owned subsidiaries is primarily engaged in the manufacture, sale and installation of polyethylene lining systems.

Fiscal Year -

         On April 17, 1995, the Company elected to change its fiscal year end from March 31 to December 31. The Company intends to restate all prior periods in its December 31, 1995 annual report on Form 10-K to conform with its newly adopted fiscal year. The Condensed Consolidated Balance Sheets and Consolidated Statements of Income and Cash Flow presented in this Form 10-Q have been restated to reflect the change in fiscal year end.

Reclassifications -

         The accompanying condensed consolidated financial statements for 1994 contain certain reclassifications to conform with the current year presentation.

 (2)     Merger with SLT Environmental, Inc. -

         On July 27, 1995, the Company merged with SLT Environmental, Inc.
(SLT). In the merger, SLT's sole stockholder received 7,000,000 shares of the Company's common stock in exchange for all issued and outstanding shares of SLT common stock. The merger was accounted for as a pooling of interests. Accordingly, the Company's financial statements have been restated to include the results of SLT for all periods presented.

         Combined and separate results of Gundle and SLT during the period preceding the merger were as follows (000's):

                                        Seven Months Ended July 27, 1995
                                        --------------------------------
                                        Gundle        SLT       Combined
                                        ------      -------     --------
                                                  (Unaudited)

         Sales                          $70,390     $67,715     $138,105
         Net Income (Loss)                $(267)     $1,308       $1,041

                                         Nine Months Ended September 30, 1994
                                         ------------------------------------
                                         Gundle         SLT          Combined
                                         ------       --------       --------
                                                     (Unaudited)
         Sales                           $93,717       $61,625       $155,342
         Net Income (Loss)                $2,330        $2,178         $4,508

(3)      Nonrecurring Charges -

         As a result of the merger and the proposed disposal of SLT's old office and manufacturing facility, the Company recorded nonrecurring charges of $15,270,000. Of this amount, $10,070,000 relates to a plan to reduce the overall cost structure of the Company's products and manufacturing operations. To accomplish the reduction in cost, the Company will standardize its products, as well as streamline its manufacturing processes. A preliminary analysis was completed in September and the Company concluded that certain products, processes and manufacturing assets must be upgraded or eliminated. The resulting charge of $10,070,000 represents the Company's best estimate of the cost to standardize products and streamline the manufacturing process, including the writedown of certain assets. The Company intends to discontinue operating its compounding facility and upgrade its geonet production lines. In addition, costs of $400,000 related to the consolidation of SLT's manufacturing facilities and closing its Conroe facility were recorded. Costs related to the recently completed merger with SLT were $4,800,000. These expenses represent the cost of combining the two companies, including severance expense, standardization of employee benefit plans, professional fees, office relocation and other related costs incurred in connection with the merger.

(4)  Inventory -

         Inventory is stated at the lower of cost or market. Cost, which includes material, labor and overhead, is determined by the weighted average cost method. Inventory consisted of the following at (000's):

                                        September 30,      December 31,
                                            1995               1994
                                        -------------      ------------
Raw materials and supplies                 $ 6,185            $11,342
Finished goods                              20,767             10,730
                                           -------            -------
                                           $26,952            $22,072
                                           =======            =======

(5)      Long-Term Debt -

         On July 27, 1995, the Company entered into note agreements (the Notes) with two lenders, in the aggregate amount of $25,000,000 which mature on August 1, 2005. The Notes, which are unsecured, require interest payments at a rate of 7.34% beginning February 1, 1996 and annual principal payments of $5,000,000 beginning August 1, 2001. The terms of the Notes place various restrictions on the Company's ability to pay dividends or make certain other payments, incur additional debt, consolidate or merge into another corporation or sell assets unless certain other criteria are met. The Notes also require the Company to maintain certain financial ratios and a specified level of consolidated net worth. The proceeds from the Notes were used to retire outstanding indebtedness of SLT.

         The Company also entered into a new $35,000,000 revolving credit facility (the "Revolver") with NationsBank of Texas, on July 27, 1995. The Revolver, which matures on September 30, 2000, bears interest at the Company's option, at the bank's prime rate or the reserve adjusted LIBOR plus an applicable margin based on the ratio of funded debt to total capitalization. An annual commitment fee of 1/4% is payable on any unused portion of the facility. Under the terms of the revolving line of credit agreement, the Company is required to maintain certain financial ratios and a specific level of consolidated tangible net worth.

(6)      Income Taxes -

         The Company's provision for income taxes is recorded at the statutory rates adjusted for any permanent differences. In the third quarter, the Company recorded a tax provision of $400,000 on a pretax loss of $2,854,000 as a result of the impact of certain nondeductible expenses, particularly merger and meals and entertainment expenses, and adjusting the year to date tax rate to equal the projected effective tax rate for the year.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
         OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

General -

         On July 27, 1995, the Company merged with SLT Environmental, Inc.
(SLT). The stockholder of SLT received 7,000,000 shares of the Company's common stock for all issued and outstanding shares of SLT common stock. The merger was accounted for as a pooling of interests. Accordingly, the Company's financial statements have been restated to include the results of SLT for all periods presented.

Quarter -

         For the three months ended September 30, 1995 sales were $79,166,000 compared with $76,342,000 for the same period last year. The increase in sales is the result of an overall increase in pricing of 28% partially offset by a decrease in unit sales volume of 19%. Domestic pricing was up over 22% while volume was down 27%. International pricing increased 37% from last year while volumes fell 3%.

         Gross profit for the quarter was $17,529,000 compared with $16,444,000 last year. Gross profit as a percentage of sales was 22% for both periods. The increased gross profit was due to the increased sales.

         Selling, general and administrative expenses were $6,860,000 compared with $7,625,000 in the prior year. The decrease in these expenses from year to year primarily relates to the reorganization of the installation and the sales and marketing functions in the U.S. as well as across the board reductions due to the merger. These decreases are partially offset by increased expenses in the Company's German operations created by the addition of a product line and currency valuation differences.

         During the quarter, the Company completed its merger with SLT Environmental, Inc. As a result of the merger, the Company recorded nonrecurring charges of $11,766,000. Of this amount, $10,070,000 relates to a plan to reduce the overall cost structure of the Company's products and manufacturing operations. To accomplish the reduction in cost, the Company will standardize its products as well as streamline its manufacturing processes. A preliminary analysis was completed in September and the Company concluded that certain products, processes and manufacturing assets must be upgraded or eliminated. The resulting charge of $10,070,000 represents the Company's best estimate of the cost to standardize products and streamline the manufacturing process, including the writedown of certain assets. The Company intends to discontinue operating its compounding facility and upgrade its geonet manufacturing capability, which includes the shutdown of its narrow geonet production lines. The capital cost associated with upgrading its geonet production capability is estimated to be $1,500,000. Costs related to the recently completed merger with SLT were $1,696,000, during the third quarter. These expenses represent the cost of combining the two companies, including severance expense, standardization of employee benefit plans, professional fees, office relocation and other related costs incurred in connection with the merger.

         Net interest expense was $1,465,000 compared with $1,161,000 last year. The increase is the result of the increase in debt outstanding from year to year.

         The quarterly provision for income taxes was $400,000 compared with a provision of $2,402,000 in the same period last year. The tax provision in the current period was due to adjusting the year to date tax rate to equal the projected effective tax rate for the year. This adjustment was due to the nondeductibility of certain expenses, particularly merger and meals and entertainment expenses, and the effect of the nonrecurring charges recorded during the third quarter of 1995. The prior year's effective tax rate was reduced due to the utilization of an unrecorded net operating loss carryforward.

Year to Date -

         Sales of $189,807,000 for the nine months ended September 30, 1995 exceeded sales in the prior year of $155,342,000 by 22%. Overall, pricing increased 27% when compared with last year, but unit sales volume was down 4%. Domestic and international pricing was up 22% and 41%, respectively, while volumes were down 5% and 3%.

         Gross profit was $38,828,000 versus $33,055,000 last year. As a percentage of sales, gross profit was 21% for both periods. The increase in gross profit was due to the increased level of sales.

         Selling, general and administrative expenses of $22,726,000 were in line with last year. Expenses supporting the Company's international operations increased, but were offset by decreased expenses in the U.S.

         The Company completed its merger with SLT Environmental, Inc. in the third quarter. As a result of the merger and the proposed disposal of SLT's old office and manufacturing facility, the Company recorded nonrecurring charges of $15,270,000. Of this amount, $10,070,000 relates to a plan to reduce the overall cost structure of the Company's products and manufacturing operations. To accomplish the reduction in cost, the Company will standardize its products, as well as streamline its manufacturing processes. A preliminary analysis was completed in September and the Company concluded that certain products, processes and manufacturing assets must be upgraded or eliminated. The resulting charge of $10,070,000 represents the Company's best estimate of the cost to standardize products and streamline the manufacturing process, including the writedown of certain assets. The Company intends to discontinue operating its compounding facility and upgrade its geonet production lines. The capital cost associated with upgrading its geonet production capability is estimated to be $1,500,000. In addition, costs of $400,000 related to the consolidation of SLT's manufacturing facilities and closing its Conroe facility were recorded. Costs related to the recently completed merger with SLT were $4,800,000. These expenses represent the cost of combining the two companies, including severance expense, standardization of employee benefit plans, professional fees, office and equipment relocation and other related costs incurred in connection with the merger.

         Net interest expense of $3,985,000 was $705,000 or 21% higher than the prior year due to lower average investible cash balances in the current year, and the increased level of debt outstanding during the period.

         The Company's benefit for income taxes was $307,000 compared with a provision of $2,248,000 for the same period last year. The taxes in both years were provided at the statutory rates adjusted for certain permanent differences. The effective tax rate of 7% in 1995 is the result of the nondeductibility of certain expenses, particularly merger and meals and entertainment expenses, and the impact of the nonrecurring charges recorded during the year. The 1994 effective tax rate reflected the benefit of utilizing an unrecorded net operating loss carryforward.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1995, the Company had working capital of $76,807,000, including cash and temporary investments of $7,003,000. The Company's cash, inventory and receivable balances fluctuate from quarter to quarter due to the seasonality of sales. The Company's capital structure consists of $56,018,000 in long term debt and $96,256,000 stockholders' equity as of September 30, 1995.

         During the quarter, the Company entered into a new $35,000,000 revolving credit facility (the "Revolver") with NationsBank of Texas (See Note
(5)). As of September 30, 1995, there was no balance outstanding on the revolving line of credit. However, letters of credit issued under this facility totaled $2,824,000 thereby reducing the balance available to $32,176,000. The letters of credit issued under this facility primarily secure performance of installation contracts and self insurance programs.

         In addition, on July 27, 1995 the Company entered into two new note agreements (the "Notes") in the aggregate amount of $25,000,000. The proceeds from the Notes were used to retire outstanding indebtedness of SLT (See Note
(5)).

         In general, the Revolver and Notes contain restrictions with respect to the incurrence of additional indebtedness, the payment of cash dividends or similar restricted payments, the ability of the Company to consolidate or merge into another corporation or transfer or sell assets, unless certain criteria are met. The Revolver and Notes also require the maintenance of certain financial ratios and a specified level of consolidated net worth.

         The Company believes that its cash balance, cash generated by operations and the balance available under the Revolver are adequate to meet these and other foreseeable cash requirements during the next twelve months.

         The Company's operations are subject to seasonal fluctuation with the greatest volume of product deliveries and installations typically occurring in the summer and fall months. In particular, the Company's operating results are most impacted in the first quarter as both product deliveries and installations are at their lowest levels due to the inclement weather experienced in the Northern Hemisphere during this period.

         Pricing of the Company's products and services are principally driven by worldwide manufacturing capacity in the industry and raw material pricing. The Company's primary raw material occasionally is in short supply and is subject to substantial price fluctuation in response to market demand. Any additional increase in worldwide manufacturing capacity, interruption in raw material supply or abrupt raw material price increase could have an adverse effect upon the Company's operations. Inflation has not had a significant impact on the Company's operations.


PART II - OTHER INFORMATION


ITEM 6 - Exhibits and reports on Form 8-K

(a)      11 -- Computation of earnings per share - see Note 1 to the Notes to
               Condensed Consolidated Financial Statements

         27 -- Financial Data Schedule

(b)      (1)   -   Current report on Form 8-K dated August 9, 1995

         (2)   -   Current report on Form 8-K dated September 14, 1995

SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           GUNDLE/SLT ENVIRONMENTAL, INC.




DATE  October 27, 1995                     BY   /s/ Roger J. Klatt
                                              -------------------------------
                                                    ROGER J. KLATT,
                                                    SENIOR VICE PRESIDENT &
                                                    CHIEF FINANCIAL OFFICER


DATE  October 27, 1995                     BY   /s/ Keith E. St. Clair
                                              -------------------------------
                                                    KEITH E. ST. CLAIR,
                                                    CORPORATE CONTROLLER

SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               GUNDLE/SLT ENVIRONMENTAL, INC.




DATE  October 27, 1995                         BY
                                                  ------------------------------
                                                   ROGER J. KLATT,
                                                   SENIOR VICE PRESIDENT &
                                                   CHIEF FINANCIAL OFFICER


DATE  October 27, 1995                         BY
                                                  ------------------------------
                                                   KEITH E. ST. CLAIR,
                                                   CORPORATE CONTROLLER