Form 10-K405
period 1995-12-31
GUNDLE ENVIRONMENTAL SYSTEMS INC
filed 1996-02-28
CIK 805023

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-K
(MARK ONE)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                         NAME OF EACH EXCHANGE ON
             TITLE OF EACH CLASS                             WHICH REGISTERED
             -------------------                             ----------------
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
                                               ---     ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     The aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $44,700,000 as of February 22, 1996. All share amounts included herein have been restated to reflect all previous stock splits.

     The number of shares outstanding of the issuer's common stock, $.01 par value, as of February 22, 1996 was 17,699,999 shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          1995 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS



                                                                                          PAGE
                                                                                          ----
                                           PART I

Item 1.    Business......................................................................   1
Item 2.    Properties....................................................................   8
Item 3.    Legal Proceedings.............................................................   8
Item 4.    Submission of Matters to a Vote of Security Holders...........................   8

                                           PART II

Item 5.    Market for the Registrant's Common Equity and Related Stockholder Matters.....   9
Item 6.    Selected Financial Data.......................................................   9
Item 7.    Management's Discussion and Analysis of Results of Operations and Financial
             Condition...................................................................  10
Item 8.    Consolidated Financial Statements and Supplementary Data......................  13
Item 9.    Changes in and Disagreements With Accountants on Accounting and
             Financial Disclosure........................................................  33

                                           PART III

Item 10.   Directors and Executive Officers of the Registrant............................  33
Item 11.   Executive Compensation........................................................  33
Item 12.   Security Ownership of Certain Beneficial Owners and Management................  33
Item 13.   Certain Relationships and Related Transactions................................  33

                                           PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K...............  33

                                     PART I

ITEM 1. BUSINESS.

  Introduction

     Gundle/SLT Environmental, Inc. (the "Company") is a leading supplier of innovative, quality barrier products and systems used in managing and protecting water and other resources.

     The Company is a Delaware corporation formed in 1986. The Company's principal executive offices are located at 19103 Gundle Road, Houston, Texas 77073. The Company's telephone number is (713) 443-8564.

  Recent Developments

     On July 27, 1995, the Company merged with SLT Environmental, Inc. ("SLT"). SLT manufactured and installed engineered synthetic lining systems and operated manufacturing facilities located in Rechlin, Germany and Houston, Texas.

     The sole stockholder of SLT, Wembley, Ltd., a British Virgin Islands company ("Wembley") received in exchange for its SLT Common Stock, 7,000,000 shares of the Company's Common Stock, or approximately 41% of the issued and outstanding Common Stock of the Company after the merger.

     For more information concerning the merger, see Note 17 of the Notes to Consolidated Financial Statements included herein under Item 8.

  General

     The Company manufactures, sells and installs synthetic lining systems and products principally for the prevention of groundwater contamination from municipal and industrial sources, and for the containment of water and industrial liquids and solids. The Company markets its lining systems primarily to waste management, industrial and mining companies, municipalities and other governmental agencies that own or operate waste, material processing, water treatment or containment facilities, as well as to engineering firms and construction contractors that serve these industries. During the three year period ended December 31, 1995, the Company sold over 1.5 billion square feet of polyethylene membrane to customers in the United States and more than 70 other countries.

     The Company generates revenue from the direct sale of its products to customers, as well as from the installation of liner systems which incorporate the liners and other products manufactured by or distributed through the Company. Other products include drainage nets, geotextile, composites, geosynthetic clay products, vertical barrier walls, geogrids, and specialty concrete attachment products.

     The Company sells and installs its products through its worldwide distribution system consisting of its own sales and marketing personnel, domestic installation companies and foreign agents and distributors.

     Lining systems installed by the Company are designed by its customers to meet their particular containment requirements, ranging from a single lining to more complex systems consisting of several liners interlayered with drainage materials, geotextiles and geogrids. The principal components of the Company's lining systems are geomembranes manufactured by the Company primarily from high density polyethylene ("HDPE") resin and certain chemical additives using a formula and production process developed by the Company. The Company's sheets are generally welded together on the customer's job site using the hot wedge or extrusion welding methods. The welded seams on lining systems installed by the Company are tested as part of its quality assurance program.

     The Company believes that its manufacturing capabilities, quality control procedures, welding processes and use of high quality resins enable it to produce and install lining systems of the highest quality. The Company provides its customers with a single source for the manufacture, installation and testing of complete lining systems.

     Economies of scale in purchasing raw materials, and the efficiencies of its manufacturing process enable the Company to undertake construction projects requiring the installation of lining systems on a price competitive basis.

  Synthetic Liner Industry

     The Company manufactures flexible geomembrane liners ("FMLs") that compete directly in some cases with coated textiles and soils as well as FMLs made from other resins. The principal types of FMLs presently available are HDPE and other variations of polyethylene, such as very flexible polyethylene ("VFPE"), polyvinyl chloride ("PVC"), ethylene propylene diene terpolymer ("EPDM"), scrim-reinforced chlorosulphonated polyethylene ("Hypalon"), polypropylene or combinations or variations of these synthetics. Polyethylene membranes have several physical advantages over PVC and other FMLs that include chemical resistance characteristics (e.g., their resistance to various acids, alkalis, aromatic solvents and oils) as well as certain strength characteristics (e.g., their relative impermeability, puncture resistance and tendency to stretch rather than tear in response to certain types of pressure). HDPE sheeting represents a major portion of the synthetic liner market, particularly for municipal solid waste and other environmentally critical applications. The Company believes the market for synthetic liners in general and polyethylene liners in particular continues to expand as engineers become more familiar with the quality, utility and breadth of product options involving liners manufactured from HDPE, VFPE and combinations thereof.

     The Company believes that significant factors in the growth of the market for FMLs include: regulatory requirements at the federal and state level relating to the storage of hazardous and non-hazardous substances (see "Regulatory Background"); increasing public concern for the environment and for protecting ground water; cost benefits of synthetic liners when compared to more traditional containments such as soil, concrete and steel; and the inert, sanitary characteristic of polyethylene liners that makes them usable for potable water containment or conveyance and aquaculture ponds.

  Regulatory Background

     In the past two decades, substantial regulations have been enacted worldwide relating to the management, treatment, storage and disposal of waste materials. The Company believes that these regulations have enhanced the market for the Company's lining systems and helped establish the quality, utility and breadth of product options of HDPE and VFPE lining systems in general.

     The principal U.S. federal statute which has influenced the market for the Company's products is the Resource Conservation and Recovery Act of 1976 ("RCRA"). RCRA provides a comprehensive scheme for the regulation of waste facilities and the storage, treatment and disposal of wastes. The Environmental Protection Agency (the "EPA"), which is charged with implementing, administering and enforcing RCRA, has adopted regulations under RCRA governing the management and disposal of wastes, including standards for storage areas, incinerators and landfills.

     RCRA legislation is divided into a number of subtitles, including "Subtitle C -- Hazardous Waste Management" and "Subtitle D -- State or Regional Solid Waste Plans." Regarding synthetic liners, Subtitle D impacts the disposal of all municipal solid waste ("MSW") at roughly 2,700 MSW active landfill sites in the country by providing minimum national standards for the protection of human health and the environment. Regulations adopted under Subtitle D govern the methods by which MSW landfills are sited, designed, built, operated and closed, and impose strict compliance standards with regard to groundwater protection.

     The EPA published the Subtitle D regulations as a federal rule on October 9, 1991 with an effective date of October 9, 1993 for most of the provisions. The EPA intended for the Subtitle D regulations to be enforced at the state level and has encouraged states to create their own guidelines which meet or exceed the federal guidelines and to apply for "approved status" as a regulatory agency to oversee permitting and compliance. "Approved" state programs can permit facilities using alternatives to the federally specified criteria. Alternative liner designs must be proven to be as effective as the minimum design standard. The Subtitle D regulations specify use of a composite liner system consisting of highly impermeable clay plus a geomembrane.

The geomembrane must be at least 30 mils (one mil equals 1/1000 of an inch) thick. HDPE liners have been installed in landfills in every state. The Company believes that a broad range of factors favor use of HDPE geomembranes in landfills, including material properties, extensive experience and history.

     The Hazardous and Solid Waste Amendments of 1984 (the "1984 Amendments") expanded the scope of RCRA's Subtitle C by among other things, prescribing more stringent standards for hazardous waste landfills. The 1984 Amendments require that all new hazardous waste landfills use lining systems composed of two or more liners with leachate collection and drainage systems above and between each liner (a "Double Liner System"). These lining systems are required to be constructed of materials resistant to the hazardous materials to be contained in the landfill. Each new lining system installed to contain hazardous waste in accordance with RCRA must be approved. The 1984 Amendments also require the use of a Double Liner System for all surface impoundments or ponds used in the containment of certain hazardous liquids. The welds joining individual sections of synthetic lining systems must also be tested in compliance with EPA procedures. The Company believes that, of the lining systems for hazardous waste landfill sites that have received EPA approval under RCRA since 1984, HDPE lining systems have been the most widely used.

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

     In light of the slow pace and high cost of Superfund cleanup, the U.S. Congress and the EPA have sought to accelerate cleanup and reduce costs by prescribing "presumptive remedies" for preventing groundwater and soil contamination and human exposure to hazardous wastes. In 1994, the EPA published its presumptive remedy for use at MSW landfills, which accounted for 230 identified Superfund sites. The presumptive remedy includes use of a liner cap over the area and containment of subterranean hazardous waste plumes. The Company believes its products directly address this application.

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

     Similar regulatory requirements exist in other countries throughout the world, particularly in major industrialized nations such as Germany, United Kingdom, France and Japan.

     Also, other activities around the world which involve intensive water use or which can have impacts on groundwater quality have been regulated or targeted for regulation. These activities include agricultural irrigation, livestock feedlots, dairy facilities, aquaculture facilities, and industrial and public stormwater runoff containment areas.

  Products and Services

     The Company produces a variety of products that are used in lining systems. The Company's principal product is a smooth finished HDPE sheet. The sale and installation of HDPE smooth sheeting accounted for approximately 55%, 52% and 54% of the Company's sales in 1995, 1994 and 1993, respectively. The Company manufactures HDPE sheet in thicknesses from 20 to 240 mil (one mil equals 1/1000 of an inch) in varying seamless widths up to 34.5 feet. The Company believes that no other company produces HDPE liner suitable for waste containment in this variety of thicknesses and in such great widths. Sheet width and consequently the number of seams required for installation is critical. Seaming represents the major technical difficulty for liner installation. A greater number of seams requires more technical labor and more testing. The Company also manufactures and sells textured HDPE sheet for use on sloping terrain, or where a high friction interface is required.

     The Company also manufactures sheeting using VFPE resins. The Company markets VFPE sheet as a very flexible membrane with chemical compatibility and temperature tolerance characteristics superior to PVC and other FML products. Applications include landfill caps, mining heap leach pads, and floating covers.

     New product developments utilize the Company's co-extrusion capability to produce sheets with layers consisting of different materials. When co-extruded, these layers become molecularly integrated such that they cannot delaminate. Many combinations and variations are possible. The Company has been awarded a patent for its white-surfaced sheet. By reflecting radiant heat, the white surfaced sheet reduces the expansion/contraction (wrinkling/bridging) of the liner during installation and protects subgrade soils from desiccation. Under identical exposure conditions, white-surfaced sheets have recorded temperatures as much as 50% lower than standard black geomembranes. In addition, white-surfaced sheets greatly improve installation damage detection and quality by revealing scoring and abrasion as black marks exposed against the white surface. The Company also manufactures this product with a textured surface.

     A patent has also been awarded for the Company's electrically conductive sheet product which incorporates a proprietary conductive layer and allows for 100% electric spark testing of the installed liner. Unlike traditional electric leak detection surveys, the Company's conductive sheet spark testing does not require flooding of the containment system with water, which can be expensive and time consuming. The Company believes this product allows for more reliable testing.

     The Company manufactures a high density polyethylene net, consisting of two sets of HDPE strands intertwined to form a net along which fluid may be conveyed for drainage. The Company bonds geotextiles to one or both sides of the drainage net which allows one-step installation of drainage media for primary leachate collection where soil is placed directly on top of the drainage layer.

     The Company, under non-exclusive agreements, markets and installs other third party products such as high-flow net, geogrids, piping and geotextiles.

     The Company operates three primary manufacturing facilities: two in Houston, Texas, and one in Rechlin, Germany. The Company utilizes two different extrusion manufacturing technologies for its primary sheeting products: flat cast and blown film. The Company operates a total of eleven continuous flow extrusion lines, 9 for sheeting products and two for its net products. Raw materials are delivered to the plants by railcar, then pneumatically transported into storage silos or directly to a production line where it is extruded into sheet or net. Material handling equipment then moves the rolls of finished product to a storage yard for shipment to the customer. The Company's production facilities normally operate on a 24 hour per day basis, seven days a week, throughout the year.

     The Company often provides its customers with completely installed and tested lining systems. The Company employs trained technicians and supervisors who travel to customer job sites and install the lining materials. The sheets are joined in the field using the hot wedge or extrusion welders. The hot wedge welder operates by propelling itself along the sheets that are to be joined and draws a hot metal wedge between them. The heated sheets are then fed between pressure rollers, creating a dual track seam. The extrusion welder operates by extruding heated resin through the dual head of the welder, and integrating such material with the resin of the sheets that are to be joined. Both the hot wedge and extrusion weld result in a homogeneous bond between the sheets, thereby offering the same chemical resistance as the sheet. Because of the homogeneous bond created with the sheet, the Company believes its welding methods are superior to other methods.

     The Company also manufactures and sells a geosynthetic clay liner (GCL), that combines the Company's various sheet products with highly expansive sodium bentonite clay. The benefit of the clay layer is that its high swelling capacity seals punctures in an overlaying FML.

     The Company conducts its own laboratory and onsite testing of its installations. The laboratory tests measure the resistance of FMLs to materials and conditions that are expected to be found in particular environments. Among other things, the Company tests the strength and adequacy of the welds on the liners it installs by some combination of the following methods: cutting samples from the liners and destructively testing the weld seam; pressure testing an air channel created in the length of the weld during hot wedge welding; performing vacuum testing for the airtightness of the extrusion weld seam, and electric spark testing of its conductive sheet product. The Company considers the testing of its products and the maintenance of high quality standards essential to the successful operation of its business.

     The Company's research and development efforts focus on the development of new products, new quality control procedures, and new or more efficient manufacturing and installation techniques. Concepts are generated by the Company's internal research efforts, as well as through contacts with potential customers and professionals in the field. The Company's research and development and quality control expenditures during 1995, 1994 and 1993 were $1,705,000, $2,191,000 and $2,373,000, respectively.

  Raw Materials

     The principal raw material used by the Company is a high grade polyethylene resin. The Company conducts initial screening tests of the resins upon delivery as part of its quality control program. The Company currently purchases polyethylene resins from three primary suppliers, and other sources are available. The Company uses different types of resins (e.g., HDPE and VFPE), pigments and other proprietary formulations to manufacture various products. The Company also purchases certain anti-oxidants and stabilizers, available from many sources, that are mixed with the resin to increase performance and product life.

     Polyethylene resins are occasionally in short supply and are subject to substantial price fluctuation in response to market demand. The Company has not encountered any significant difficulty to date in obtaining raw materials in sufficient quantities to support its operations at current or expected near-term future levels. However, any significant interruption in raw material supplies or abrupt increases in raw material prices could have an adverse effect upon the Company's operations.

  Applications

     The following table sets forth the principal applications of the Company's lining systems, and the dollar amounts (in thousands) and percentages of net sales for each application for the past three years.

                          SALES BY MARKET APPLICATION

                                                         YEAR ENDED DECEMBER 31,
                                        ----------------------------------------------------------
                                          1995        %        1994        %        1993        %
                                        --------     ---     --------     ---     --------     ---
Solid Waste Containment...............  $148,738      60%    $133,290      60%    $106,536      57%
Mining................................    40,680      16       16,884       8       12,789       7
Hazardous Waste Containment...........     4,282       2       10,138       4       10,311       6
Liquid Containment....................    22,067       9       34,115      15       24,025      13
Other Applications....................    32,296      13       28,901      13       32,144      17
                                        --------     ---     --------     ---     --------     ---
Total Net Sales.......................  $248,063     100%    $223,328     100%    $185,805     100%
                                        ========     ===     ========     ===     ========     ===

     Solid Waste Containment. Solid waste containment applications for synthetic liners include the lining of new landfill sites, or new cells within existing landfill sites, to be used for the disposal or storage of non-hazardous waste. Subtitle D of RCRA requires the use of FMLs in all new or expanded Municipal Solid Waste landfill cells. (See "Regulatory Background.").

     Synthetic liners are used to cover or "cap" unlined landfill sites to prevent rainwater from creating excessive leachate that may seep into the underlying groundwater, and to cap lined landfill cells to meet federal and state Subtitle D guidelines. Synthetic liner covers also are used to collect methane gas that is naturally produced as waste decays for use as fuel or to meet Clean Air Act regulations.

     Mining. Synthetic liners are employed for various purposes in the mining industry. Liners are used for the containment of chemicals used in the mining of gold, silver and copper. These minerals are dissolved or "leached" from the ore by chemical solutions that are circulated through ore-bearing crushed rock deposited on top of a liner pad. The synthetic liner acts as a collection and drainage system for the mineral-bearing solution. Demand for synthetic liners for the mining industry is a direct result of the introduction of leaching processes in gold, silver and copper mines. Leaching is a lower cost recovery technique, as compared with traditional, labor-intensive mining techniques for the separation of minerals from ore, and also permits the extraction of minerals from low-grade ore that previously was not processed. Synthetic liners are also used in various mining applications to contain the spent ore, or tailings, and for containment of the various chemical solutions after the leaching process. Gypsum, a byproduct of the phosphate mining industry, is regulated to require containment systems, as it becomes acidic during the mining process. The Company believes the gypsum market represents an important segment of the overall mining application market.

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

     Other Applications. Synthetic liners are used in various other industrial and non-industrial applications, including tank lining, secondary containment, tunnel waterproofing and prefabricated products. Synthetic liners also are used as floating covers on liquid or semi-solid surfaces to protect the covered elements from water and other elements in the environment, control odor, promote anaerobic digestion of organic wastes and capture the resultant methane gas produced. The Company is continually evaluating other industries in which its lining systems might have commercially viable applications.

  Marketing and Sales

     The Company conducts a direct sales effort focused on engineers, general contractors, facility owners and government officials who are responsible for designing projects and awarding construction contracts involving the installation of synthetic lining systems. It has sales personnel located in the U.S., France, Germany, the United Kingdom, Spain, the Netherlands, Singapore and Australia. The Company also sells material to a select group of domestic installation companies and through a network of independent agents and distributors throughout the world.

     The Company advertises in specialized trade publications and by direct mail to its customers and potential customers, and participates in trade conventions and conducts industry seminars domestically and abroad. The Company also gives presentations to state and local administrators regarding the available technology for the containment of waste materials and the advantages offered by the Company's products.

     The Company sells liners generally through construction contracts awarded on the basis of a competitive bidding process or directly to independent installers. When the Company makes sales pursuant to construction contracts, the customer's bid proposal specifies the design and performance criteria for the lining system to be constructed. If the Company is awarded the contract, the remainder of the contractual terms are negotiated with the customer, or with the customer's general contractor. The contract price covers the cost of manufacturing the lining material, other third party products and the labor and other costs involved in installation, welding and testing. The Company also may indemnify the site owner or general contractor for certain damages resulting from the negligence of the Company's employees. The Company often is required to post bid and performance bonds covering the full amount of an installation contract. In most contracts, the Company provides the customer with specified warranties as to material quality and workmanship. These warranties may last for up to 20 years, but are generally limited to repair or replacement by the Company of the defective liner or installation up to the dollar amount of the contract involved, on a prorated basis.

     In 1995, 1994 and 1993, 51%, 61% and 66% of the Company's net sales were to customers in the United States.

     Due to the large size of some of the Company's lining projects, certain customers may account for 10% or more of the Company's net sales for any year. During fiscal 1995, 1994 and 1993, no single customer accounted for 10% or more of the Company's net sales. The Company believes that the loss of any one customer would not have a material adverse effect on the Company's financial position or results of operations.

  Product Liability and Insurance

     Although the Company is not exposed to the type of potential liability that might arise from being in the business of handling, transporting or storing hazardous wastes or materials, the Company could be susceptible to liability for environmental damage or personal injury resulting from defects in the Company's products or negligence by Company employees in the installation of its lining systems. Such liability could be substantial because of the potential that hazardous or other waste materials might leak out of their containment system into the environment. The Company maintains product liability insurance, which includes pollution coverage in the U.S. and Germany, in amounts which it believes to be prudent. However, there is no assurance that this coverage will remain available to the Company. The Company has experienced no material losses from defects in products and installations. However, the Company's claims experience to date may not be a meaningful measure of its potential exposure for product liability.

  Backlog

     The backlog of unfilled orders at December 31, 1995, was $51.7 million compared with $65.1 million at December 31, 1994. Although backlog declined $13.4 million for the year, incoming orders for the year were equal to 1994. It is anticipated that, subject to weather and other construction-related delays, the majority of the value of construction contracts and customer purchase orders included in backlog at December 31, 1995, will be completed or filled prior to December 31, 1996. Contracts and commitments for products and services are occasionally varied, modified or canceled by mutual consent.

  Seasonality and Other Business Conditions

     The Company's operations are subject to seasonal fluctuation, with the greatest volume of product deliveries and installations typically occurring during the summer and fall. In addition, scheduled deliveries are often subject to delay at the customers' request to correspond with customers' annual budgetary and permitting cycles. See Supplementary Data.

  Competition

     The Company believes that there are approximately 30 companies engaged in the production of various synthetic liners worldwide. At least twelve of these companies compete directly with the Company throughout the world. The principal competitive factors within the synthetic liner market are performance of the lining system, installation capability and price. The Company believes that it has been able to maintain its position within the synthetic lining market because of the performance advantages of the Company's lining systems over other types of liners available, the convenience to the customer of having the Company take sole responsibility for the manufacture, installation and testing of its lining systems and by being price competitive. Although the Company is a leading supplier of synthetic lining systems, certain of the Company's existing competitors are subsidiaries of larger companies that have greater financial resources than the Company. Furthermore, the possibility exists that companies with more significant resources than the Company could enter the synthetic lining market.

  Employees

     As of December 31, 1995, the Company had 833 employees, of whom 639 were employed in the United States and 194 in foreign locations. During peak construction periods in the summer and fall months, the Company's workforce increases. During the winter months, the Company's workforce is maintained at levels somewhat below the peak staffing levels experienced during the summer and fall months. Some of the Company's full-time employees in foreign locations are unionized however, the Company has never experienced a strike or walkout. The Company believes its employee relations are satisfactory.

  Patents and Proprietary Information

     The Company has been awarded patents for the "GSE White(TM)", "GSE Conductive(TM)" and "GSE CurtainWall(R)" products as well as the "FrictionFlex(R)" texturing process. The Company has other patents and pending applications. The Company's manufacturing, welding and testing processes also involve proprietary information and know-how. See "Products and Services."

ITEM 2. PROPERTIES.

  United States

     The Company's corporate headquarters and one of its manufacturing facilities are situated on a 21.5-acre tract of Company-owned land located in an industrial park in north Houston. This location has 31,400 square feet of office space in two buildings, housing executive, administrative, marketing and accounting personnel. The manufacturing plant is a 67,000 square foot building of metal skin over steel frame construction that contains seven continuous flow liner extrusion lines. This manufacturing facility also houses one continuous flow drainage net extruder. In addition, fabrication services and equipment are housed in a 12,000 square foot facility located on the premises.

     A second manufacturing facility in Houston occupies 16.9 acres with 3,300 square feet of office space and 83,000 square feet of manufacturing facilities. This location operates a continuous flow polyethylene membrane extrusion line on this site, as well as geonet, geocomposite and texturing lines.

     The Company also has a manufacturing facility located in Spearfish, South Dakota, that manufactures the Company's GCL. This 16,000 square foot facility contains one production line.

  Germany

     The administrative offices of GSE Lining Technology GmbH, the Company's German subsidiary, are located in Hamburg, Germany. The manufacturing facility, located in Rechlin, Germany, on 8.2 acres, supplies polyethylene sheet to customers in Europe. The Company operates a continuous flow polyethylene membrane extrusion line and two texturing lines on this site.

  Other

     The Company also maintains installation and sales offices in leased premises located in the United Kingdom, Singapore and Australia.

ITEM 3. LEGAL PROCEEDINGS.

     For information concerning various legal proceedings involving the Company, see Note 16 of the Notes to the Consolidated Financial Statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

     The common stock of the Company trades on the American Stock Exchange under the symbol GUN. The following table shows the range of high and low prices for the common stock for the periods indicated.

                                                                YEAR ENDED DECEMBER 31,
                                                            --------------------------------
                                                                1995               1994
                                                            -------------      -------------
                                                            HIGH      LOW      HIGH      LOW
                                                            ----      ---      ----      ---
    First Quarter.........................................   $6       $4 15/16 $8 1/2    $6 1/4
    Second Quarter........................................    7 9/16   5 1/8    6 7/8     5 5/8
    Third Quarter.........................................    8 5/8    6 5/8    6 7/8     4 1/2
    Fourth Quarter........................................    7 9/16   5 1/4    6 1/4     4 7/8

     The approximate number of record holders of the Company's common stock at February 22, 1996, was 524. Management estimates that the aggregate number of beneficial holders exceeds 7,000.

ITEM 6. SELECTED FINANCIAL DATA.
       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                            YEAR ENDED DECEMBER 31,
                                    ------------------------------------------------------------------------
                                      1995         1994            1993            1992            1991
                                    --------   -------------   -------------   -------------   -------------
                                               (AS RESTATED)   (AS RESTATED)   (AS RESTATED)   (AS RESTATED)
    INCOME STATEMENT DATA:
      Net sales...................  $248,063     $ 223,328       $ 185,805       $ 193,212       $ 195,673
      Gross profit................    49,313        46,572          34,120          41,932          48,797
      Nonrecurring charges........    15,270            --              --              --              --
      Operating income............     3,727        14,805           5,349          12,772          23,140
      Interest expense, net.......     5,350         4,521           4,710           4,384           5,286
      Income (loss) before income
         taxes....................    (1,296)       10,775             425           8,091          17,019
      Net income (loss)...........    (2,231)        7,545           1,874           5,097          10,908
      Earnings (loss) per common
         share....................      (.13)          .44             .11             .29             .63
    BALANCE SHEET DATA:
      Working capital.............  $ 79,546     $  61,680       $  43,384       $  50,351       $  43,539
      Total assets................   196,021       211,182         177,753         174,041         172,435
      Total debt..................    55,573        60,834          57,981          54,721          56,801
      Stockholders' equity........    97,550        98,478          81,925          81,349          78,715

     The Company's historical financial data for each of the four years ended December 31, 1994 has been restated to include the results of SLT for all periods presented and to reflect a change in the Company's method of determining percentage of completion for installation contracts from the units-installed method to the cost-to-cost method. See Notes 1 and 2 of the Notes to the Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

RESULTS OF OPERATIONS

     The following table sets forth certain items included in Selected Financial Data, as a percentage of net sales for the periods indicated.

                                                                            YEAR ENDED
                                                                           DECEMBER 31,
                                                                      ----------------------
                                                                      1995     1994     1993
                                                                      ----     ----     ----
    INCOME STATEMENT DATA:
      Net sales.....................................................  100%     100%     100%
      Gross profit..................................................   20       21       18
      Nonrecurring charges..........................................    6       --       --
      Operating income..............................................    1        7        3
      Interest expense, net.........................................    2        2        3
      Income (loss) before income taxes.............................   (1)       5       --
      Net income (loss).............................................   (1)       3        1

  General

     On July 27, 1995, the Company merged with SLT. The stockholder of SLT received 7,000,000 shares of the Company's common stock for all issued and outstanding shares of SLT common stock. The merger was accounted for as a pooling of interests. Accordingly, the Company's financial statements have been restated to include the results of SLT for all periods presented.

  Year Ended December 31, 1995 Versus Year Ended December 31, 1994

     The Company's net sales increased $24,735,000 or 11% in 1995 compared with 1994. Of this increase, $18,829,000 related to increased sales from the Company's European operations where in February, the Company purchased a product line in Germany that generated over $7,000,000 in sales. The remaining increase was primarily from U.S. operations. The Company's increased sales were generated from increased pricing, as unit sales volume fell slightly less than 6% from year to year. Overall pricing for the Company's products and services increased approximately 18% and was principally the result of the pass through of increased raw material costs in 1995.

     Gross profit for the year increased $2,741,000 or 6% from 1994 to 1995. This increase is the result of increased sales for the year. The increase in gross profit was generated primarily from the Company's European operations. As a percentage of sales, gross profit decreased from 21% to 20%. The gross profit percentage from U. S. operations was down slightly from year to year, but fell nearly 3% in Europe as a result of the Company aggressively pricing its products and services to increase its market share.

     Selling, general and administrative expenses were reduced $1,498,000 to $29,408,000 during 1995. Expense in the U.S. fell $3,536,000, as a result of efficiencies gained from the merger. Internationally, SG&A expenses were up $2,038,000, primarily in Europe. Approximately $1,500,000 of this increase relates to the purchase of a product line in February, with the balance of the increase being the effect of the strengthening of the German mark relative to the U.S. dollar during 1995.

     As a result of the merger and the planned disposal of SLT's old office and manufacturing facility, the Company recorded nonrecurring charges of $15,270,000. Of this amount, $10,070,000 related to a plan to reduce the overall cost structure of the Company's products and manufacturing operations. To accomplish the reduction in cost, the Company is standardizing its products, as well as streamlining its manufacturing processes. An analysis was completed during the year and the Company concluded that certain products, processes and manufacturing assets must be upgraded or eliminated. The resulting charge of $10,070,000 represents the Company's best estimate of the cost to standardize products and streamline the manufacturing process, including the writedown of certain assets. The Company has discontinued operating its compounding facility and plans to upgrade its geonet production lines. The capital cost associated with upgrading its geonet production capability is estimated to be $1,500,000. In addition, costs of $400,000 related to the consolidation of SLT's manufacturing facilities and closing its Conroe facility were recorded. Costs related to the merger with SLT were $4,800,000. These expenses represent the cost of combining the two companies, including severance expense, standardization of employee benefit plans, professional fees, office and equipment relocation and other related costs incurred in connection with the merger.

     Net interest expense of $5,350,000 increased $829,000 from the prior year due to an increase in the average level of debt outstanding during the year and lower average investible cash balances.

     Other income fell from $679,000 in 1994 to $447,000 in 1995 due to gains recorded in 1994 on the sale of fully depreciated assets from the Company's abandoned manufacturing facility in Germany. In 1995, other income includes the receipt of a development grant of approximately $500,000 in connection with the Company's investment in its German manufacturing facility.

     The Company's provision for income taxes decreased to $935,000 in 1995 from $3,230,000 in 1994. The tax provision in both years was provided at the statutory rate adjusted for permanent differences. In 1995, the Company recorded a tax provision of $935,000 on a pretax loss of $1,296,000 due to the nondeductibility of certain expenses, particularly merger, meals and entertainment expenses and goodwill amortization. The 1994 tax provision was reduced by $1,574,000 due to the utilization of a previously unrecognized net operating loss carryforward.

  Year Ended December 31, 1994 Versus Year Ended December 31, 1993

     The Company's net sales increased $37,523,000 or 20% in 1994 as compared with 1993 due to increased unit sales volume partially offset by decreased selling prices. Sales from the U.S. increased $19,387,000 or 13% while sales in Europe increased $13,849,000 or 52%. The increased sales in the U.S. were driven by enforcement of RCRA combined with increased demand in the mining sector. The increase in European sales was driven by the Company's increased manufacturing capacity in Germany along with the acquisition of Taggart Contracts, a United Kingdom installation company in early 1994. Sales in Australia were also up $3,813,000 due to increased demand in the Australian mining sector.

     Gross profit increased $12,452,000 or 36% from year to year as a result of increased sales volume and improved margins. Gross profit as a percentage of sales increased to 21% from 18% last year primarily due to significant productivity improvements in manufacturing and installation and increased plant capacity utilization, particularly in the Company's German operations.

     Selling, general and administrative expenses increased $2,946,000 or 11% from 1993. This increase was primarily due to increased expenses in the Company's German operations combined with the SG&A expenses associated with Taggart Contracts in the United Kingdom.

     Net interest expense of $4,521,000 in 1994 represents a reduction of $189,000 or 4% from the prior year. The reduction was due to a decreased level of debt outstanding for the year.

     Other income increased $740,000 from 1993 primarily due to gains from the sale of assets from the Company's abandoned manufacturing plant in Hamburg, Germany.

     In 1994, the Company's provision for income taxes was $3,230,000. In 1993, the Company recorded an income tax benefit of $1,449,000. The 1993 benefit was created by the recognition of a $4.1 million net operating loss carryforward in Germany. The tax provisions in both years were provided at the statutory rates adjusted for certain permanent differences.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1995, the Company had working capital of $79,546,000, of which $16,057,000 was cash and cash equivalents. The Company's cash, inventory and receivable balances fluctuate from quarter to quarter due to the seasonality of sales. The Company's capital structure consisted of $55,573,000 in total long-term debt and $97,550,000 in stockholders' equity at December 31, 1995.

     The Company has a $35,000,000 multi-currency revolving credit facility (the "Revolver") with NationsBank of Texas. The Revolver, which matures on September 30, 2000, bears interest at the Company's option, at the bank's prime rate or the reserve adjusted LIBOR plus an applicable margin based on the ratio of funded debt to total capitalization. An annual commitment fee of up to 3/8% is payable on any unused portion of the facility. Under the terms of the revolving line of credit agreement, the Company is required to maintain certain financial ratios and a specific level of consolidated tangible net worth. At December 31, 1995 and February 22, 1996, there was no balance outstanding on the Revolver. However, letters of credit issued under this facility totaled $3,008,000, thereby reducing the balance available to $31,992,000 (see Note 8 of the Notes to Consolidated Financial Statements). The letters of credit issued under this facility secure performance of installation projects and self-insurance programs.

     During 1995, the Company entered into note agreements (the "7.34% Notes") with two lenders, in the aggregate amount of $25,000,000 which mature on August 1, 2005. The 7.34% Notes, which are unsecured, require semiannual interest payments at a rate of 7.34% and annual principal payments of $5,000,000 beginning August 1, 2001. The terms of the 7.34% Notes place various restrictions on the Company's ability to pay dividends or make certain other payments, incur additional debt, consolidate or merge into another corporation or sell assets unless certain other criteria are met. The 7.34% Notes also require the Company to maintain certain financial ratios and a specified level of consolidated net worth. The proceeds from the 7.34% Notes were used to retire outstanding indebtedness of SLT.

     Subsequent to year end, the Company announced that it had signed letters of intent to acquire SGS Geosystems, Ltd. (SGS), a UK geomembrane manufacturer and to sell its interest in GSE Clay Lining Technology Co. (Clay Lining). The net cash requirement for these two transactions is expected to be minimal.

     On June 15, 1996 the Company is required to make a $5,000,000 principal payment on its 11.17% Notes. In addition, the Company has committed to spend approximately $1,500,000 to upgrade its geonet production capability. The Company believes that its cash balance, cash generated by operations and the balance available under the Revolver are adequate to meet these and any other foreseeable cash requirements during 1996.

     The Company's operations are subject to seasonal fluctuation with the greatest volume of product deliveries and installations typically occurring in the summer and fall months. In particular, the Company's operating results are most impacted in the first quarter as both product deliveries and installations are at their lowest levels due to the inclement weather experienced in the Northern Hemisphere.

     In connection with contracts performed outside of the United States, the Company routinely bids contracts that are denominated in currencies different than the functional currency of the applicable subsidiary performing the work. The Company recognizes that such bidding practices, in the context of international operations, are subject to the risk of foreign currency fluctuations not present in domestic operations. Currency losses to date have not been material to the Company's operations as a whole.

     Pricing for the Company's products and services are principally driven by worldwide manufacturing capacity in the industry and raw material pricing. The Company's primary raw material occasionally is in short supply and is subject to substantial price fluctuation in response to market demand. Any increase in worldwide manufacturing capacity, interruption in raw material supply or abrupt raw material price increase could have an adverse effect upon the Company's operations. Inflation has not had a significant impact on the Company's operations.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
  Gundle/SLT Environmental, Inc.:

     We have audited the accompanying consolidated balance sheets of Gundle/SLT Environmental, Inc. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gundle/SLT Environmental, Inc. and subsidiaries at December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          ERNST & YOUNG LLP

Houston, Texas
February 2, 1996

                         GUNDLE/SLT ENVIRONMENTAL, INC.

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                              DECEMBER 31,
                                                                       --------------------------
                                                                         1995           1994
                                                                       --------     -------------
                                                                                    (AS RESTATED)
                                         ASSETS
Current assets:
  Cash and cash equivalents..........................................  $ 16,057       $   9,488
  Accounts receivable:
     Trade...........................................................    66,061          77,283
     Other...........................................................     1,953           1,533
  Contracts in progress..............................................    10,601           9,401
  Inventory..........................................................    19,850          22,072
  Deferred income taxes..............................................     5,361           2,516
  Prepaid expenses and other.........................................     2,045             954
                                                                       --------       ---------
          Total current assets.......................................   121,928         123,247
Property, plant and equipment, net...................................    43,940          57,172
Excess of purchase price over fair value of net assets acquired,
  net................................................................    27,916          28,715
Deferred income taxes................................................       681             912
Other assets.........................................................     1,556           1,136
                                                                       --------       ---------
                                                                       $196,021       $ 211,182
                                                                       ========       =========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable......................................................  $     --       $  12,467
  Accounts payable and accrued liabilities...........................    34,254          42,789
  Advance billings on contracts in progress..........................       634             499
  Current portion of long-term debt..................................     5,426           2,165
  Income taxes payable...............................................       206           2,120
  Deferred income taxes..............................................     1,862           1,527
                                                                       --------       ---------
          Total current liabilities..................................    42,382          61,567
Deferred income taxes................................................     4,598           3,893
Long-term debt.......................................................    50,147          46,202
Other liabilities....................................................     1,344           1,042
Stockholders' equity:
  Preferred stock, $1.00 par value, 1,000,000 shares authorized, no
     shares issued or outstanding....................................        --              --
  Common stock, $.01 par value, 30,000,000 shares authorized,
     17,695,677 and 17,685,506 shares issued and outstanding.........       177             177
  Additional paid-in capital.........................................    68,270          68,216
  Retained earnings..................................................    30,154          32,385
  Cumulative translation adjustment..................................     3,216           1,967
                                                                       --------       ---------
                                                                        101,817         102,745
  Treasury stock at cost, 500,000 shares.............................    (4,267)         (4,267)
                                                                       --------       ---------
          Total stockholders' equity.................................    97,550          98,478
                                                                       --------       ---------
                                                                       $196,021       $ 211,182
                                                                       ========       =========

  The accompanying notes are an integral part of these consolidated financial statements.

                         GUNDLE/SLT ENVIRONMENTAL, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                    YEAR ENDED DECEMBER 31,
                                                          --------------------------------------------
                                                            1995           1994              1993
                                                          --------     -------------     -------------
                                                                       (AS RESTATED)     (AS RESTATED)
Net sales...............................................  $248,063       $ 223,328         $ 185,805
Cost of sales...........................................   198,750         176,756           151,685
                                                          --------       ---------         ---------
Gross profit............................................    49,313          46,572            34,120
Selling, general and administrative expenses............    29,408          30,906            27,960
Amortization of goodwill................................       908             861               811
Nonrecurring charges....................................    15,270              --                --
                                                          --------       ---------         ---------
Operating income........................................     3,727          14,805             5,349
Other expenses:
  Interest expense, net.................................     5,350           4,521             4,710
  Foreign exchange loss.................................       120             188               153
  Other, net............................................      (447)           (679)               61
                                                          --------       ---------         ---------
Income (loss) before income taxes.......................    (1,296)         10,775               425
Provision (benefit) for income taxes....................       935           3,230            (1,449)
                                                          --------       ---------         ---------
Net income (loss).......................................  $ (2,231)      $   7,545         $   1,874
                                                          ========       =========         =========
Earnings(loss) per common share.........................  $   (.13)      $     .44         $     .11
                                                          ========       =========         =========
Weighted average common shares outstanding..............    17,193          17,182            17,296
                                                          ========       =========         =========

  The accompanying notes are an integral part of these consolidated financial statements.

                                           GUNDLE/SLT ENVIRONMENTAL, INC.

                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                   (IN THOUSANDS)

                   PREFERRED STOCK      COMMON STOCK       ADDITIONAL                  CUMULATIVE     TREASURY STOCK
                  -----------------   -----------------      PAID-IN      RETAINED    TRANSLATION    -----------------
                  SHARES    AMOUNT    SHARES    AMOUNT       CAPITAL      EARNINGS     ADJUSTMENT    SHARES    AMOUNT      TOTAL
                  ------    -------   -------   -------    -----------    ---------   ------------   -------   -------    -------
Balance at
  December 31,
  1992 (as
  restated)......     --        --     17,641    $ 176       $60,254       $22,966       $  611        280     $(2,658)   $81,349
  Exercise of
    stock
    options......     --        --          2       --            82            --           --         --         --          82
  Purchases under
    the Employee
    Stock
    Purchase
    Plan.........     --        --          6        1            44            --           --         --         --          45
  Purchases of
    Treasury
    Stock........     --        --         --       --            --            --           --        177     (1,303)     (1,303)
  Cumulative
    translation
    adjustment...     --        --         --       --            --            --         (122)        --         --        (122)
  Net income.....     --        --         --       --            --         1,874           --         --         --       1,874
                  ------     -----    -------     ----       -------       -------       ------        ---     -------    -------
Balance at
  December 31,
  1993 (as
  restated)......     --        --     17,649      177        60,380        24,840          489        457     (3,961)     81,925
  Exercise of
    stock
    options......     --        --         28       --            48            --           --         --         --          48
  Purchases under
    the Employee
    Stock
    Purchase
    Plan.........     --        --          8       --            57            --           --         --         --          57
  Capital
    contributions     --        --         --       --         7,731            --           --         --         --       7,731
  Purchases of
    Treasury
    Stock........     --        --         --       --            --            --           --         43       (306)       (306)
  Cumulative
    translation
    adjustment...     --        --         --       --            --            --        1,478         --         --       1,478
  Net income.....     --        --         --       --            --         7,545           --         --         --       7,545
                  ------     -----    -------     ----       -------       -------       ------        ---     -------    -------
Balance at
  December 31,
  1994 (as
  restated)......     --        --     17,685      177        68,216        32,385        1,967        500     (4,267)     98,478
  Exercise of
    stock
    options......     --        --          4       --            16            --           --         --         --          16
  Purchases under
    the Employee
    Stock
    Purchase
    Plan.........     --        --          7       --            38            --           --         --         --          38
  Cumulative
    translation
    adjustment...     --        --         --       --            --            --        1,249         --         --       1,249
  Net income
    (loss).......     --        --         --       --            --        (2,231)          --         --         --      (2,231)
                  ------     -----    -------     ----       -------       -------       ------        ---     -------    -------
Balance at
  December 31,
  1995...........     --        --     17,696    $ 177       $68,270       $30,154       $3,216        500     $(4,267)   $97,550
                  ======     =====    =======     ====       =======       =======       ======        ===     =======    =======

  The accompanying notes are an integral part of these consolidated financial statements.

                         GUNDLE/SLT ENVIRONMENTAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                      YEAR ENDED DECEMBER 31,
                                                             ------------------------------------------
                                                               1995          1994             1993
                                                             --------    -------------    -------------
                                                                         (AS RESTATED)    (AS RESTATED)
Cash flows from operating activities:
  Net income (loss)........................................  $ (2,231)     $   7,545        $   1,874
  Adjustments to reconcile net income (loss) to cash
     provided by (used in) operating activities:
     Depreciation..........................................     8,123          8,262            7,799
     Amortization of goodwill..............................       908            861              811
     Amortization of debt issuance costs...................        40             32               31
     Deferred income taxes.................................    (1,573)          (457)          (3,209)
     Gain on sale of assets................................       (86)          (592)            (149)
     Write down of assets..................................     8,470             --               --
     Increase (decrease) in cash due to changes in assets
       and liabilities:
       Accounts receivable.................................    10,802        (25,131)          (1,724)
       Contracts in progress...............................    (1,200)        (4,068)             889
       Inventory...........................................     2,222         (4,260)           1,914
       Prepaid expenses and other, net.....................      (965)        (1,313)            (240)
       Accounts payable and accrued liabilities............    (8,535)         8,852            2,216
       Advance billings on contracts in progress...........       135           (160)          (1,018)
       Income taxes payable................................    (1,914)         2,246             (424)
                                                             --------      ---------        ---------
          Net cash provided by (used in) operating
            activities.....................................    14,196         (8,183)           8,770
                                                             --------      ---------        ---------
Cash flows from investing activities:
  Additions to property, plant and equipment, net..........    (4,135)        (9,759)         (13,179)
  Proceeds from the sale of equipment......................       860            670              167
  Payments for acquisition of a business, net of cash
     acquired..............................................        --           (880)              --
  Advances to affiliates and other, net....................      (387)           821              (84)
                                                             --------      ---------        ---------
          Net cash used in investing activities............    (3,662)        (9,148)         (13,096)
                                                             --------      ---------        ---------
Cash flows from financing activities:
  Payments on short-term debt, net.........................   (12,467)        (7,675)              --
  Proceeds from long-term debt.............................    25,000          7,712           14,816
  Repayments of long-term debt.............................   (17,692)            --          (10,875)
  Subsidies received from governmental agencies............        --             --            1,085
  Proceeds from the exercise of stock options and purchases
     under the employee stock purchase plan................        54            105              126
  Capital contributions....................................        --          7,761              225
  Repurchase of common stock...............................        --           (306)          (1,303)
                                                             --------      ---------        ---------
          Net cash provided by (used in) financing
            activities.....................................    (5,105)         7,597            4,074
Effect of exchange rate changes on cash....................     1,140           (368)            (150)
                                                             --------      ---------        ---------
Net increase (decrease) in cash and cash equivalents.......     6,569        (10,102)            (402)
Cash and cash equivalents at beginning of year.............     9,488         19,590           19,992
                                                             --------      ---------        ---------
Cash and cash equivalents at end of year...................  $ 16,057      $   9,488        $  19,950
                                                             ========      =========        =========
Cash paid for interest.....................................  $  4,856      $   5,188        $   5,578
                                                             ========      =========        =========
Cash paid for income taxes.................................  $  5,184      $   1,334        $   2,197
                                                             ========      =========        =========

  The accompanying notes are an integral part of these consolidated financial statements.

                         GUNDLE/SLT ENVIRONMENTAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION --

  Organization --

     Gundle/SLT Environmental, Inc. (the "Company"), a Delaware corporation, was incorporated in August 1986, and through its wholly owned subsidiaries is primarily engaged in the manufacture, sale and installation of polyethylene lining systems.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES --

  Fiscal year --

     On April 17, 1995, the Company elected to change its year end to December 31, effective December 31, 1995. The Company's historical financial statements have been restated to conform with this change in year end.

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

  Property, plant and equipment --

     Costs of additions and major improvements are capitalized, whereas maintenance and repairs which do not improve or extend the life of the asset are charged to expense as incurred. When items are retired or otherwise disposed of, income is charged or credited for the difference between net book value and proceeds realized thereon. Interest costs incurred in construction of assets are capitalized and depreciated over the useful life of the asset. Depreciation is computed using the straight-line method, based on the estimated useful lives of the assets. Total repairs and maintenance expense during 1995, 1994 and 1993 was $2,650,000, $2,632,000 and $1,792,000, respectively.

  Excess of purchase price over fair value of net assets acquired --

     The excess of the aggregate price paid by the Company in the acquisition of businesses, accounted for as a purchase, over the fair market value of the net assets acquired is amortized on a straight-line basis over periods not exceeding 40 years. The carrying value of the excess of purchase price over fair value of net assets acquired is reviewed if the facts and circumstances suggest that it may be impaired. If this review indicates that the carrying value will not be recoverable, as determined based on the undiscounted cash flows of the entity required over the remaining amortization period, it is reduced by the estimated shortfall of cash flows. As of December 31, 1995 and 1994, accumulated amortization was $8,895,000 and $7,954,000, respectively.

                         GUNDLE/SLT ENVIRONMENTAL, INC.

  Accounting for long-lived assets --

     In March 1995, the FASB issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company will adopt Statement 121 in the first quarter of 1996 and, based on current circumstances, does not believe the effect of adoption will be material.

  Revenue and cost recognition --

     The Company recognizes revenue upon shipment of product to the customer except when work is being performed under an installation contract. Revenues from installation contracts are recognized on the percentage-of-completion method measured by the percentage of costs incurred to total estimated costs for each contract.

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

  Deferred costs --

     Debt issuance costs are capitalized and amortized using the effective interest rate method over the period the related debt is anticipated to be outstanding.

  Warranty Costs --

     The Company's products are sold and installed with specified warranties as to material quality and workmanship and may extend up to 20 years. Provision for warranty costs are made based on the Company's claims experience. The reserve for these costs is included in the self-insurance reserve (see Note 7).

  Income taxes --

     The Company follows the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are determined based on differences between the financial statements and income tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

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

                         GUNDLE/SLT ENVIRONMENTAL, INC.

     In connection with contracts performed outside of the United States, the Company routinely bids fixed-price contracts which are denominated in currencies different than the functional currency of the applicable subsidiary performing the work. The Company recognizes that such bidding practices, in the context of international operations, are subject to the risk of foreign currency fluctuations not present in domestic operations. Losses related to these contracts are included in cost of sales and have not been significant.

  Foreign exchange contracts --

     The Company periodically enters into forward exchange contracts primarily as hedges relating to identifiable currency positions. These financial instruments are designed to minimize exposure and reduce risk from exchange rate fluctuations on certain transactions. At December 31, 1995, the Company had a forward exchange contract to sell 18,000,000 Deutsche Marks for $12,846,000 that were purchased on November 20, 1995 for $12,761,000. This contract matures in 1996.

  Earnings per common share --

     Earnings per common share is based on the weighted average number of common shares and common share equivalents outstanding. Common share equivalents (outstanding options to purchase shares of common stock) are computed using the treasury stock method and were excluded from the earnings per share calculations as dilution was less than 3%.

  Stock options --

     The Company follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for stock options.

  Use of estimates --

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  Supplier/sources of supply --

     The Company currently purchases its raw material (polyethylene resins) from three primary suppliers. Polyethylene resins are occasionally in short supply and are subject to substantial price fluctuation in response to market demand. The Company has not encountered any significant difficulty to date in obtaining raw materials in sufficient quantities to support its operations at current or expected near-term future levels. However, any disruption in raw material supply or abrupt increases in raw material prices could have an adverse effect upon the Company's operations.

  Reclassifications --

     The accompanying consolidated financial statements for 1994 and 1993 contain certain reclassifications to conform with the presentation used in 1995.

                         GUNDLE/SLT ENVIRONMENTAL, INC.

(3) TRADE RECEIVABLES --

     Trade receivables consisted of the following at December 31:

                                                                    1995        1994
                                                                   -------     -------
                                                                     (IN THOUSANDS)
        Direct sales.............................................  $30,100     $35,599
        Contracts:
          Completed..............................................   22,129      25,744
          In progress............................................   15,247      15,775
          Retainage..............................................    3,320       2,865
                                                                   -------     -------
                                                                    70,796      79,983
        Allowance for doubtful accounts..........................   (4,735)     (2,700)
                                                                   -------     -------
                                                                   $66,061     $77,283
                                                                   =======     =======

(4) ACCOUNTING FOR INSTALLATION CONTRACTS --

     The following summarizes installation contracts in progress at December 31:

                                                                    1995        1994
                                                                   -------     -------
                                                                      (IN THOUSANDS)
        Costs incurred on contracts in progress..................  $45,326     $55,975
        Estimated earnings, net of losses........................    7,611      10,226
                                                                   -------     -------
                                                                    52,937      66,201
          Less -- billings to date...............................   42,970      57,299
                                                                   -------     -------
                                                                   $ 9,967     $ 8,902
                                                                   =======     =======
        Included in the accompanying balance sheet under the
          following captions:
          Contracts in progress..................................  $10,601     $ 9,401
          Advance billings.......................................     (634)       (499)
                                                                   -------     -------
                                                                   $ 9,967     $ 8,902
                                                                   =======     =======

(5) INVENTORY --

     Inventory consisted of the following at December 31:

                                                                     1995       1994
                                                                    -------    -------
                                                                      (IN THOUSANDS)
        Raw materials and supplies................................  $ 3,893    $ 9,892
        Finished goods............................................   15,957     12,180
                                                                    -------    -------
                                                                    $19,850    $22,072
                                                                    =======    =======

                         GUNDLE/SLT ENVIRONMENTAL, INC.

(6) PROPERTY, PLANT AND EQUIPMENT --

     Property, plant and equipment consisted of the following at December 31:

                                                                    1995        1994
                                                                  --------    --------
                                                                     (IN THOUSANDS)
        Land....................................................  $  2,708    $  2,860
        Buildings and improvements..............................    14,027      12,660
        Machinery and equipment.................................    66,980      78,689
        Furniture and fixtures..................................     1,706       1,592
                                                                  --------    --------
                                                                    85,421      95,801
        Less -- accumulated depreciation........................   (41,481)    (38,629)
                                                                  --------    --------
                                                                  $ 43,940    $ 57,172
                                                                  ========    ========

(7) ACCOUNTS PAYABLE AND ACCRUED LIABILITIES --

     Accounts payable and accrued liabilities consisted of the following at December 31:

                                                                     1995       1994
                                                                    -------    -------
                                                                      (IN THOUSANDS)
        Trade accounts payable....................................  $16,425    $23,438
        Self-insurance reserves...................................    3,097      4,701
        Compensation and benefits.................................    3,219      2,561
        Taxes, other than income..................................    1,585      3,388
        Other accrued liabilities.................................    9,928      8,701
                                                                    -------    -------
                                                                    $34,254    $42,789
                                                                    =======    =======

                         GUNDLE/SLT ENVIRONMENTAL, INC.

(8) LONG-TERM DEBT --

     Long-term debt consisted of the following at December 31:

                                                                     1995       1994
                                                                    -------    -------
                                                                      (IN THOUSANDS)
        Revolving line of credit payable to NationsBank of Texas,
          interest due quarterly..................................  $    --    $    --
        11.17% Notes due June 15, 2000, with required annual
          principal payments of $5,000,000 beginning June 15,
          1996, interest payable quarterly at 11.17%..............   25,000     25,000
        7.34% Notes due August 1, 2005, with required annual
          principal payments of $5,000,000 beginning August 1,
          2001, interest payable semi-annually at 7.34%...........   25,000         --
        8% Promissory Note due December 31, 2004, with required
          annual principal and interest payments of $206,000......    1,287      1,383
        REDI Funds................................................       --         25
        Revenue bonds due April 15, 2000, with required annual
          principal payments of $90,000 through April 15, 1996 and
          $100,000 thereafter, interest payable semi-annually at
          7.75%, secured by property and plant....................      490        580
        Installment loans, denominated in German Marks, due
          September, 1998, with required semi-annual principal and
          interest payments, interest rates ranging from 7.5% to
          8.0%, secured by property and plant.....................    3,796      4,054
        Note payable due August, 1996, interest payable monthly at
          LIBOR plus 0.875%.......................................       --     12,000
        Note payable due June, 1998, with required monthly
          principal payments of $10,208, interest payable monthly
          at prime
          plus 1%.................................................       --      1,225
        Note payable due December, 1988, with required monthly
          principal payments of $35,417, interest payable monthly
          at prime plus 0.5%......................................       --      1,700
        Note payable due August, 1997, with required monthly
          principal payments of $75,000, interest payable monthly
          at LIBOR plus 3%........................................       --      2,400
                                                                    -------    -------
                                                                     55,573     48,367
        Less -- current maturities................................   (5,426)    (2,165)
                                                                    -------    -------
                                                                    $50,147    $46,202
                                                                    =======    =======

     The Company entered into a new $35,000,000 multi-currency revolving credit facility (the "Revolver") with NationsBank of Texas, on July 27, 1995. The Revolver, which matures on September 30, 2000, bears interest at the Company's option, at the bank's prime rate or the reserve adjusted LIBOR plus an applicable margin based on the ratio of funded debt to total capitalization. An annual commitment fee of up to 3/8% is payable on any unused portion of the facility. Under the terms of the revolving line of credit agreement, the Company is required to maintain certain financial ratios and a specific level of consolidated tangible net worth. As of December 31, 1995, there was no balance outstanding under the Revolver. However, letters of credit issued under this facility totaled $3,008,000 reducing the balance available to $31,992,000. The letters of credit primarily secure performance of installation contracts and self-insurance programs.

                         GUNDLE/SLT ENVIRONMENTAL, INC.

     On July 27, 1995, the Company entered into note agreements (the "7.34% Notes") with two lenders, in the aggregate amount of $25,000,000 which mature on August 1, 2005. The 7.34% Notes, which are unsecured, require semiannual interest payments at a rate of 7.34% beginning February 1, 1996 and annual principal payments of $5,000,000 beginning August 1, 2001. The terms of the 7.34% Notes place various restrictions on the Company's ability to pay dividends or make certain other payments, incur additional debt, consolidate or merge into another corporation or sell assets unless certain other criteria are met. The 7.34% Notes also require the Company to maintain certain financial ratios and a specified level of consolidated net worth. The proceeds from the 7.34% Notes were used to retire outstanding indebtedness of SLT.

     The 11.17% Notes, which are unsecured, require quarterly interest payments at a rate of 11.17%, which began September 15, 1990, and annual principal payments of $5,000,000 beginning June 15, 1996. The terms of the 11.17% Notes are consistent with the terms of the 7.34% Notes.

     The 8% Promissory Note, which is unsecured, requires annual principal and interest payments of $206,000 ending December 31, 2004.

     Summarized below are the maturities of long-term debt of the Company during the next five years and thereafter (in thousands).

    YEAR
   ENDING
DECEMBER 31,
------------
   1996........................................................  $ 5,426
   1997........................................................    5,759
   1998........................................................    5,769
   1999........................................................    5,778
   2000........................................................    5,788
   Thereafter..................................................   27,053
                                                                 -------
                                                                 $55,573
                                                                 =======

(9) STOCKHOLDERS' EQUITY --

     On June 1, 1992, the Company's board of directors adopted a stock repurchase plan under which the company was authorized to repurchase up to 500,000 shares of its outstanding common stock in open market transactions depending on market conditions. As of December 31, 1995 and 1994, stockholders' equity included 500,000 shares repurchased under the plan at an aggregate cost of $4,267,000.

     The Company's board of directors adopted a qualified employee stock purchase plan on October 16, 1991, effective January 1, 1992. The plan authorizes the issuance of up to 100,000 shares of common stock for purchase by participating employees at a 15% discount from the market price. As of December 31, 1995 and 1994, 20,217 and 13,797 shares, respectively, had been issued under this plan.

     In 1986, the Company's board of directors adopted an employee stock option plan (the "1986 Plan"), which permitted the grant of up to 850,000 stock options. The plan permitted the grant of both "incentive" and "non-qualified" stock options to employees of the Company. Each option is exercisable for a period of up to ten years after it is granted. Unless the terms of the option specify otherwise, options may be exercised in respect of 33 1/3%, 66 2/3% and 100% of the shares covered, upon the third, fourth and fifth anniversaries of the date of grant. The option price cannot be less than the fair market value of the shares on the date the option is granted. Any options that were available for grant under this plan are now a part of the 1995 Incentive Stock Plan (the "1995 Plan").

                         GUNDLE/SLT ENVIRONMENTAL, INC.

     During 1988, the Company's board of directors adopted a stock option plan (the "1988 Plan"), which permits the grant of up to 75,000 "non-qualified" stock options to non-employee directors. The terms of this plan are substantially the same as those of the employee stock option plan.

     During 1995, the Company's board of directors adopted the 1995 Plan. The 1995 Plan as subsequently amended and restated, permits the grant of up to 1,750,000 stock options less any options exercised or outstanding under the 1986 Plan. The 1995 Plan provides for the grant of (i) non-qualified stock options,
(ii) incentive stock options, (iii) shares of restricted stock, (iv) shares of phantom stock, and (v) stock bonuses (collectively, "Incentive Awards"). In addition, the 1995 Plan permits the grant of cash bonuses payable when a participant is required to recognize income for federal income tax purposes in connection with the vesting of shares of restricted stock or the grant of a stock bonus. Key employees, including officers (whether or not they are directors), of the Company and its subsidiaries will be eligible to participate in the 1995 Plan. Each non-qualified stock option issued under the 1995 Plan is exercisable for a period up to seven years after it is granted and may be exercised in respect of 50% and 100% of the shares covered upon the first and second anniversaries of the date of grant. The option price cannot be less than the fair market value of the shares on the date the option is granted.

     The stock option activity under each plan is set forth below:

                                1986 PLAN                        1988 PLAN                        1995 PLAN
                      ------------------------------   ------------------------------   -----------------------------
                         SHARES       OPTION PRICE        SHARES       OPTION PRICE        SHARES       OPTION PRICE
                      UNDER OPTION      PER SHARE      UNDER OPTION      PER SHARE      UNDER OPTION     PER SHARE
                      ------------   ---------------   ------------   ---------------   ------------   --------------
Outstanding at
  December 31,
  1992..............     626,682     $4.27 to $18.00      40,000      $8.25 to $16.17        --              --
  Granted...........      63,000     $7.63 to $11.13       5,000           $9.13             --              --
  Exercised.........     (20,157)    $4.27 to $ 8.25        --               --              --              --
  Cancelled.........    (226,170)    $7.63 to $18.00        --               --              --              --
                        --------     ---------------     -------      ---------------     --------     ---------------
Outstanding at
  December 31,
  1993..............     443,355     $4.27 to $16.92      45,000      $8.25 to $16.17        --              --
  Granted...........     105,500     $5.25 to $ 7.38       5,000                $6.25        --              --
  Exercised.........     (10,313)         $4.27             --               --              --              --
  Cancelled.........     (88,159)    $7.63 to $15.63        --               --              --              --
                        --------     ---------------     -------      ---------------     --------     ---------------
Outstanding at
  December 31,
  1994..............     450,383     $4.27 to $16.92      50,000      $6.25 to $16.17        --              --
  Granted...........        --             --             10,000                $7.00      289,700     $5.38 to $5.50
  Exercised.........      (3,751)              $4.27        --               --              --              --
  Cancelled.........     (75,085)    $7.63 to $15.63        --               --              --              --
                        --------     ---------------     -------      ---------------     --------     ---------------
Outstanding at
  December 31,
  1995..............     371,547     $4.27 to $16.92      60,000      $6.25 to $16.17      289,700     $5.38 to $5.50
                        ========     ===============     =======      ===============     ========     ===============
Options
  exercisable.......     231,377     $4.27 to $16.92      40,000      $8.25 to $16.17        --              --
                        ========     ===============     =======      ===============     ========     ===============
Options available
  for future
  grants............       --                             15,000                           975,689
                        ========                         =======                          ========

     In 1993, pursuant to an employment agreement with an officer, the Company's board of directors granted the officer a non-qualified stock option to purchase 100,000 shares of the Company's common stock. The option price is equal to the fair market value of the shares on the date of the grant. This option is exercisable through April 1997. At December 31, 1995, 66,667 shares were exercisable under this agreement.

                         GUNDLE/SLT ENVIRONMENTAL, INC.

(10) INCOME TAXES --

     A significant amount of earnings (losses) from consolidated operations before income taxes is from foreign sources as reflected as follows:

                                                             YEAR ENDED DECEMBER 31,
                                                           ----------------------------
                                                            1995       1994       1993
                                                           -------    -------    ------
                                                                  (IN THOUSANDS)
        Domestic.........................................  $(2,124)   $13,910    $1,189
        Foreign..........................................      828     (3,135)     (764)
                                                           -------    -------    ------
                  Total..................................  $(1,296)   $10,775    $  425
                                                           =======    =======    ======

     The provision (benefit) for income taxes consisted of the following:

                                                             YEAR ENDED DECEMBER 31,
                                                           ----------------------------
                                                            1995       1994      1993
                                                           -------    ------    -------
                                                                  (IN THOUSANDS)
        Current expense:
          Federal........................................  $ 2,109    $2,929    $ 1,162
          Foreign........................................       13       363         57
          State..........................................      386       395        541
                                                           -------    ------    -------
                  Total current..........................    2,508     3,687      1,760
        Deferred expense (benefit):
          Federal........................................   (1,572)     (973)      (137)
          Foreign........................................      529       513     (3,028)
          State..........................................     (530)        3        (44)
                                                           -------    ------    -------
                  Total deferred.........................   (1,573)     (457)    (3,209)
                                                           -------    ------    -------
                                                           $   935    $3,230    $(1,449)
                                                           =======    ======    =======

     A reconciliation between the provision for income taxes and income taxes computed by applying the statutory rate is as follows:

                                                             YEAR ENDED DECEMBER 31,
                                                          -----------------------------
                                                           1995       1994       1993
                                                          -------    -------    -------
                                                                 (IN THOUSANDS)
        Tax provision (benefit) at statutory rate.......  $  (441)   $ 3,664    $   145
        Add (deduct):
          Merger costs..................................      553         --         --
          Decrease in valuation allowance...............       --     (1,654)      (309)
          Amortization of goodwill......................      377        362        312
          Meals and entertainment disallowance..........      440        413        164
          Foreign Sales Corporation benefit.............     (200)      (157)      (326)
          Taxable differential for foreign operations...      144        141     (1,431)
          State income taxes............................      (95)       222        253
          Other, net....................................      157        239       (257)
                                                            -----     ------     ------
                                                          $   935    $ 3,230    $(1,449)
                                                            =====     ======     ======

                         GUNDLE/SLT ENVIRONMENTAL, INC.

     The tax effects of temporary differences that gave rise to the deferred tax assets and liabilities were as follows at December 31:

                                                                      1995       1994
                                                                     ------     ------
                                                                     (IN THOUSANDS)
        Deferred tax assets:
          Accrued expenses.........................................  $5,353     $3,205
          Net operating loss and other carryforwards...............     681      1,786
          Other....................................................      58        417
                                                                     ------     ------
                                                                      6,092      5,408
                                                                     ------     ------
        Deferred tax liabilities:
          Excess of tax depreciation over book depreciation........   3,884      5,421
          Long term contracts......................................   1,658      1,446
          Intangible assets........................................     115        117
          Other....................................................     853        415
                                                                     ------     ------
                                                                      6,510      7,399
                                                                     ------     ------
             Total deferred tax liabilities........................  $  418     $1,991
                                                                     ======     ======

     In 1995 and 1994 the U.S. current tax provisions for income taxes were net of approximately $601,000 and $1,574,000, respectively, of tax benefit due to the utilization of net operating loss carryforwards. In Germany the 1995 and 1994 current tax provisions for income taxes were net of approximately $324,000 and $726,000, respectively, of tax benefit due to utilization of net operating loss carryforwards.

     At December 31, 1995 the Company has $1,219,000 of net operating loss carryforwards, for German tax purposes, which do not expire. In the opinion of management, no valuation allowance on the deferred tax assets is necessary at December 31, 1995 and 1994.

     Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $700,000 at December 31, 1995. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

(11) RELATED-PARTY TRANSACTIONS --

     During the years ended December 31, 1995 and 1994 the Company paid $250,000 and $400,000, respectively, in selling, general and administrative expenses to Wembly, Ltd., formerly the sole stockholder of SLT, for reimbursement of such on its behalf. See Note 18 also.

(12) EMPLOYEE BENEFIT PLANS --

     The Company has a defined contribution employee benefit plan under which substantially all employees are eligible to participate. The Company contributed $264,000, $315,000 and $296,000 to the plan during the years ended December 31, 1995, 1994 and 1993, respectively. Under the terms of the plan, contributions to the plan may be discontinued at any time.

     The Company has a non-qualified bonus arrangement whereby a portion of annual net income may be contributed to a bonus pool for allocation to all eligible employees. Contributions under this plan are at the discretion of the board of directors.

                         GUNDLE/SLT ENVIRONMENTAL, INC.

(13) PENSION PLAN --

     The Company's German subsidiary has an unfunded pension plan providing benefits to three present employees and three former employees. The plan provides fixed minimum pension payments at retirement age. There are no assets held in outside funds.

     The Company has adopted FAS 87, "Employers' Accounting for Pensions"; however, to the extent pension costs under German law exceed amounts computed under FAS 87, those additional amounts are recorded by the Company. Pension expense for the years ended December 31, 1995, 1994, and 1993 was $94,000, $70,000, and $199,000, respectively. The actuarial present value of accumulated benefits was $1,219,000 at December 31, 1995 and $1,041,000 at December 31, 1994. The projected benefit obligation for service rendered to date, net of unrecognized prior service cost, was $1,281,000 and $1,093,000 as of December 31, 1995 and 1994, respectively.

     The computation assumed a discount rate on benefit obligations of 7.5%, annual salary increase of 5% and annual benefit increase of 3%.

(14) SALES TO SIGNIFICANT CUSTOMERS --

     During 1995, 1994 and 1993, no single customer accounted for 10% or greater of total net sales.

(15) RESEARCH AND DEVELOPMENT COSTS --

     Research and development costs are charged to expense as incurred. The amounts of research and development and quality control expenditures during the years ended December 31, 1995, 1994 and 1993 were $1,705,000, $2,191,000, and
$2,373,000, respectively.

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

     Although the Company is not exposed to the type of potential liability that might arise from being in the business of handling, transporting or storing hazardous waste or materials, the Company could be susceptible to liability for environmental damage or personal injury resulting from defects in the Company's products or negligence by Company employees in the installation of its lining systems. Such liability could be substantial because of the potential that hazardous or other waste materials might leak out of their containment system into the environment. The Company maintains product liability insurance, which includes pollution coverage in the U.S. and Germany, in amounts which it believes to be prudent. However, there is no assurance that this coverage will remain available to the Company. While the Company's claims experience to date may not be a meaningful measure of its potential exposure for product liability, the Company has experienced no material losses from defects in products and installations.

  Litigation and claims --

     The Company is involved in litigation arising in the ordinary course of business, which, in the opinion of management, will not have a material adverse effect on the Company's financial position or results of operations.

                         GUNDLE/SLT ENVIRONMENTAL, INC.

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

     Combined and separate results of Gundle and SLT during the period preceding the merger were as follows (unaudited and in thousands):

                 SEVEN MONTHS ENDED JULY 27, 1995       YEAR ENDED DECEMBER 31, 1994         YEAR ENDED DECEMBER 31, 1993
                ----------------------------------    ---------------------------------    ---------------------------------
                GUNDLE         SLT        COMBINED     GUNDLE        SLT       COMBINED     GUNDLE        SLT       COMBINED
                -------      -------      --------    --------     -------     --------    --------     -------     --------
Sales.......... $70,390      $67,715      $138,105    $132,515     $90,813     $223,328    $113,800     $72,005     $185,805
                =======      =======      ========    ========     =======     ========    ========     ========    ========
Net income..... $  (267)     $ 1,308      $  1,041    $  2,943     $ 4,602     $  7,545    $  1,911     $   (37)    $  1,874
                =======      =======      ========    ========     =======     ========    ========     ========    ========

     As a result of the merger and the planned disposal of SLT's old office and manufacturing facility, the Company recorded nonrecurring charges of $15,270,000. Of this amount, $10,070,000 related to a plan to reduce the overall cost structure of the Company's products and manufacturing operations. To accomplish the reduction in cost, the Company is standardizing its products, as well as streamlining its manufacturing processes. An analysis was completed during the year and the Company concluded that certain products, processes and manufacturing assets must be upgraded or eliminated. The resulting charge of $10,070,000 represents the Company's best estimate of the net cost to standardize products and streamline the manufacturing process, including the writedown of certain assets. The Company has discontinued operating its compounding facility and plans to upgrade its geonet production lines. The capital cost associated with upgrading its geonet production capability is estimated to be $1,500,000. In addition, costs of $400,000 related to the consolidation of SLT's manufacturing facilities and closing its Conroe facility were recorded. Costs related to the merger with SLT were $4,800,000. These expenses represent the cost of combining the two companies, including severance expense, standardization of employee benefit plans, professional fees, office and equipment relocation and other related costs incurred in connection with the merger.

(18) GSE CLAY LINING TECHNOLOGY CO. --

     On December 16, 1994, the Company purchased 99.999% of its partner's 50% interest in PG Technology Co, subsequently renamed GSE Clay Lining Technology Co. ("Clay Lining") for cash, notes and the assumption of debt. The Company paid $500,000 in cash and issued a note payable of $1,383,000. The note is payable over ten years and bears interest at 8%. The acquisition was recorded using the purchase method of accounting.

     Clay Lining manufactures and sells a composite liner product combining polyethylene liner and bentonite clay. The manufacturing facility is located in Spearfish, South Dakota.

(19) SUBSEQUENT EVENTS --

     In January 1996, the Company signed letters of intent to acquire SGS Geosystems, Inc. (SGS), a U.K. geomembrane manufacturer and to sell its interest in Clay Lining. The net cash requirement for these two transactions is expected to be minimum.

                         GUNDLE/SLT ENVIRONMENTAL, INC.

(20) GEOGRAPHIC INFORMATION --

     Summary geographic financial information is as follows:

                                                                    YEARS ENDED
                                                         ----------------------------------
                                                           1995         1994         1993
                                                         --------     --------     --------
    Sales to unaffiliated customers:
      United States....................................  $178,181     $172,059     $152,672
      Far East.........................................     4,707        4,530        4,056
      Australia........................................     5,982        6,375        2,562
      Europe...........................................    59,193       40,364       26,515
    Intercompany sales between geographic areas
      (eliminated in consolidation):
      United States....................................        --           --           --
      Far East.........................................     2,133        2,141          673
      Australia........................................     2,946        3,995        1,361
      Europe...........................................     4,169        6,043        3,187
    Operating profit (loss):
      United States....................................     1,933       12,661        7,038
      Far East.........................................      (249)         104          169
      Australia........................................       187          852          141
      Europe...........................................     1,856        1,188       (1,999)
    Identifiable assets:
      United States....................................   138,551      167,024      144,371
      Far East.........................................     2,761        2,984        1,820
      Australia........................................     4,389        4,376        1,638
      Europe...........................................    50,320       36,798       29,924

     Included in the United States sales to unaffiliated customers are export sales to countries principally located in North, Central and South America comprising less than 10% of consolidated sales.

                         GUNDLE/SLT ENVIRONMENTAL, INC.
                               SUPPLEMENTARY DATA

  Consolidated quarterly financial data (Unaudited) --

     Unaudited quarterly information for fiscal 1995 and 1994 is as follows (in thousands, except per share amounts):

                                          1995                                    1994
                          -------------------------------------   -------------------------------------
                                         QUARTER                                 QUARTER
                          -------------------------------------   -------------------------------------
                           FIRST    SECOND     THIRD    FOURTH     FIRST    SECOND     THIRD    FOURTH
                          -------   -------   -------   -------   -------   -------   -------   -------
Net sales...............  $42,535   $68,106   $79,166   $58,256   $30,277   $48,723   $76,342   $67,986
Gross profit............    6,938    14,361    17,529    10,485     5,984    10,627    16,444    13,517
Income (loss) before
  income taxes..........   (4,064)    2,819    (2,854)    2,803    (2,717)    2,068     7,405     4,019
Net income (loss).......   (2,801)    2,263    (3,254)    1,561    (2,040)    1,545     5,003     3,037
Earnings (loss) per
  common share..........     (.16)      .13      (.19)      .09      (.12)      .09       .29       .18

     The above data should be read in conjunction with the consolidated financial statements and notes thereto.

                                                                     SCHEDULE II

                         GUNDLE/SLT ENVIRONMENTAL, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                     BALANCE AT     ADDITIONS                    BALANCE
                                                     BEGINNING       CHARGED                     AT END
                    DESCRIPTION                       OF YEAR       TO EXPENSE     WRITEOFFS     OF YEAR
---------------------------------------------------  ----------     ----------     ---------     -------
December 31, 1993:
  Allowance for doubtful accounts..................    $1,518         $  585        $   181      $ 1,922
                                                       ======         ======        =======      =======
December 31, 1994:
  Allowance for doubtful accounts..................    $1,922         $1,447        $   669      $ 2,700
                                                       ======         ======        =======      =======
December 31, 1995:
  Allowance for doubtful accounts..................    $2,700         $4,133        $ 2,098      $ 4,735
                                                       ======         ======        =======      =======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

     Part III (Items 10 through 13) is omitted since the Company expects to file with the Securities and Exchange Commission within 120 days following December 31, 1995, definitive proxy materials pursuant to Regulation 14A under the Securities Exchange Act of 1934 involving the annual election of directors and certain other matters. If for any reason such a statement is not so filed, this Report will be appropriately amended.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1) Financial statements (see financial statements at pages 13-30)

(a)(2) Supplementary data (see page 31)

(a)(3) Financial schedule (see page 32)
       Schedule II -- Valuation and Qualifying Accounts

     Schedules not listed above are omitted since the information required to be submitted has been included in the financial statements or the notes thereto, or the schedules are not required.

(a)(3) Exhibits:

      EXHIBIT
        NO.
-------------------
     2-A              -- Plan Agreement of Merger dated March 28, 1995 between the Company and SLT Environmental, Inc. (Exhibit A to Registrant's Preliminary
                         Proxy Statement filed on May 4, 1995 is incorporated herein by reference).
     3-A              -- Articles of Incorporation as amended (Exhibits 3.1, 3.2 and 3.3 to
                         Registrant's Registration Statement No. 33-9809 are incorporated herein by reference).
     3-B              -- Bylaws (Exhibit 3.4 to Registrant's Registration Statement No.
                         33-9809 is incorporated herein by reference).
     4-E              -- Credit Agreement dated as of July 27, 1995, between the Company, the financial institutions named therein and NationsBank of Texas, N.A., as agent (incorporated by reference to Exhibit 1.6 to Registrant's
                         Current Report on Form 8-K filed on August 9, 1995).
     4-F              -- Note Agreements dated as of June 15, 1995, between Gundle
                         Environmental Systems, Inc. and certain institutions covering the
                         Senior Notes due June 15, 2000 (incorporated by reference to
                         Exhibits 1.3, 1.4 and 1.5 to Registrant's Current Report on Form 8-K
                         filed August 9, 1995).
     10-A             -- Employment Agreement dated as of June 1, 1993 between Thomas L.
                         Caltrider and the Registrant.
     10-B             -- Registrant's stock option plan (Exhibit 10.11 to Registrant's
                         Registration Statement No. 33-9809 is incorporated herein by reference).
     10-E             -- Registrant's 1988 Non-Qualified Stock Option Plan for Non-Employee
                         Directors, as amended to date.
     10-F             -- Employment Agreement dated October 13, 1989 as amended March 28,
                         1995 between William P. Reid and the Company.
     10-G             -- Registrant's 1995 Amended and Restated Incentive Stock Plan.
     11               -- Computation of per share earnings (see financial statements at page
                         20).
     18-A             -- Independent public accounts preferability letter regarding changes in accounting method.

      EXHIBIT
        NO.
-------------------
     21               -- Subsidiaries.
     23               -- Consent of Independent Auditors.
     27               -- Financial Data Schedule.

(b) Reports on Form 8-K.

(c) Exhibits (see Item (a)(3), above).

(d) Additional financial statements (see Items (a)(1) and (a)(2) above).

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON THE 22ND DAY OF FEBRUARY, 1996.

                                          GUNDLE/SLT ENVIRONMENTAL, INC.

                                          By

                                            ------------------------------------

                                                 William P. Reid, President

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE CAPACITIES INDICATED ON THE 22ND DAY OF FEBRUARY, 1996.

                  SIGNATURE                                          TITLE
---------------------------------------------    ---------------------------------------------
                                                 Director and Principal
---------------------------------------------      Executive Officer
               WILLIAM P. REID
                                                 Principal Financial and
---------------------------------------------      Accounting Officer
               ROGER J. KLATT
                                                 Director and Chairman of the
---------------------------------------------      Board
               SAMIR T. BADAWI
                                                 Director
---------------------------------------------
              AHMED Y. KHALAWI
                                                 Director
---------------------------------------------
              T. WILLIAM PORTER
                                                 Director
---------------------------------------------
                HUGH L. RICE
                                                 Director
---------------------------------------------
               BRIAN D. YOUNG

                               INDEX TO EXHIBITS

      EXHIBIT
        NO.
-------------------
     2-A              -- Plan Agreement of Merger dated March 28, 1995 between the Company and SLT Environmental, Inc. (Exhibit A to Registrant's Preliminary
                         Proxy Statement filed on May 4, 1995 is incorporated herein by reference).
     3-A              -- Articles of Incorporation as amended (Exhibits 3.1, 3.2 and 3.3 to
                         Registrant's Registration Statement No. 33-9809 are incorporated herein by reference).
     3-B              -- Bylaws (Exhibit 3.4 to Registrant's Registration Statement No.
                         33-9809 is incorporated herein by reference).
     4-E              -- Credit Agreement dated as of July 27, 1995, between the Company, the financial institutions named therein and NationsBank of Texas, N.A., as agent (incorporated by reference to Exhibit 1.6 to Registrant's
                         Current Report on Form 8-K filed on August 9, 1995).
     4-F              -- Note Agreements dated as of June 15, 1995, between Gundle
                         Environmental Systems, Inc. and certain institutions covering the
                         Senior Notes due June 15, 2000 (incorporated by reference to
                         Exhibits 1.3, 1.4 and 1.5 to Registrant's Current Report on Form 8-K
                         filed August 9, 1995).
     10-A             -- Employment Agreement dated as of June 1, 1993 between Thomas L.
                         Caltrider and the Registrant.
     10-B             -- Registrant's stock option plan (Exhibit 10.11 to Registrant's
                         Registration Statement No. 33-9809 is incorporated herein by reference).
     10-E             -- Registrant's 1988 Non-Qualified Stock Option Plan for Non-Employee
                         Directors, as amended to date.
     10-F             -- Employment Agreement dated October 13, 1989 as amended March 28,
                         1995 between William P. Reid and the Company.
     10-G             -- Registrant's 1995 Amended and Restated Incentive Stock Plan.
     11               -- Computation of per share earnings (see financial statements at page
                         20).
     18-A             -- Independent public accounts preferability letter regarding changes in accounting method.
     21               -- Subsidiaries.
     23               -- Consent of Independent Auditors.
     27               -- Financial Data Schedule.

(b) Reports on Form 8-K.

(c) Exhibits (see Item (a)(3), above).

(d) Additional financial statements (see Items (a)(1) and (a)(2) above).