Form 10-Q
period 1996-03-31
GUNDLE ENVIRONMENTAL SYSTEMS INC
filed 1996-04-24
CIK 805023

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C.  20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                                     of the
                        SECURITIES EXCHANGE ACT OF 1934


        For Quarter Ended March 31, 1996 Commission File Number 1-9307


                        GUNDLE/SLT ENVIRONMENTAL, INC.
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

Yes   [X]            No
    -------             -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

            Class                     Outstanding at April 19, 1996
- ----------------------------   ----------------------------------------------
Common stock, par value $.01                     17,699,999

                         GUNDLE/SLT ENVIRONMENTAL, INC.

                                     INDEX

                                                                              PAGE
PART I - FINANCIAL INFORMATION

         Condensed Consolidated Balance Sheets as of
         March 31, 1996 (Unaudited) and
         December 31, 1995                                                    3

         Consolidated Statements of Income
         for the Three Months Ended
         March 31, 1996 and 1995 (Unaudited)                                  4

         Consolidated Statements of Cash Flows
         for the Three Months Ended March 31, 1996
         and 1995 (Unaudited)                                                 5

         Notes to Condensed Consolidated Financial
         Statements                                                           6

         Management's Discussion and Analysis of Results
         of Operations and Financial Condition                                8


PART II - OTHER INFORMATION                                                  11

                         GUNDLE/SLT ENVIRONMENTAL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)


                                                          MARCH 31,          DECEMBER 31,
                                                            1996                1995
                                                         -----------         ------------
                                                         (UNAUDITED)

ASSETS
CURRENT ASSETS:
  CASH AND CASH EQUIVALENTS                                $  30,600          $  16,057
  ACCOUNTS RECEIVABLE, NET                                    47,702             68,014
  CONTRACTS IN PROGRESS                                        7,027             10,601
  INVENTORY                                                   23,231             19,850
  DEFERRED INCOME TAXES                                        5,098              5,361
  PREPAID EXPENSES AND OTHER                                   1,719              2,045
                                                           ---------          ---------
        TOTAL CURRENT ASSETS                                 115,377            121,928

PROPERTY, PLANT AND EQUIPMENT, NET                            42,393             43,940
EXCESS OF PURCHASE PRICE OVER FAIR VALUE
  OF NET ASSETS ACQUIRED, NET                                 27,629             27,916
DEFERRED INCOME TAXES                                            663                681
OTHER ASSETS                                                   1,304              1,556
                                                           ---------          ---------
                                                           $ 187,366         $  196,021
                                                           =========          =========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                 $  27,190         $   34,254
  ADVANCE BILLINGS ON CONTRACTS
   IN PROGRESS                                                   753                634
  CURRENT PORTION OF LONG-TERM DEBT                            5,460              5,426
  INCOME TAXES PAYABLE                                           295                206
  DEFERRED INCOME TAXES                                        1,772              1,862
                                                           ---------          ---------
        TOTAL CURRENT LIABILITIES                             35,470             42,382

LONG-TERM DEBT                                                50,050             50,147
DEFERRED INCOME TAXES                                          4,507              4,598
OTHER LIABILITIES                                              1,331              1,344

STOCKHOLDERS' EQUITY:
  PREFERRED STOCK, $1.00 PAR VALUE, 1,000,000 SHARES
    AUTHORIZED, NO SHARES ISSUED OR
    OUTSTANDING                                                   -                  -
  COMMON STOCK, $.01 PAR VALUE, 30,000,000
    SHARES AUTHORIZED, 17,699,999 AND 17,695,677 SHARES
    ISSUED AND OUTSTANDING                                       177                177
  ADDITIONAL PAID-IN CAPITAL                                  68,292             68,270
  RETAINED EARNINGS                                           29,271             30,154
  CUMULATIVE TRANSLATION ADJUSTMENT                            2,535              3,216
                                                           ---------          ---------
                                                             100,275            101,817
  TREASURY STOCK AT COST, 500,000 SHARES                      (4,267)            (4,267)
                                                           ---------          ---------
         TOTAL STOCKHOLDERS' EQUITY                           96,008             97,550
                                                           ---------          ---------
                                                           $ 187,366         $  196,021
                                                           =========         ==========

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
               THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                         GUNDLE/SLT ENVIRONMENTAL, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
             (AMOUNTS IN THOUSANDS EXCEPT EARNINGS PER SHARE DATA)
                                  (UNAUDITED)



                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                       --------------------
                                                         1996        1995
                                                       ---------   ---------
SALES                                                   $ 27,107   $ 42,535
COST OF SALES                                             20,817     35,597
                                                        --------   --------
GROSS PROFIT                                               6,290      6,938

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                                  6,828      7,871
AMORTIZATION OF GOODWILL                                     228        222
NONRECURRING CHARGES                                           0      1,594
                                                        --------   --------
OPERATING INCOME (LOSS)                                     (766)    (2,749)

OTHER EXPENSES:
  INTEREST EXPENSE, NET                                      980      1,285
  FOREIGN EXCHANGE (GAIN) LOSS                              (121)       112
  OTHER (INCOME) EXPENSE, NET                               (102)       (82)
                                                        --------   --------
INCOME (LOSS) BEFORE INCOME TAXES                         (1,523)    (4,064)

PROVISION (BENEFIT) FOR INCOME TAXES                        (640)    (1,263)
                                                        --------   --------
NET INCOME (LOSS)                                       $   (883)  $ (2,801)
                                                        ========   ========
EARNINGS (LOSS) PER COMMON SHARE                        $  (0.05)  $  (0.16)
                                                        ========   ========
WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                                     17,200     17,191
                                                        ========   ========

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
               THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                         GUNDLE/SLT ENVIRONMENTAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                       --------------------------------
                                                            1996             1995
                                                       -------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME (LOSS)                                    $      (883)     $      (2,801)
  ADJUSTMENTS TO RECONCILE NET LOSS TO CASH
    PROVIDED BY (USED IN) OPERATING ACTIVITIES:
    DEPRECIATION                                             1,776              2,198
    AMORTIZATION OF GOODWILL                                   228                222
    DEFERRED INCOME TAXES                                      100               (257)
    GAIN ON SALE OF ASSETS                                     (28)               (65)
    INCREASE (DECREASE) IN CASH DUE TO
      CHANGES IN ASSETS AND LIABILITIES:
      ACCOUNTS RECEIVABLE                                   20,312             16,475
      CONTRACTS IN PROGRESS                                  3,574                840
      INVENTORY                                             (3,381)            (9,811)
      PREPAID EXPENSES AND OTHER                               575             (1,027)
      ACCOUNTS PAYABLE AND ACCRUED LIABILITIES              (7,064)                (1)
      ADVANCE BILLINGS ON CONTRACTS IN PROGRESS                119                290
      INCOME TAXES PAYABLE                                      73             (1,045)
                                                       -------------    -------------
      NET CASH PROVIDED BY OPERATING ACTIVITIES             15,401              5,018
                                                       -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  ADDITIONS TO PROPERTY, PLANT AND EQUIPMENT                  (697)            (2,516)
  PROCEEDS FROM SALE OF EQUIPMENT                               57                 65
  ADVANCES TO AFFILIATES AND OTHER, NET                          6                 12
                                                       -------------    -------------
      NET CASH USED IN INVESTING ACTIVITIES                   (634)            (2,439)
                                                       -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  ADDITIONS TO SHORT-TERM DEBT, NET                              0              1,999
  PROCEEDS FROM THE EXERCISE OF STOCK OPTIONS AND
    PURCHASES UNDER THE EMPLOYEE STOCK PURCHASE PLAN            22                 38
  SUBSIDIES RECEIVED                                           439                  0
  RETIREMENT OF LONG-TERM DEBT                                 (63)                 0
                                                       -------------    -------------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                398              2,037
                                                       -------------    -------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                       (622)             1,557
                                                       -------------    -------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                   14,543              6,173
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD        16,057              9,488
                                                       -------------    -------------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD         $    30,600      $      15,661
                                                       =============    =============
CASH PAID FOR INTEREST                                 $     1,636      $       1,393
                                                       =============    =============
CASH PAID FOR INCOME TAXES                             $       294      $         997
                                                       =============    =============

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
               THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        GUNDLE/SLT ENVIRONMENTAL, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)  Basis of Presentation -

  General -

         The accompanying unaudited condensed consolidated financial statements have been prepared by the Registrant ("Gundle/SLT Environmental, Inc." or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of such financial statements for the periods indicated. Certain information relating to the Company's organization and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted in this Form 10-Q pursuant to Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission. However, the Company believes that the disclosures herein are adequate to make the information presented not misleading. The results for the three months ended March 31, 1996, are not necessarily indicative of future operating results. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

         The accounting policies followed by the Company in preparing interim consolidated financial statements are similar to those described in the "Notes to Consolidated Financial Statements" in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

         Earnings per common share are based on the weighted average number of common shares and common share equivalents outstanding. Common share equivalents (outstanding options to purchase shares of common stock) are computed using the treasury stock method and were excluded from the earnings per share calculations as dilution was less than 3%.

Organization -

         Gundle/SLT Environmental, Inc., a Delaware corporation, through GSE Lining Technology, Inc. and the Company's other wholly owned subsidiaries, is primarily engaged in the manufacture, sale and installation of polyethylene lining systems.

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

         Combined and separate results of Gundle and SLT during the period preceding the merger were as follows (000's):

                                                            Three Months Ended March 31, 1995
                                                  ----------------------------------------------------
                                                  Gundle                  SLT                 Combined
                                                  ------                  ---                 --------

         Sales                                    $21,188                $21,347                 $42,535
         Net Loss                                 $(2,352)               $  (449)                $(2,801)

(3)      Nonrecurring Charges -

         As a result of the merger with SLT, the Company recorded nonrecurring charges of $1,594,000 in the first quarter of 1995.

(4)  Inventory -

         Inventory is stated at the lower of cost or market. Cost, which includes material, labor and overhead, is determined by the weighted average cost method. Inventory consisted of the following (000's):

                                                     March 31,                   December 31,
                                                       1996                          1995
                                                   -------------                 ------------
         Raw materials and supplies                 $ 3,614                        $ 3,893
         Finished goods                              19,617                         15,957
                                                    -------                        -------
                                                    $23,231                        $19,850
                                                    =======                        =======

(5)      Income Taxes -

         The Company's provision for income taxes is recorded at the statutory rates adjusted for any permanent differences. The tax benefit recorded in the first quarter of 1995 was impacted by the nondeductibility of certain merger related expenses.


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

Quarter -

         For the three months ended March 31, 1996 sales were $27,107,000 compared with $42,535,000 for the same period last year. The decrease in sales is the result of an overall reduction in unit sales volume. Of the $15,428,000 or 36% reduction in revenue, $13,665,000 was the result of decreased sales from the U.S. operations. This decrease is largely attributable to a reduction in installation revenues when compared with the prior year. Many domestic installation projects were delayed during the first quarter of 1996 due to the unusually long winter season in the U.S. while in the prior year, several large projects were underway in warm weather regions. Sales from the Company's European operations were down 21% from the first quarter of last year. This reduction in revenues is also the result of reduced installation activity due to inclement weather conditions in Europe during the quarter. Sales from the Company's operations in Australia and Singapore were comparable with the prior year.

         Gross profit for the quarter was $6,290,000 which represents a decrease of 9% when compared with the prior year. The reduction in gross profit is the result of the decreased sales volume for the quarter. As a percentage of sales, gross profit was 23% in the current quarter versus 16% last year. Included in gross profit for the first quarter of 1996 is an insurance settlement of approximately $1,100,000 as reimbursement for lost profits due to a fire in one of the Company's manufacturing facilities in 1995. The remaining 3% improvement in gross profit percentage is the result of reduced costs, particularly in the Company's U.S. operations.

         Selling, general and administrative expenses were $6,828,000 compared with $7,871,000 in the first quarter of 1995. This decrease of $1,043,000 or 13% was driven by continued cost reductions in the U.S. of over $1,400,000 partially offset by increased expenses in the Company's German operations. The increase in Germany was primarily a result of increased expenses due to the acquisition of a product line during the first quarter of 1995.

         Nonrecurring charges of $1,594,000 in the first quarter of 1995 relate to the merger with SLT.

         Net interest expense fell $305,000 from quarter to quarter due to lower interest rates on the debt restructured in conjunction with the merger, the decreased level of debt outstanding and the increase in invested cash balances.

         A foreign exchange gain of $121,000 was recorded in the first quarter of 1996 versus a loss of $112,000 in the prior year. The gain in 1996 is attributable to the Company's Australian and German operations.

         The quarterly benefit for income taxes was $640,000 compared with a benefit of $1,263,000 in the same period last year. The tax benefit for both periods was recorded at the statutory rates adjusted for certain nondeductible expenses.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 1996, the Company had working capital of $79,907,000, including cash and temporary investments of $30,600,000. The Company's cash, inventory and receivable balances fluctuate from quarter to quarter due to the seasonality of sales. The Company's capital structure consists of $50,050,000 in long-term debt and $96,008,000 in stockholders' equity as of March 31, 1996.

         The Company has a $35,000,000 multi-currency revolving credit facility (the "Revolver") with NationsBank of Texas which matures on September 30, 2000. Under the terms of the revolving line of credit agreement, the Company is required to maintain certain financial ratios and a specific level of consolidated tangible net worth. At March 31, 1996, there was no balance outstanding on the Revolver. However, letters of credit issued under this facility totaled $2,858,000, thereby reducing the balance available to $32,142,000.

The letters of credit issued under this facility secure performance of installation projects and self-insurance programs.

         In January 1996, the Company announced that it had signed a letter of intent to acquire SGS Geosystems, Ltd. (SGS), a UK geomembrane manufacturer. This acquisition is expected to close during the second quarter and will require approximately $5,000,000 in cash. The Company is also required to make a $5,000,000 principal payment on its 11.17% Notes on June 15, 1996.

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

                                     GUNDLE/SLT ENVIRONMENTAL, INC.




DATE  April 19, 1996                 BY   /s/ Roger J. Klatt
     ---------------------------        ----------------------------------------
                                              ROGER J. KLATT,
                                              SENIOR VICE PRESIDENT &
                                              CHIEF FINANCIAL OFFICER


DATE  April 19, 1996                 BY   /s/ Keith E. St. Clair
     ---------------------------        ----------------------------------------
                                              KEITH E. ST. CLAIR,
                                              CORPORATE CONTROLLER

                            EXHIBIT  INDEX



      27  --  Financial Data Schedule