Form 10-Q
period 1996-06-30
GSE LINING TECHNOLOGY INC
filed 1996-08-13
CIK 805023

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                                     of the
                        SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended  June 30, 1996  Commission File Number 1-9307
                   -------------                         ------


                         GUNDLE/SLT ENVIRONMENTAL, INC.
- --------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)


              Delaware                          22-2731074
- --------------------------------------------------------------------------------
   (State or other jurisdiction of            (IRS Employer
    incorporation or organization)          Identification No.)



     19103 Gundle Road   Houston, Texas           77073
- --------------------------------------------------------------------------------
   (Address of principal executive offices)      (Zip Code)


(Registrant's telephone number, including area code)   (713) 443-8564
                                                       --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant is required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X             No
     ---                ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.


            Class                Outstanding at August 12, 1996
- ----------------------------     ------------------------------
Common stock, par value $.01              17,836,099

                         GUNDLE/SLT ENVIRONMENTAL, INC.

                                     INDEX

                                                                            PAGE

PART I - FINANCIAL INFORMATION

         Condensed Consolidated Balance Sheets as of
         June 30, 1996 (Unaudited) and
         December 31, 1995                                                    3

         Consolidated Statements of Income
         for the Three and Six Months Ended
         June 30, 1996 and 1995 (Unaudited)                                   4

         Consolidated Statements of Cash Flows
         for the Six Months Ended June 30, 1996
         and 1995 (Unaudited)                                                 5

         Notes to Condensed Consolidated Financial
         Statements                                                           6

         Management's Discussion and Analysis of Results
         of Operations and Financial Condition                                8


PART II - OTHER INFORMATION                                                  13

                         GUNDLE/SLT ENVIRONMENTAL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)


                                                             JUNE 30,     DECEMBER 31,
                                                              1996            1995
                                                          ------------    ------------
                                                           (UNAUDITED)

ASSETS
CURRENT ASSETS:
  CASH AND CASH EQUIVALENTS                               $     22,431    $     16,057
  ACCOUNTS RECEIVABLE, NET                                      60,258          68,014
  CONTRACTS IN PROGRESS                                         11,635          10,601
  INVENTORY                                                     26,015          19,850
  DEFERRED INCOME TAXES                                          4,904           5,361
  PREPAID EXPENSES AND OTHER                                     3,101           2,045
                                                          ------------    ------------

        TOTAL CURRENT ASSETS                                   128,344         121,928

PROPERTY, PLANT AND EQUIPMENT, NET                              43,311          43,940
EXCESS OF PURCHASE PRICE OVER FAIR VALUE
  OF NET ASSETS ACQUIRED, NET                                   30,011          27,916
OTHER ASSETS                                                     1,400           2,237
                                                          ------------    ------------

                                                          $    203,066    $    196,021
                                                          ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                $     39,252    $     34,254
  ADVANCE BILLINGS ON CONTRACTS
   IN PROGRESS                                                   1,467             634
  CURRENT PORTION OF LONG-TERM DEBT                              5,584           5,426
  INCOME TAXES PAYABLE                                           2,384             206
  DEFERRED INCOME TAXES                                          2,869           1,862
                                                          ------------    ------------

        TOTAL CURRENT LIABILITIES                               51,556          42,382

LONG-TERM DEBT                                                  45,401          50,147
DEFERRED INCOME TAXES                                            4,438           4,598
OTHER LIABILITIES                                                1,283           1,344

STOCKHOLDERS' EQUITY:
  PREFERRED STOCK, $1.00 PAR VALUE, 1,000,000 SHARES
    AUTHORIZED, NO SHARES ISSUED OR
    OUTSTANDING                                                   --              --
  COMMON STOCK, $.01 PAR VALUE, 30,000,000
    SHARES AUTHORIZED, 17,836,099 AND 17,695,677 SHARES
    ISSUED AND OUTSTANDING                                         178             177
  ADDITIONAL PAID-IN CAPITAL                                    69,141          68,270
  RETAINED EARNINGS                                             33,815          30,154
  CUMULATIVE TRANSLATION ADJUSTMENT                              2,657           3,216
  UNEARNED COMPENSATION                                         (1,136)              0
                                                          ------------    ------------
                                                               104,655         101,817
  TREASURY STOCK AT COST, 500,000 SHARES                        (4,267)         (4,267)
                                                          ------------    ------------

        TOTAL STOCKHOLDERS' EQUITY                             100,388          97,550
                                                          ------------    ------------

                                                          $    203,066    $    196,021
                                                          ============    ============

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
               THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                         GUNDLE/SLT ENVIRONMENTAL, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
             (AMOUNTS IN THOUSANDS EXCEPT EARNINGS PER SHARE DATA)
                                  (UNAUDITED)



                                          THREE MONTHS ENDED          SIX MONTHS ENDED
                                               JUNE 30,                   JUNE 30,
                                       ------------------------   ------------------------

                                          1996          1995         1996          1995
                                       ----------    ----------   ----------    ----------
SALES                                  $   60,625    $   68,106   $   87,732    $  110,641
COST OF SALES                              44,502        54,327       66,083        90,437
                                       ----------    ----------   ----------    ----------

GROSS PROFIT                               16,123        13,779       21,649        20,204

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                   7,037         7,413       13,101        14,771
AMORTIZATION OF GOODWILL                      270           228          498           450
NONRECURRING CHARGES                            0         1,910            0         3,504
                                       ----------    ----------   ----------    ----------

OPERATING INCOME                            8,816         4,228        8,050         1,479

OTHER EXPENSES:
  INTEREST EXPENSE, NET                       876         1,235        1,856         2,520
  FOREIGN EXCHANGE (GAIN) LOSS                (84)           43         (205)          155
  OTHER EXPENSE, NET                          189           131           87            49
                                       ----------    ----------   ----------    ----------

INCOME (LOSS) BEFORE INCOME TAXES           7,835         2,819        6,312        (1,245)

PROVISION (BENEFIT) FOR INCOME TAXES        3,291           556        2,651          (707)
                                       ----------    ----------   ----------    ----------

NET INCOME (LOSS)                      $    4,544    $    2,263   $    3,661    $     (538)
                                       ==========    ==========   ==========    ==========

EARNINGS (LOSS) PER COMMON SHARE       $     0.26    $     0.13   $     0.21    $    (0.03)
                                       ==========    ==========   ==========    ==========

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                      17,336        17,192       17,272        17,191
                                       ==========    ==========   ==========    ==========


                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
               THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                         GUNDLE/SLT ENVIRONMENTAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                              SIX MONTHS ENDED
                                                                  JUNE 30,
                                                            --------------------

                                                              1996        1995
                                                            --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME (LOSS)                                         $  3,661    $   (538)
  ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO CASH
    PROVIDED BY (USED IN) OPERATING ACTIVITIES:
    DEPRECIATION                                               3,568       4,336
    AMORTIZATION                                                 545         471
    DEFERRED INCOME TAXES                                      1,905      (2,519)
    GAIN ON SALE OF ASSETS                                       (54)         (4)
    INCREASE (DECREASE) IN CASH DUE TO
      CHANGES IN ASSETS AND LIABILITIES:
      ACCOUNTS RECEIVABLE                                     10,031       4,068
      CONTRACTS IN PROGRESS                                   (1,034)     (3,270)
      INVENTORY                                               (5,509)     (9,321)
      PREPAID EXPENSES AND OTHER                              (1,353)        439
      ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                 2,342       1,805
      ADVANCE BILLINGS ON CONTRACTS IN PROGRESS                  833       1,271
      INCOME TAXES PAYABLE                                     2,571        (952)
                                                            --------    --------

      NET CASH PROVIDED (USED IN) BY OPERATING ACTIVITIES     17,506      (4,214)
                                                            --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  ADDITIONS TO PROPERTY, PLANT AND EQUIPMENT                  (1,255)     (3,619)
  PROCEEDS FROM SALE OF EQUIPMENT                                123         174
  PAYMENTS FOR ACQUISITION OF A BUSINESS
      NET OF CASH ACQUIRED                                    (4,774)          0
  ADVANCES TO AFFILIATES AND OTHER, NET                            0          13
                                                            --------    --------

      NET CASH USED IN INVESTING ACTIVITIES                   (5,906)     (3,432)
                                                            --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  ADDITIONS TO SHORT-TERM DEBT, NET                                0       7,785
  PROCEEDS FROM THE EXERCISE OF STOCK OPTIONS AND
    PURCHASES UNDER THE EMPLOYEE STOCK PURCHASE PLAN              22          38
  SUBSIDIES RECEIVED                                             439           0
  RETIREMENT OF LONG-TERM DEBT                                (5,180)     (1,221)
                                                            --------    --------

      NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES     (4,719)      6,602
                                                            --------    --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                         (507)      1,580
                                                            --------    --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                      6,374         536
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD          16,057       9,488
                                                            --------    --------

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD              $ 22,431    $ 10,024
                                                            ========    ========

CASH PAID FOR INTEREST                                      $  2,434    $  2,858
                                                            ========    ========

CASH PAID FOR INCOME TAXES                                  $    503    $  2,015
                                                            ========    ========

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
               THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                         GUNDLE/SLT ENVIRONMENTAL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1)  Basis of Presentation -

  General -

     The accompanying unaudited condensed consolidated financial statements have been prepared by the Registrant ("Gundle/SLT Environmental, Inc." or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of such financial statements for the periods indicated. Certain information relating to the Company's organization and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted in this Form 10-Q pursuant to Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission. However, the Company believes that the disclosures herein are adequate to make the information presented not misleading. The results for the three and six months ended June 30, 1996, are not necessarily indicative of future operating results. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

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

Reclassifications -

     The accompanying condensed consolidated financial statements for 1995 contain certain reclassifications to conform with the current year presentation.

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

     Combined and separate results of Gundle and SLT during the period preceding the merger were as follows (000's):


                       Six Months Ended June 30, 1995
                     ----------------------------------
                     Gundle         SLT        Combined
                     ------         ---        --------

Sales               $57,233       $53,408      $110,641
Net Income (Loss)   $  (876)      $   338      $   (538)

(3)  Nonrecurring Charges -

     As a result of the merger with SLT, the Company recorded nonrecurring charges of $3,504,000 in the first six months of 1995.

(4)  Inventory -

     Inventory is stated at the lower of cost or market. Cost, which includes material, labor and overhead, is determined by the weighted average cost method. Inventory consisted of the following (000's):

                             June 30,     December 31,
                               1996           1995
                             --------     -----------

Raw materials and supplies   $ 4,520        $ 3,893
Finished goods                21,495         15,957
                             -------        -------

                             $26,015        $19,850
                             =======        =======


(5)  Income Taxes -

     The Company's provision for income taxes is recorded at the statutory rates adjusted for any permanent differences. The tax benefit recorded in the first six months of 1995 was impacted by the nondeductibility of certain merger related expenses.

(6)  Acquisition -

     On April 30, 1996, the Company acquired SGS Geosystems, Ltd. (SGS), a UK geomembrane manufacturer, for $4,774,000 net cash plus the assumption of certain obligations of SGS in the amount of $600,000. The acquisition was accounted for as a purchase and, accordingly, the results of operations of SGS have been included in the consolidated results of operations of the Company from the date of acquisition. Pro forma financial information for SGS has not been presented as it is not significant to the overall consolidated operating results of the Company.

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

Quarter -

     For the three months ended June 30, 1996, sales were $60,625,000 compared with $68,106,000 for the same period last year. This 11% decrease in sales is the result of the decrease in the overall unit sales price which followed lower raw material costs. Unit sales volume was comparable with the prior year. Sales in the U.S. were down $4,389,000 while foreign sales were down nearly $3,100,000. The decrease in sales in the U.S. is largely attributable to a reduction in installation contract revenues as the start of many installation projects were delayed by the unusually long winter season. The reduction in foreign sales resulted from the delay of certain large projects in South America combined with lower sales in Asia partially offset by increased sales in Europe.

     Gross profit for the quarter was $16,123,000 which represents an increase of 17% from the prior year. This increase was driven by improved profitability of the Company's European operations, in particular Germany and the contribution from SGS. As a percentage of sales, gross profit increased from 20% to 27%. The improvement in gross profit percentage was generated by both the U.S. and European operations. These margin percentage improvements were the result of the Company benefiting from lower raw material costs and a reduced overall cost structure.

     Selling, general and administrative expenses were $7,037,000 compared with $7,413,000 in the second quarter of 1995. This decrease of $376,000 or 5% was driven by continued cost reductions in the U.S. of over $1,000,000 partially offset by increased expenses in the Company's German operations combined with the additional expenses of SGS.

     Nonrecurring charges of $1,910,000 in the second quarter of 1995 relate to the merger with SLT.

     Net interest expense fell $359,000 from last year due to lower interest rates on the debt restructured in conjunction with the merger, the decreased level of debt outstanding and the increase in invested cash balances.

     The quarterly provision for income taxes was $3,291,000 compared with $556,000 in the same period last year. The tax provision for both periods was recorded at the statutory rates adjusted for certain nondeductible expenses.

Year to Date -

     Sales for the six months ended June 30, 1996 were $87,732,000 compared with $110,641,000 last year. Overall unit sales volume was down 14% while pricing was 8% lower. Sales in the U.S. were down $12,774,000 versus the same period last year. This decrease relates to lower product pricing and delays in installation projects caused by the unusually long winter season which reduced installation contract revenue. Foreign sales were down $10,135,000, primarily in South America and Asia as European sales were up from year to year.

     Gross profit for the six months was $21,649,000 compared with $20,204,000 last year. This 7% increase was generated from the Company's European operations. As a percentage of sales, gross profit increased from 18% to 25%. The improvement in gross profit percentage was driven by lower raw material costs as well as reduced cost structures in the Company's U.S. and German operations.

     Selling, general and administrative expenses were $13,101,000 compared with $14,771,000 last year. This $1,670,000 or 11% reduction was driven by a decrease of $2,500,000 in the U.S., partially offset by increased expenses in the Company's European operations.

     Nonrecurring charges of $3,504,000 in 1995 relate to the merger with SLT.

     Net interest expense was $1,856,000 compared with $2,520,000 for the same period last year. The decrease in net interest expense is the result of lower interest rates on the debt restructured in conjunction with the merger, a reduced level of average debt outstanding and an increase in the average invested cash balance compared with last year.

     The provision for income taxes for the six months was $2,651,000 versus a benefit of $707,000 last year. Taxes in both periods were recorded at the statutory rates adjusted for certain nondeductible expenses.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1996, the Company had working capital of $76,788,000, including cash and temporary investments of $22,431,000. The Company's cash, inventory and receivable balances fluctuate from quarter to quarter due to the seasonality of sales. The Company's capital structure consists of $45,401,000 in long-term debt and $100,388,000 in stockholders' equity as of June 30, 1996.

     The Company has a $35,000,000 multi-currency revolving credit facility (the "Revolver") with NationsBank of Texas which matures on September 30, 2000. Under the terms of the revolving line of credit agreement, the Company is required to maintain certain financial ratios and a specific level of consolidated tangible net worth. At June 30, 1996, there was no balance outstanding on the Revolver.

However, letters of credit issued under this facility totaled $2,831,000, thereby reducing the balance available to $32,169,000. The letters of credit issued under this facility secure performance of installation projects and self-insurance programs.

     On April 30, 1996, the Company acquired SGS Geosystems, Ltd. (SGS), a UK geomembrane manufacturer, for $4,774,000 net cash plus the assumption of certain obligations of SGS in the amount of $600,000. On June 5, 1996, the Company signed a 50/50 joint venture agreement with Hyma Plastics/Hyma Foam, the major Egyptian supplier of plastic liner, bags and foam products. The venture, which will manufacture geomembrane products for the Egyptian market, will require an investment of approximately, $3,000,000. Also, during the quarter, the Company made a $5,000,000 principal payment on its 11.17% Notes.

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

     Pricing for the Company's products and services are principally driven by worldwide manufacturing capacity in the industry and raw material pricing. The Company's primary raw material occasionally is in short supply and is subject to substantial price fluctuation in response to market demand. Any increase in worldwide manufacturing capacity, interruption in raw material supply or abrupt raw material price increase could have an adverse effect upon the Company's operations. Additional raw material price increases have been announced by the Company's major suppliers for the third quarter of 1996. As a result, raw material prices for the second half of the year are expected to exceed the levels experienced in the first six months of 1996. Inflation has not had a significant impact on the Company's operations.

PART II - OTHER INFORMATION

ITEM 6 - Exhibits and reports on Form 8-K

(a)      11   -- Computation of earnings per share - see Note 1 to the Notes to
                 Condensed Consolidated Financial Statements

         27   -- Financial Data Schedule

(b)(1)   Current Report on Form 8-K dated May 13, 1996

   (2)   Current Report on Form 8-K/A-1 dated July 10, 1996

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       GUNDLE/SLT ENVIRONMENTAL, INC.




DATE  August 12, 1996                  BY   /S/ Roger J. Klatt
      ---------------                     ---------------------------

                                          ROGER J. KLATT,
                                          SENIOR VICE PRESIDENT &
                                          CHIEF FINANCIAL OFFICER


DATE  August 12, 1996                  BY   /S/ Keith E. St. Clair
      ---------------                     ---------------------------
                                          KEITH E. ST. CLAIR,
                                          CORPORATE CONTROLLER

                                EXHIBIT  INDEX


       27  --  Financial Data Schedule