Form 10-K405
period 1996-12-31
GUNDLE SLT ENVIRONMENTAL INC
filed 1997-03-10
CIK 805023

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K
(MARK ONE)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (281) 443-8564

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                          NAME OF EACH EXCHANGE ON
             TITLE OF EACH CLASS                              WHICH REGISTERED
             -------------------                          ------------------------
         COMMON STOCK, $.01 PAR VALUE                     NEW YORK STOCK EXCHANGE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                     NONE.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No  __ .

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $60,100,000 as of March 3, 1997. All share amounts included herein have been restated to reflect all previous stock splits.

     The number of shares outstanding of the issuer's common stock, $.01 par value, as of March 3, 1997 was 15,322,315 shares.

     The Registrant's proxy statement to be filed in connection with the Registrant's 1997 Annual Meeting of Stockholders is incorporated by reference into Part III of this report.
================================================================================

                          1996 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                     PART I

                                                                        PAGE
                                                                        ----
Item 1.   Business....................................................    1
Item 2.   Properties..................................................    8
Item 3.   Legal Proceedings...........................................    9
Item 4.   Submission of Matters to a Vote of Security Holders.........    9
                                  PART II
Item 5.   Market for the Registrant's Common Equity and Related
          Stockholder Matters.........................................    9
Item 6.   Selected Financial Data.....................................    9
Item 7.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition..........................   10
Item 8.   Consolidated Financial Statements and Supplementary Data....   13
Item 9.   Changes in and Disagreements With Accountants on Accounting
          and Financial Disclosure....................................   34
                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   34
Item 11.  Executive Compensation......................................   34
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   34
Item 13.  Certain Relationships and Related Transactions..............   34
                                  PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................   34

                                     PART I

ITEM 1. BUSINESS.

  Introduction

     Gundle/SLT Environmental, Inc. (the "Company") is the world leader in providing geosynthetic lining solutions, products and services to satisfy customers' needs for protecting the environment.

     The Company is a Delaware corporation formed in 1986. The Company's principal executive offices are located at 19103 Gundle Road, Houston, Texas 77073. The Company's telephone number is (281) 443-8564.

  Recent Developments

     On January 23, 1997, the Company purchased 2,071,656 shares of its common stock at a purchase price of $7.00 per share, or a total of $14,502,000. The transaction was funded with the Company's available cash balances. The shares purchased represented approximately 12% of the Company's outstanding common stock as of December 31, 1996.

  General

     The Company manufactures, sells and installs synthetic lining systems and products on a worldwide basis principally for the prevention of groundwater contamination from municipal and industrial sources, and for the containment of water and industrial liquids and solids. The Company markets its lining systems primarily to waste management, industrial and mining companies, municipalities and other governmental agencies that own or operate waste, material processing, water treatment or containment facilities, as well as to engineering firms and construction contractors that serve these industries. During the three year period ended December 31, 1996, the Company sold nearly 2 billion square feet of polyethylene membrane to customers in the United States and more than 70 other countries.

     The Company's four primary manufacturing facilities located in the Unites States, Germany and the United Kingdom, generate revenue from the direct sale of its products to customers, as well as from the installation of liner systems which incorporate the liners and other products manufactured by or distributed through the Company. On July 27, 1995, the Company merged with SLT Environmental, Inc. (SLT) thereby obtaining additional manufacturing facilities in Houston, Texas, and Rechlin, Germany. Other products include drainage nets, geotextiles, composites, geosynthetic clay products, vertical barrier walls, geogrids, and specialty concrete attachment products.

     The Company sells and installs its products through its worldwide distribution system consisting of its own sales and installation personnel, as well as a worldwide dealer and distributor network.

     Synthetic lining systems installed by the Company or its independent installers are designed by its customers or third party engineering firms to meet their particular containment requirements, ranging from a single lining to more complex systems consisting of several liners interlayered with drainage materials, geotextiles and geogrids. The principal components of the Company's lining systems are geomembranes manufactured through production processes developed by the Company, primarily utilizing polyethylene resins and certain chemical additives comprising a proprietary formula designed to withstand weathering and ultraviolet degradation for extended periods of time in an exposed environment. The Company's sheets are generally welded together on the customer's job site using a hot wedge or extrusion welding methods. The welded seams on lining systems installed by the Company are tested as part of its quality assurance program.

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

  Synthetic Liner Industry

     The Company manufactures flexible geomembrane liners ("FMLs") that compete directly in some cases with coated textiles and soils, as well as FMLs made from other resins. The principal types of FMLs presently available are: high density polyethylene ("HDPE") and other variations of polyethylene, such as very flexible polyethylene ("VFPE"), polyvinyl chloride ("PVC"), ethylene propylene diene terpolymer ("EPDM"), scrim-reinforced chlorosulphonated polyethylene ("Hypalon"), and polypropylene or combinations or variations of these synthetics. Polyethylene membranes have several physical advantages over PVC and other FMLs that include chemical resistance characteristics (e.g., their resistance to various acids, alkalis, aromatic solvents and oils), as well as certain strength characteristics (e.g., their relative impermeability, puncture resistance and tendency to stretch rather than tear in response to certain types of pressure). HDPE sheeting represents a major portion of the synthetic liner market, particularly for municipal solid waste and other environmentally critical applications. The Company believes the market for synthetic liners in general and polyethylene liners in particular continues to expand as engineers throughout the world become more familiar with the quality, utility and breadth of product options involving liners manufactured from HDPE, VFPE and combinations thereof.

     The Company believes that significant factors in the growth of the world market for FMLs include: laws and regulatory requirements relating to the storage of hazardous and nonhazardous substances (see "Regulatory Background"); increasing public concern for the environment and for protecting ground water; cost benefits of synthetic liners when compared to more traditional containments such as soil, concrete and steel; the inert, sanitary characteristic of polyethylene liners that makes them usable for potable water containment or conveyance and aquaculture ponds; and the increasing use of polyethylene liners in leach pads associated with large scale mining operations.

  Regulatory Background -- United States

     In the past two decades, substantial regulations have been enacted relating to the management, treatment, storage and disposal of waste materials. The Company believes that these regulations have enhanced the market for the Company's lining systems and helped establish the quality, utility and breadth of product options of HDPE and VFPE lining systems in general.

     The principal U.S. federal statute that has influenced the market for the Company's products is the Resource Conservation and Recovery Act of 1976 ("RCRA"). RCRA provides a comprehensive scheme for the regulation of waste facilities and the storage, treatment and disposal of wastes. The Environmental Protection Agency (the "EPA"), which is charged with implementing, administering and enforcing RCRA, has adopted regulations under RCRA governing the management and disposal of wastes, including standards for storage areas, incinerators and landfills.

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

     Subtitle D regulations are generally enforced at the state level as a majority of states have created their own regulations which meet or exceed the federal guidelines. EPA approved state programs can permit facilities using alternatives to the federally specified criteria, but alternative liner designs must be proven to be as effective as the minimum design standard. The Subtitle D regulations specify use of a composite liner system consisting of highly impermeable clay plus a geomembrane. The geomembrane must be at least 30 mils (one mil equals 1/1000 of an inch) thick. HDPE liners have been installed in landfills in every state.

The Company believes that a broad range of factors favor use of HDPE geomembranes in landfills, including material properties, extensive experience and history.

     The Hazardous and Solid Waste Amendments of 1984 (the "1984 Amendments") require that all new hazardous waste landfills use approved lining systems composed of two or more liners with leachate collection and drainage systems above and between each liner (a "Double Liner System"). The 1984 Amendments also require the use of a Double Liner System for all surface impoundments or ponds used in the containment of certain hazardous liquids. The welds joining individual sections of synthetic lining systems must also be tested in compliance with EPA procedures. The Company believes that, of the lining systems for hazardous waste landfill sites that have received EPA approval under RCRA since 1984, HDPE lining systems have been the most widely used.

     The Comprehensive Environmental Response, Compensation and Liability Act of 1980 (commonly known as "CERCLA" or the "Superfund" legislation), was enacted in response to the dangers of uncontrolled hazardous waste sites. The Superfund legislation authorizes the EPA to compel owners and operators to clean up hazardous waste sites and, if they fail to do so, authorizes the EPA to perform the cleanup work, using funds appropriated for that purpose by Congress, and thereafter to pursue owners or operators for reimbursement.

     In 1994, the EPA published its presumptive remedy for use at MSW landfills for preventing ground water and soil contamination, which accounted for 230 identified Superfund sites. The presumptive remedy includes use of a liner cap over the area and containment of subterranean hazardous waste plumes. The Company believes its products directly address this application.

     EPA published regulations and some state regulations also require that gypsum waste, a by-product of phosphate mining, be stored in lined facilities. In addition, all states have enacted statutes and issued regulations regulating the handling and storage of hazardous substances, specifically petroleum products and other chemicals contained in tanks or lagoons. The Company's products directly address these applications.

  Regulatory Background -- Foreign

     Similar laws and regulatory requirements exist in other countries throughout the world, particularly in the European Community, Japan, and Central and South America as projects that involve intensive water use or which can have impacts on groundwater quality are developed. These activities include agricultural irrigation, livestock feedlots, dairy facilities, aquaculture facilities, and industrial and public stormwater runoff containment areas, canals, mining and tunnels.

  Products and Services

     The Company produces a variety of FML products that are used in lining systems. The Company's principal product is a smooth finished HDPE sheet. The sale and installation of HDPE smooth sheeting accounted for approximately 65%, 55% and 52% of the Company's sales in 1996, 1995 and 1994, respectively. The Company manufactures HDPE sheet in thicknesses from 20 to 240 mil in varying seamless widths up to 34.5 feet. Sheet width and consequently the number of seams required for installation is critical. Seaming represents the major technical difficulty for liner installation. A greater number of seams requires more technical labor and more testing. The Company also manufactures and sells textured HDPE sheet for use on sloping terrain, or where a high friction interface is required.

     The Company manufactures sheeting using low density resins. The Company markets these products as a very flexible polyethylene ("VFPE") membrane with chemical compatibility and temperature tolerance characteristics superior to PVC and other FML products. Applications include landfill caps, mining heap leach pads, and floating covers.

     The Company utilizes its co-extrusion capability to produce sheets with layers consisting of different materials. When co-extruded, these layers become molecularly integrated such that they cannot delaminate. The Company has been awarded a patent for its white-surfaced sheet. By reflecting radiant heat, the white surfaced sheet reduces the expansion/contraction (wrinkling/bridging) of the liner during installation and protects subgrade soils from desiccation. Under identical exposure conditions, white-surfaced sheets have recorded temperatures as much as 50% lower than standard black geomembranes. In addition, white-surfaced sheets greatly improve installation damage detection and quality by revealing scoring and abrasion as black marks exposed against the white surface. The Company also manufactures this product with a textured surface.

     A patent has been awarded for the Company's electrically conductive sheet product which incorporates a proprietary conductive layer and allows for 100% electric spark testing of the installed liner. Unlike traditional electric leak detection surveys, the Company's conductive sheet spark testing does not require flooding of the containment system with water, which can be expensive and time consuming.

     The Company manufactures a high density polyethylene drainage net, consisting of two sets of HDPE strands intertwined to form a net along which fluid may be conveyed for drainage. The Company bonds geotextiles to one or both sides of the drainage net which allows one-step installation of drainage media for primary leachate collection where soil is placed directly on top of the drainage layer.

     The Company, under non-exclusive agreements, markets and installs other third party products such as high-flow net, geogrids, piping and geotextiles.

     The Company operates four primary geomembrane manufacturing facilities: two in Houston, Texas, one in Rechlin, Germany, and one in Soham, England. The Company utilizes two different extrusion manufacturing technologies for its primary sheeting products: flat cast and round die film. The Company operates a total of twelve continuous flow extrusion lines, 10 for sheeting products and two for its drainage net products. Raw materials are delivered by railcar or truck, and pneumatically transported into storage silos or directly to a production line where it is extruded into sheet or net. Material handling equipment moves the rolls of finished product to a storage yard prior to inspection and final shipment to the customer. The Company's production facilities normally operate on a 24 hour per day basis, seven days a week, throughout the year.

     The Company's joint venture in Egypt utilizes a flat cast continuous flow extrusion line for producing sheet. It manufacturers smooth FML products in thicknesses from 20 mil to 120 mil.

     The Company often provides its customers with completely installed and tested lining systems. The Company employs trained technicians and supervisors who travel to customer jobsites and install the lining materials. It also offers installation services on a worldwide basis through a network of trained distributors and subcontractors. In many applications, the Company furnishes a technical supervisor to monitor and provide quality assurance technical advice during the installation process. The sheets are joined in the field using hot wedge or extrusion welders. The hot wedge welder operates by propelling itself along the sheets that are to be joined and draws a hot metal wedge between them. The heated sheets are then fed between pressure rollers, creating a dual track seam. The extrusion welder operates by extruding heated resin through the dual head of the welder, and integrating such material with the resin of the sheets that are to be joined. Both the hot wedge and the extrusion weld result in a homogeneous bond between the sheets, thereby offering the same chemical resistance as the sheet. Because of the homogeneous bond created with the sheet, the Company believes its welding methods are superior to other methods such as gluing.

     The Company also manufactures and sells a geosynthetic clay liner (GCL), that combines the Company's various sheet products with highly expansive sodium bentonite clay. The benefit of the clay layer is that its high swelling capacity seals small punctures accidently made in an overlaying FML. In addition, the Company manufactures its Studliner product at its Rechlin, Germany, facility, which is used in tunnels and foundations for concrete protection.

     In addition, the Company conducts its own laboratory and onsite testing of its installations. The laboratory tests monitor the quality of incoming raw materials and perform all routine tests on the finished product required by the customer's specification. The Company tests the strength and adequacy of the welds on the liners it installs by some combination of the following methods: cutting samples from the liners and destructively testing the weld seam; pressure testing an air channel created in the length of the weld during hot wedge welding; performing vacuum testing for the airtightness of the extrusion weld seam, and electric spark testing of its conductive sheet product. The Company considers the testing of its products and the maintenance of high quality standards essential to the successful operation of its business.

     The Company's research and development efforts focus on the development of new products, new quality control procedures, and new or more efficient manufacturing and installation techniques. Concepts are generated by the Company's internal research efforts, as well as through contacts with potential customers and professionals in the field. The Company's research and development and quality control expenditures during 1996, 1995 and 1994 were $1,675,000, $1,705,000 and $2,191,000, respectively.

  Raw Materials

     The principal raw materials used by the Company are various high grade polyethylene resins. The Company conducts initial screening tests of the resins upon delivery as part of its quality control program. Each of the Company's manufacturing units purchase polyethylene resins from two primary suppliers. The Company uses different types of polyethylene resins utilizing proprietary formulations of stabilizers and antioxidants to manufacture various products.

     Polyethylene resins are occasionally in short supply and are subject to substantial price fluctuation in response to market demand. The Company has not encountered any significant difficulty to date in obtaining raw materials in sufficient quantities to support its worldwide operations at current or expected near-term future levels. But, any significant interruption in raw material supplies or abrupt increases in raw material prices could have an adverse effect upon the Company's operations. The Company has ongoing programs of working with its suppliers to insure quality, supply and new product development.

  Applications

     The following table sets forth the principal applications of the Company's lining systems, and the dollar amounts (in thousands) and percentages of net sales for each application for the past three years. See Note 21 to Consolidated Financial Statements for geographic financial information.

                          SALES BY MARKET APPLICATION

                                                    YEAR ENDED DECEMBER 31,
                                    --------------------------------------------------------
                                      1996       %        1995       %        1994       %
                                    --------    ----    --------    ----    --------    ----
Solid Waste Containment...........  $121,624     58%    $148,738     60%    $133,290     60%
Mining............................    32,729     16%      40,680     16%      16,884      8%
Hazardous Waste Containment.......     6,003      3%       4,282      2%      10,138      4%
Liquid Containment................    19,980      9%      22,067      9%      34,115     15%
Other Applications................    29,036     14%      32,296     13%      28,901     13%
                                    --------    ----    --------    ----    --------    ----
Total Net Sales...................  $209,372    100%    $248,063    100%    $223,328    100%
                                    ========    ====    ========    ====    ========    ====

     Solid Waste Containment. Solid waste containment applications for synthetic liners include the lining of new landfill sites, or new cells within existing landfill sites, to be used for the disposal or storage of non-hazardous waste.

     Synthetic liners are used to cover or "cap" unlined landfill sites to prevent rainwater from creating excessive leachate that may seep into the underlying groundwater, and to cap lined landfill cells to meet federal and state guidelines. Synthetic liner covers also are used in the systems to collect methane gas that is naturally produced as waste decays for use as fuel or to meet regulatory requirements.

     Mining. Synthetic liners are employed for various purposes in the mining industry. Liners are used for the containment of chemicals used in the mining of gold, silver, copper and phosphate. These minerals are dissolved or "leached" from the ore by chemical solutions that are circulated through ore-bearing crushed rock deposited on top of a liner pad. The synthetic liner acts as a collection and drainage system for the mineral-bearing solution. Demand for synthetic liners for the mining industry is a direct result of the introduction of leaching processes in gold, silver and copper mines. Leaching is a lower cost recovery technique, as compared with traditional, capital-intensive mining techniques for the separation of minerals from ore, and also permits the extraction of minerals from low-grade ore that previously were not processed. Synthetic liners are also used in various mining applications to contain the spent ore, or tailings, and for containment of the various chemical solutions after the leaching process. Gypsum, a byproduct of the phosphate mining industry, is regulated to require containment systems, as it becomes acidic during the mining process. The Company believes the gypsum market represents an important segment of the overall mining application market.

     Hazardous Waste Containment. Synthetic liners are used for containment of both solid and liquid hazardous waste. The Hazardous and Solid Waste Amendments of 1984 mandate the use of synthetic lining systems at all new hazardous waste landfill sites and at all new ponds containing certain hazardous liquids.

     Liquid Containment. Applications such as aquaculture ponds, wastewater ponds for municipal sewage treatment, industrial process liquid containment, stormwater runoff containment, potable water reservoirs, irrigation canals, erosion control along banks, and decorative ponds often require the use of liners to contain liquids or protect concrete.

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

  Marketing and Sales

     The Company conducts a worldwide direct sales effort focused on engineers, general contractors, facility owners and government officials who are responsible for designing projects and awarding construction contracts involving the installation of synthetic lining systems. It has sales personnel located in the United States, France, Germany, the United Kingdom, Spain, the Netherlands, Indonesia, Singapore and Australia. The Company also sells material to a select group of domestic installation companies and through a network of independent commercial agents and distributors throughout the world.

     The Company advertises in specialized trade publications and by direct mail to its customers and potential customers, and participates in trade conventions and conducts industry seminars domestically and abroad. The Company also gives presentations to government administrators regarding the available technology for the containment of waste materials and the advantages offered by the Company's products.

     In the United States, the Company sells liners generally through construction contracts awarded on the basis of a competitive bidding process or directly to independent installers. When the Company makes sales pursuant to construction contracts, the customer's bid proposal specifies the design and performance criteria for the lining system to be constructed. If the Company is awarded the contract, the remainder of the contractual terms are negotiated with the customer, or with the customer's general contractor. The contract price covers the cost of manufacturing the lining material, other third party products and the labor and other costs involved in installation, welding and testing. The Company also may indemnify the site owner or general contractor for certain damages resulting from the negligence of the Company's employees. The Company often is required to post bid and performance bonds covering the full amount of an installation contract. In most contracts, the Company provides the customer with specified limited warranties as to material quality and workmanship. These limited warranties may last for up to 20 years, but are generally limited to repair or replacement by the Company of the defective liner or installation up to the dollar amount of the contract involved, and are prorated over the life of the warranty.

     The Company's foreign manufacturing subsidiaries generally sell liners to independent installers on the basis of a competitive bidding process. In some foreign contracts, the Company provides the customer with specified limited warranties as to material quality. Some of the Company's foreign subsidiaries also sell through construction contracts.

     In 1996, 1995 and 1994, respectfully, 54%, 51% and 61% of the Company's net sales were to customers in the United States.

     During 1996, 1995 and 1994, no single customer accounted for 10% or more of the Company's net sales. The Company believes that the loss of any one customer would not have a material adverse effect on the Company's financial position or results of operations.

  Product Liability and Insurance

     Although the Company is not exposed to the type of potential liability that might arise from being in the business of handling, transporting or storing hazardous wastes or materials, the Company could be susceptible to liability for environmental damage or personal injury resulting from defects in the Company's products or negligence by Company employees in the installation of its lining systems. Such liability could be substantial because of the potential that hazardous or other waste materials might leak out of their containment system into the environment. The Company maintains liability insurance, which includes pollution coverage in amounts which it believes to be prudent. However, there is no assurance that this coverage will remain available to the Company. The Company has experienced no material losses from defects in products and installations. However, the Company's claims experience to date may not be a meaningful measure of its potential exposure for product liability.

  Backlog

     The backlog of unfilled orders at December 31, 1996, was $57.2 million compared with $51.7 million at December 31, 1995. It is anticipated that, subject to weather and other construction-related delays, the majority of the value of construction contracts and customer purchase orders included in backlog at December 31, 1996, will be completed or filled prior to December 31, 1997. Contracts and commitments for products and services are occasionally varied, modified or canceled by mutual consent.

  Seasonality and Other Business Conditions

     The Company's operations are subject to seasonal fluctuation, with the greatest volume of product deliveries and installations typically occurring during the summer and fall. In addition, scheduled deliveries are often subject to delay at the customers' request to correspond with customers' annual budgetary and permitting cycles. With the Company's manufacturing facilities in the United States, Germany, England and Egypt, the Company is attempting to mitigate the seasonal fluctuation on its delivery and installation schedules. See Supplementary Data.

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

  Employees

     As of December 31, 1996, the Company had 843 employees, of whom 607 were employed in the United States and 236 in foreign locations. During peak construction periods in the summer and fall months, the Company's workforce increases. During the winter months, the Company's workforce is maintained at levels somewhat below the peak staffing levels experienced during the summer and fall months. Some of the Company's full-time employees in foreign locations are unionized; however, the Company has never experienced a strike or walkout. The Company believes its employee relations are satisfactory.

  Patents and Proprietary Information

     The Company has been awarded patents for the "GSE White(TM)," "GSE Conductive(TM)" and "GSE CurtainWall(R)" products as well as the "FrictionFlex(R)" texturing process. The Company has other patents and pending applications. The Company's manufacturing, welding and testing processes also involve proprietary information and know-how. See "Products and Services." The Company has registered its new trademark and logo ("GSE") with the U.S. Office of Patent and Trademark and is in the process of registering this new trademark in select foreign countries.

ITEM 2. PROPERTIES.

  United States

     The Company's corporate headquarters and one of its manufacturing facilities are situated on a 21.5-acre tract of Company-owned land located in an industrial park in north Houston. This location has 31,400 square feet of office space in two buildings, housing executive, administrative, marketing and accounting personnel. The manufacturing plant is a 67,000 square foot building that contains seven continuous flow liner extrusion lines. This manufacturing facility also houses one continuous flow drainage net extruder. In addition, fabrication services and equipment are housed in a 12,000 square foot facility located on the premises.

     A second manufacturing facility in Houston occupies 16.9 acres with 3,300 square feet of office space and 83,000 square feet of manufacturing facilities. This location operates a continuous flow geomembrane extrusion line on this site, as well as geonet, geocomposite and texturing lines.

     The Company also has a manufacturing facility located in Spearfish, South Dakota, that manufactures the Company's GCL. This 16,000 square foot facility contains one production line.

  Germany

     The administrative offices of GSE Lining Technology GmbH, the Company's German subsidiary, are located in Hamburg, Germany. The manufacturing facility, located in Rechlin, Germany, on 8.2 acres, supplies polyethylene sheet to customers in Europe. The Company operates a continuous flow geomembrane extrusion line and two texturing lines on this site.

  United Kingdom

     The administrative offices of SGS Geosystems Limited (SGS) and GSE Lining Technology Ltd., two of the Company's United Kingdom subsidiaries, are located on a .75 acre leased site in Soham, England. This location has 2,433 square feet of office space and 10,652 square feet of manufacturing facilities. SGS operates a continuous flow geomembrane extrusion line on this site.

  Egypt

     The Company owns a 50% interest in two joint ventures, Hyma/GSE Manufacturing Co. (Hyma/GSE) and Hyma/GSE Lining Technology Co., a manufacturing company and a trading company, respectively. The administrative offices for these ventures are in a small leased facility in Cairo. Hyma/GSE's manufacturing facilities are located on a 1.1 acre leased site located outside of Cairo. Located on this site are two buildings totaling 34,262 square feet that house the manufacturing equipment. A single continuous flow geomembrane extrusion line is operated on this site.

  Other

     The Company also maintains installation and sales offices in leased premises located in the United Kingdom, Singapore, Indonesia, and Australia.

ITEM 3. LEGAL PROCEEDINGS.

     For information concerning various legal proceedings involving the Company, see Note 16 to the Consolidated Financial Statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

     The common stock of the Company trades on the New York Stock Exchange
(NYSE) under the symbol GSE. The following table shows the range of high and low sale prices for the common stock on the American Stock Exchange through December 18, 1996, and on the NYSE thereafter for the periods indicated.

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                            1996             1995
                                                        ------------     ------------
                                                        HIGH     LOW     HIGH     LOW
                                                        ----     ---     ----     ---
First Quarter.........................................   $61/8   $51/4    $6      $415/16
Second Quarter........................................    71/2    51/4     79/16   51/8
Third Quarter.........................................    67/8    51/2     85/8    65/8
Fourth Quarter........................................    77/16   55/16    79/16   51/4

     The approximate number of record holders of the Company's common stock at March 3, 1997, was 420. Management estimates that the aggregate number of beneficial holders exceeds 4,000.

ITEM 6. SELECTED FINANCIAL DATA.
       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                    YEAR ENDED DECEMBER 31,
                                      ----------------------------------------------------
                                        1996       1995       1994       1993       1992
                                      --------   --------   --------   --------   --------
INCOME STATEMENT DATA:
  Net sales.........................  $209,372   $248,063   $223,328   $185,805   $193,212
  Gross profit......................    49,871     47,690     46,572     34,120     41,932
  Nonrecurring charges..............        --     15,270         --         --         --
  Operating income..................    22,562      3,727     14,805      5,349     12,772
  Interest expense, net.............     3,230      5,350      4,521      4,710      4,384
  Income (loss) before income
     taxes..........................    20,080     (1,296)    10,775        425      8,091
  Net income (loss).................    11,646     (2,231)     7,545      1,874      5,097
  Earnings (loss) per common
     share..........................       .67       (.13)       .44        .11        .29
BALANCE SHEET DATA:
  Working capital...................  $ 86,585   $ 79,546   $ 61,680   $ 43,384   $ 50,351
  Total assets......................   204,046    196,021    211,182    177,753    174,041
  Total debt........................    49,740     55,573     60,834     57,981     54,721
  Stockholders' equity..............   109,513     97,550     98,478     81,925     81,349

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

RESULTS OF OPERATIONS

  General

     On July 27, 1995, the Company merged (the Merger) with SLT Environmental, Inc. (SLT). SLT manufactured and installed synthetic lining systems and operated manufacturing facilities in Rechlin, Germany and Houston, Texas. The stockholder of SLT received 7,000,000 shares of the Company's common stock for all issued and outstanding shares of SLT common stock. The Merger was accounted for as a pooling of interests. Accordingly, the Company's financial statements have been restated to include the results of SLT for all periods presented prior to 1996.

  Year Ended December 31, 1996, Versus Year Ended December 31, 1995

     The Company's net sales decreased $38,691,000 or 16% in 1996 compared with 1995. This decrease was driven by lower prices as unit sales volume was the same year to year. Sales price follows raw material cost, which was down considerably during the first half of 1996. Geographically, unit sales volumes were up slightly in North America and up over 7% in Europe. These increases were offset by lower unit sales in Latin and South America and the Middle East/Africa.

     Gross profit increased $2,181,000 or 5% despite the lower sales level. The improvement in gross profit was generated by the Company's North American and European operations. The increase in gross profit on lower sales volume was generated from a reduction in the Company's overall cost structure enhanced by the Merger in 1995. This margin improvement on lower sales increased gross profit margins from 19% in 1995 to 24% in 1996.

     Selling, general and administrative expenses declined $1,565,000 or 6% in 1996 compared with 1995. Expenses in the United States declined nearly $2,500,000 but this decrease was offset by increased expenses in Europe. The increase in expenses in Europe was due to the acquisition of SGS Geosystems Limited in 1996. Excluding this acquisition, expenses outside the U.S. were comparable with the prior year.

     Interest expense declined $1,141,000 or 19% from 1995 to 1996. This reduction was the result of a lower level of average debt outstanding during 1996 combined with lower interest rates due to the debt restructuring in conjunction with the Merger.

     Interest income increased to $1,585,000 in 1996 from $606,000 in 1995. This increase was the result of significantly higher levels of short term investments in 1996.

     Foreign exchange gains of $683,000 were recorded in 1996 compared with a foreign exchange loss of $120,000 in 1995. The majority of the gain was recorded in the Company's German operations and was driven by gains on receivables that were denominated in currencies other than the Deutsche Mark.

     Other income declined from $447,000 in 1995 to $65,000 in 1996. In 1995, approximately $500,000 of other income was recorded in connection with the receipt of development grant for the Company's investment in its German manufacturing facility.

     The Company's provision for income taxes was $8,434,000 in 1996 compared with $935,000 in 1995. The tax provision in both years was provided at the statutory rates adjusted for permanent differences. The 1995 provision, on a pretax loss of $1,296,000 was due to the nondeductibility of certain expenses, particularly merger and meals and entertainment expenses and goodwill amortization.

  Year Ended December 31, 1995 Versus Year Ended December 31, 1994

     The Company's net sales increased $24,735,000 or 11% in 1995 compared with 1994. This increase in sales was generated by increased prices, as unit sales volume fell slightly less than 6% from year to year. Overall pricing for the Company's products and services increased approximately 18% and was principally the result of the pass through of increased raw material costs in 1995. Sales and unit sales volume increased significantly in Europe and Latin and South America. These increases were partially offset by decreases in North America, the Far East/Pacific Rim and Middle East/Africa.

     Gross profit for the year increased $1,118,000 or 2% from 1994 to 1995. This increase is the result of increased sales for the year. The increase in gross profit was generated primarily from the Company's European operations. As a percentage of sales, gross profit decreased from 21% to 19%. The gross profit percentage from U.S. operations was down slightly from year to year, but fell nearly 3% in Europe as a result of the Company aggressively pricing its products and services to increase its market share.

     Selling, general and administrative expenses were reduced $3,121,000 to $27,785,000 during 1995. Expense in the U.S. were down $3,536,000, as a result of efficiencies gained from the Merger. Internationally, SG&A expenses were up slightly.

     As a result of the Merger and the planned disposal of SLT's old office and manufacturing facility, the Company recorded nonrecurring charges of $15,270,000. Of this amount, $10,070,000 related to a plan to reduce the overall cost structure of the Company's products and manufacturing operations. To accomplish the reduction in cost, the Company is standardizing its products, as well as streamlining its manufacturing processes. An analysis was completed during the year and the Company concluded that certain products, processes and manufacturing assets must be upgraded or eliminated. The resulting charge of $10,070,000 represented the Company's best estimate of the cost to standardize products and streamline the manufacturing process, including the writedown of certain assets. The Company discontinued operating its compounding facility and upgraded its geonet production lines. The capital cost associated with upgrading its geonet production capability was estimated to be $1,500,000. In addition, costs of $400,000 related to the consolidation of SLT's manufacturing facilities and closing its Conroe facility were recorded. Costs related to the merger with SLT were $4,800,000. These expenses represent the cost of combining the two companies, including severance expense, standardization of employee benefit plans, professional fees, office and equipment relocation and other related costs incurred in connection with the merger.

     Interest expense of $5,956,000 represents an increase of $763,000 from the prior year due to an increase in the average level of debt outstanding during the year.

     Other income declined from $679,000 in 1994 to $447,000 in 1995 due to gains recorded in 1994 on the sale of fully depreciated assets from the Company's abandoned manufacturing facility in Germany. In 1995, other income includes the receipt of a development grant of approximately $500,000 in connection with the Company's investment in its German manufacturing facility.

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

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1996, the Company had working capital of $86,585,000 of which $43,122,000 was cash and cash equivalents. The Company's cash, inventory and receivable balances fluctuate from quarter to quarter due to the seasonality of sales. The Company's capital structure consisted of $49,740,000 in debt and $109,513,000 in stockholders' equity at December 31, 1996.

     On January 23, 1997, the Company purchased 2,071,656 shares of its common stock at a price of $7 per share, or a total cost of $14,502,000. The transaction was funded with the Company's available cash.

     The Company has a $35,000,000 multi-currency revolving credit facility (the "Revolver") with NationsBank of Texas as agent bank. The Revolver as amended, matures on September 30, 1998, bears interest at the Company's option, at the bank's prime rate or LIBOR plus an applicable margin based on the ratio of funded debt to total capitalization. An annual commitment fee of up to 3/8% is payable on any unused portion of the facility. Under the terms of the revolving line of credit agreement, the Company is required to maintain certain financial ratios and a specific level of consolidated tangible net worth. At December 31, 1996, and March 3, 1997, there was no balance outstanding on the Revolver. However, letters of credit issued under this facility totaled $1,569,000 thereby reducing the balance available to $33,431,000 (see Note 8 of the Notes to Consolidated Financial Statements). The letters of credit issued under this facility secure performance of installation projects and self-insurance programs.

     On June 15, 1997, the Company is required to make a $5,000,000 principal payment on its 11.17% Notes. The Company believes that its cash balance, cash generated by operations and the balance available under the Revolver are adequate to meet these and any other foreseeable cash requirements during 1997.

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

     In connection with sales and installation projects outside of the United States, principally Europe and Australia, the Company may enter into sales or installation contracts that are denominated in currencies different than the subsidiary's functional currency. The Company recognizes that its international operations are subject to the risk of foreign currency fluctuations not present in domestic operations. Currency losses to date have not been material to the Company's operations as a whole.

     Pricing for the Company's products and services are principally driven by worldwide manufacturing capacity in the industry and raw material costs. The Company's primary raw material occasionally is in short supply and is subject to substantial price fluctuation in response to market demand. Any increase in worldwide manufacturing capacity, interruption in raw material supply or abrupt raw material price increase could have an adverse effect upon the Company's operations. Inflation has not had a significant impact on the Company's operations.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
Gundle/SLT Environmental, Inc.

     We have audited the accompanying consolidated balance sheets of Gundle/SLT Environmental, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gundle/SLT Environmental, Inc. and subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

ERNST & YOUNG LLP

Houston, Texas
January 31, 1997

                         GUNDLE/SLT ENVIRONMENTAL, INC.

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1996        1995
                                                              --------    --------
                           ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 43,122    $ 16,057
  Accounts receivable:
     Trade, net.............................................    51,384      66,061
     Other..................................................     2,122       1,953
  Contracts in progress.....................................     3,948      10,601
  Inventory.................................................    21,430      19,850
  Deferred income taxes.....................................     6,991       5,361
  Prepaid expenses and other................................     2,154       2,045
                                                              --------    --------
          Total current assets..............................   131,151     121,928
Property, plant and equipment, net..........................    40,282      43,940
Excess of purchase price over fair value of net assets
  acquired, net.............................................    29,858      27,916
Deferred income taxes.......................................        --         681
Other assets................................................     2,755       1,556
                                                              --------    --------
                                                              $204,046    $196,021
                                                              ========    ========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities..................  $ 33,138    $ 34,254
  Advance billings on contracts in progress.................       936         634
  Current portion of long-term debt.........................     5,648       5,426
  Income taxes payable......................................     2,976         206
  Deferred income taxes.....................................     1,868       1,862
                                                              --------    --------
          Total current liabilities.........................    44,566      42,382
Deferred income taxes.......................................     4,584       4,598
Long-term debt..............................................    44,092      50,147
Other liabilities...........................................     1,291       1,344
Stockholders' equity:
  Preferred stock, $1.00 par value, 1,000,000 shares
     authorized, no shares issued or outstanding............        --          --
  Common stock, $.01 par value, 30,000,000 shares
     authorized, 17,872,174 and 17,695,677 shares issued....       179         177
  Additional paid-in capital................................    69,405      68,270
  Retained earnings.........................................    41,800      30,154
  Unearned compensation.....................................    (1,204)         --
  Cumulative translation adjustment.........................     3,600       3,216
                                                              --------    --------
                                                               113,780     101,817
  Treasury stock at cost, 500,000 shares....................    (4,267)     (4,267)
                                                              --------    --------
     Total stockholders' equity.............................   109,513      97,550
                                                              --------    --------
                                                              $204,046    $196,021
                                                              ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                         GUNDLE/SLT ENVIRONMENTAL, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1996        1995        1994
                                                             --------    --------    --------
Net sales..................................................  $209,372    $248,063    $223,328
Cost of sales..............................................   159,501     200,373     176,756
                                                             --------    --------    --------
Gross profit...............................................    49,871      47,690      46,572
Selling, general and administrative expenses...............    26,220      27,785      30,906
Amortization of goodwill...................................     1,089         908         861
Nonrecurring charges.......................................        --      15,270          --
                                                             --------    --------    --------
Operating income...........................................    22,562       3,727      14,805
Other expenses:
  Interest expense.........................................     4,815       5,956       5,193
  Interest income..........................................    (1,585)       (606)       (672)
  Foreign exchange (gain) loss.............................      (683)        120         188
  Other, net...............................................       (65)       (447)       (679)
                                                             --------    --------    --------
Income (loss) before income taxes..........................    20,080      (1,296)     10,775
Provision for income taxes.................................     8,434         935       3,230
                                                             --------    --------    --------
Net income (loss)..........................................  $ 11,646    $ (2,231)   $  7,545
                                                             ========    ========    ========
Earnings(loss) per common share............................  $   0.67    $  (0.13)   $   0.44
                                                             ========    ========    ========
Weighted average common shares outstanding.................    17,314      17,193      17,182
                                                             ========    ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                         GUNDLE/SLT ENVIRONMENTAL, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                   PREFERRED STOCK    COMMON STOCK     ADDITIONAL                             CUMULATIVE
                                   ---------------   ---------------    PAID-IN     RETAINED     UNEARNED     TRANSLATION
                                   SHARES   AMOUNT   SHARES   AMOUNT    CAPITAL     EARNINGS   COMPENSATION   ADJUSTMENT
                                   ------   ------   ------   ------   ----------   --------   ------------   -----------
Balance at December 31, 1993.....      --      --    17,649    $177     $60,380     $24,840      $    --        $   489
  Exercise of stock options......      --      --        28      --          48          --           --             --
  Purchases under the Employee
    Stock Purchase Plan..........      --      --         8      --          57          --           --             --
  Capital Contributions..........                                         7,731          --           --             --
  Purchases of Treasury Stock....      --      --        --      --          --          --           --             --
  Cumulative translation
    adjustment...................      --      --        --      --          --          --           --          1,478
  Net income.....................      --      --        --      --          --       7,545           --             --
                                   ------   -----    ------    ----     -------     -------      -------        -------
Balance at December 31, 1994.....      --      --    17,685     177      68,216      32,385           --          1,967
  Exercise of stock options......      --      --         4      --          16          --           --             --
  Purchases under the Employee
    Stock Purchase Plan..........      --      --         7      --          38          --           --             --
  Cumulative translation
    adjustment...................      --      --        --      --          --          --           --          1,249
  Net loss.......................      --      --        --                  --      (2,231)          --             --
                                   ------   -----    ------    ----     -------     -------      -------        -------
Balance at December 31, 1995.....      --      --    17,696     177      68,270      30,154           --          3,216
  Exercise of stock options......      --      --        15      --          76          --           --             --
  Restricted stock grant.........      --      --       157       2       1,037          --       (1,204)            --
  Purchases under the Employee
    Stock Purchase Plan .........      --      --         4      --          22          --           --             --
  Cumulative translation
    adjustment...................      --      --        --      --          --          --           --            384
  Net income.....................      --      --        --      --          --      11,646           --             --
                                   ------   -----    ------    ----     -------     -------      -------        -------
Balance at December 31, 1996.....      --      --    17,872    $179     $69,405     $41,800      $(1,204)       $ 3,600
                                   ======   =====    ======    ====     =======     =======      =======        =======

                                    TREASURY STOCK
                                   ----------------
                                   SHARES   AMOUNT     TOTAL
                                   ------   -------   --------
Balance at December 31, 1993.....   457     $(3,961)  $ 81,925
  Exercise of stock options......    --          --         48
  Purchases under the Employee
    Stock Purchase Plan..........    --          --         57
  Capital Contributions..........    --          --      7,731
  Purchases of Treasury Stock....    43        (306)      (306)
  Cumulative translation
    adjustment...................    --          --      1,478
  Net income.....................    --          --      7,545
                                    ---     -------   --------
Balance at December 31, 1994.....   500      (4,267)    98,478
  Exercise of stock options......    --          --         16
  Purchases under the Employee
    Stock Purchase Plan..........    --          --         38
  Cumulative translation
    adjustment...................    --          --      1,249
  Net loss.......................    --          --     (2,231)
                                    ---     -------   --------
Balance at December 31, 1995.....   500      (4,267)    97,550
  Exercise of stock options......    --          --         76
  Restricted stock grant.........    --          --       (165)
  Purchases under the Employee
    Stock Purchase Plan .........    --          --         22
  Cumulative translation
    adjustment...................    --          --        384
  Net income.....................    --          --     11,646
                                    ---     -------   --------
Balance at December 31, 1996.....   500     $(4,267)  $109,513
                                    ===     =======   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                         GUNDLE/SLT ENVIRONMENTAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                               1996        1995        1994
                                                              -------    --------    --------
Cash flows from operating activities:
  Net income (loss).........................................  $11,646    $ (2,231)   $  7,545
  Adjustments to reconcile net income (loss) to cash
     provided by (used in) operating activities:
     Depreciation...........................................    8,012       8,123       8,262
     Amortization of goodwill...............................    1,089         908         861
     Amortization of debt issuance costs....................       52          40          32
     Amortization of unearned compensation..................      516          --          --
     Deferred income taxes..................................     (957)     (1,573)       (457)
     Gain on sale of assets.................................     (186)        (86)       (592)
     Write down of assets...................................       --       8,470          --
     Increase (decrease) in cash due to changes in assets
       and liabilities:
       Accounts receivable, net.............................   16,612      10,802     (25,131)
       Costs and estimated earnings in excess of billings on
          contracts in progress.............................    6,401      (1,200)     (4,068)
       Inventory............................................     (942)      2,222      (4,260)
       Prepaid expenses and other, net......................     (217)       (965)     (1,313)
       Accounts payable and accrued liabilities.............   (3,387)     (8,535)      8,852
       Advance billings on contracts in progress............      358         135        (160)
       Income taxes payable.................................    3,101      (1,914)      2,246
                                                              -------    --------    --------
          Net cash provided by (used in) operating
            activities......................................   42,098      14,196      (8,183)
                                                              -------    --------    --------
Cash flows from investing activities:
  Additions to property, plant and equipment................   (4,526)     (4,135)     (9,759)
  Proceeds from the sale of equipment.......................    1,173         860         670
  Payments for acquisition of a business, net of cash
     acquired...............................................   (4,774)         --        (880)
  Advances to affiliates and other, net.....................   (1,696)       (387)        821
                                                              -------    --------    --------
          Net cash used in investing activities.............   (9,823)     (3,662)     (9,148)
                                                              -------    --------    --------
Cash flows from financing activities:
  Payments on short-term debt, net..........................       --     (12,467)     (7,675)
  Proceeds from long-term debt..............................       --      25,000       7,712
  Repayments of long-term debt..............................   (6,242)    (17,692)         --
  Proceeds from the exercise of stock options and purchases
     under the employee stock purchase plan.................       98          54         105
  Capital contributions.....................................       --          --       7,761
  Repurchase of common stock................................       --          --        (306)
  Other.....................................................      467          --          --
                                                              -------    --------    --------
          Net cash provided by (used in) financing
            activities......................................   (5,677)     (5,105)      7,597
Effect of exchange rate changes on cash.....................      467       1,140        (368)
                                                              -------    --------    --------
Net increase (decrease) in cash and cash equivalents........   27,065       6,569     (10,102)
Cash and cash equivalents at beginning of year..............   16,057       9,488      19,590
                                                              -------    --------    --------
Cash and cash equivalents at end of year....................  $43,122    $ 16,057    $  9,488
                                                              =======    ========    ========
Cash paid for interest......................................  $ 4,697    $  4,856    $  5,188
                                                              =======    ========    ========
Cash paid for income taxes..................................  $ 6,631    $  5,184    $  1,334
                                                              =======    ========    ========

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

  Inventory --

     Inventory is stated at the lower of cost or market. Cost, which includes material, labor and overhead, is determined by the weighted average cost method, which approximates the first in first out cost method.

  Property, plant and equipment --

     Costs of additions and major improvements are capitalized, whereas maintenance and repairs which do not improve or extend the life of the asset are charged to expense as incurred. When items are retired or otherwise disposed of, income is charged or credited for the difference between net book value and proceeds realized thereon. Interest costs incurred in construction of assets are capitalized and depreciated over the useful life of the asset. Depreciation is computed using the straight-line method, based on the estimated useful lives of the assets. Total repairs and maintenance expense during 1996, 1995 and 1994 was $2,404,000, $2,650,000 and $2,632,000, respectively.

  Excess of purchase price over fair value of net assets acquired --

     The excess of the aggregate price paid by the Company in the acquisition of businesses, accounted for as a purchase, over the fair market value of the net assets acquired is amortized on a straight-line basis over periods not exceeding 40 years. The carrying value of the excess of purchase price over fair value of net assets acquired is reviewed if the facts and circumstances suggest that it may be impaired. If this review indicates that the carrying value will not be recoverable, as determined based on the undiscounted cash flows of the entity required over the remaining amortization period, it is reduced by the estimated shortfall of cash flows. As of December 31, 1996 and 1995, accumulated amortization was $9,984,000 and $8,895,000, respectively.

  Accounting for long-lived assets --

     In March 1995, the FASB issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also

                         GUNDLE/SLT ENVIRONMENTAL, INC.

addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted Statement 121 in the first quarter of 1996. The effect of adoption was not material.

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

  Warranty Costs --

     The Company's products are sold and installed with specified limited warranties as to material quality and workmanship and may extend up to 20 years. Provision for warranty costs are made based on the Company's claims experience. The reserve for these costs is included in the self-insurance reserve (see Note
7).

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

                         GUNDLE/SLT ENVIRONMENTAL, INC.

  Foreign exchange contracts --

     The Company enters into forward contracts and cross currency swaps in its management of foreign currency exposures. As a matter of policy, the Company does not speculate in financial markets and therefore, does not hold these contracts for trading purposes. The Company utilizes what it considers straightforward instruments to accomplish its objectives.

     The Company is using a cross currency principal and interest rate swap to effectively convert a portion of its U.S. dollar denominated debt into Deutsche Marks. The objective of this hedging strategy is the management of the foreign currency exchange risk associated with its net investment in Germany and is based on the projected foreign currency cash flows from Germany over the next nine years. The Company's investment in Germany and the foreign currency portion of its swap are adjusted each period to reflect current foreign exchange rates with the gains and losses recorded in the equity section of the balance sheet. The differential paid or received on the interest rate component is recognized as an adjustment to interest expense.

  Earnings per common share --

     Earnings per common share is based on the weighted average number of common shares and common share equivalents outstanding. Common share equivalents (outstanding options to purchase shares of common stock) are computed using the treasury stock method and were excluded from the earnings per share calculations as dilution was less than 3%.

  Stock options --

     The Company follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for stock options. See Note 10 for disclosures required by Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation".

  Use of estimates --

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  Supplier/sources of supply --

     The Company currently purchases its raw material (polyethylene resins) from at least two suppliers at each location. Polyethylene resins are occasionally in short supply and are subject to substantial price fluctuation in response to market demand. The Company has not encountered any significant difficulty to date in obtaining raw materials in sufficient quantities to support its operations at current or expected near-term future levels. However, any disruption in raw material supply or abrupt increases in raw material prices could have an adverse effect upon the Company's operations.

  Reclassifications --

     The accompanying consolidated financial statements for 1994 and 1995 contain certain reclassifications to conform with the presentation used in 1996.

                         GUNDLE/SLT ENVIRONMENTAL, INC.

(3) TRADE RECEIVABLES --

     Trade receivables consisted of the following at December 31:

                                                            1996       1995
                                                           -------    -------
                                                             (IN THOUSANDS)
Direct sales.............................................  $29,231    $30,100
Contracts:
  Completed..............................................   17,425     22,129
  In progress............................................    7,280     15,247
  Retainage..............................................    2,872      3,320
                                                           -------    -------
                                                           $56,808     70,796
Allowance for doubtful accounts..........................   (5,424)    (4,735)
                                                           -------    -------
                                                           $51,384    $66,061
                                                           =======    =======

(4) ACCOUNTING FOR INSTALLATION CONTRACTS --

     The following summarizes installation contracts in progress at December 31:

                                                            1996       1995
                                                           -------    -------
                                                             (IN THOUSANDS)
Costs incurred on contracts in progress..................  $64,576    $45,326
Estimated earnings, net of losses........................   12,271      7,611
                                                           -------    -------
                                                            76,847     52,937
  Less -- billings to date...............................   73,835     42,970
                                                           -------    -------
                                                           $ 3,012    $ 9,967
                                                           =======    =======
Included in the accompanying balance sheet under the
  following captions:
  Contracts in progress..................................  $ 3,948    $10,601
  Advance billings.......................................     (936)      (634)
                                                           -------    -------
                                                           $ 3,012    $ 9,967
                                                           =======    =======

(5) INVENTORY --

     Inventory consisted of the following at December 31:

                                                            1996       1995
                                                           -------    -------
                                                             (IN THOUSANDS)
Raw materials and supplies...............................  $ 5,084    $ 3,893
Finished goods...........................................   16,346     15,957
                                                           -------    -------
                                                           $21,430    $19,850
                                                           =======    =======

                         GUNDLE/SLT ENVIRONMENTAL, INC.

(6) PROPERTY, PLANT AND EQUIPMENT --

     Property, plant and equipment consisted of the following at December 31:

                                                           1996        1995
                                                         --------    --------
                                                            (IN THOUSANDS)
Land...................................................  $  3,001    $  2,708
Buildings and improvements.............................    14,013      14,027
Machinery and equipment................................    70,188      66,980
Furniture and fixtures.................................     1,638       1,706
                                                         --------    --------
                                                           88,840      85,421
Less -- accumulated depreciation.......................   (48,558)    (41,481)
                                                         --------    --------
                                                         $ 40,282    $ 43,940
                                                         ========    ========

(7) ACCOUNTS PAYABLE AND ACCRUED LIABILITIES --

     Accounts payable and accrued liabilities consisted of the following at December 31:

                                                            1996       1995
                                                           -------    -------
                                                             (IN THOUSANDS)
Trade accounts payable...................................  $12,534    $16,425
Self-insurance reserves..................................    3,775      3,097
Compensation and benefits................................    3,753      3,219
Accrued construction costs...............................    2,833      1,200
Taxes, other than income.................................      981      1,585
Other accrued liabilities................................    9,262      8,728
                                                           -------    -------
                                                           $33,138    $34,254
                                                           =======    =======

                         GUNDLE/SLT ENVIRONMENTAL, INC.

(8) LONG-TERM DEBT --

     Long-term debt consisted of the following at December 31:

                                                              1996      1995
                                                             -------   -------
                                                              (IN THOUSANDS)
Revolving line of credit payable to banks, interest due
  quarterly................................................  $    --   $    --
11.17% Notes due June 15, 2000, with required annual
  principal payments of $5,000,000 on June 15, interest
  payable quarterly at 11.17%..............................   20,000    25,000
7.34% Notes due August 1, 2005, with required annual
  principal payments of $5,000,000 beginning August 1,
  2001, interest payable semi-annually at 7.34%............   25,000    25,000
8% Promissory Note due December 31, 2004, with required
  annual principal and interest payments of $206,000 on
  December 31..............................................    1,172     1,287
Revenue bonds due April 15, 2000, with required annual
  principal payments of $90,000 through April 15, 1996 and
  $100,000 thereafter, interest payable semi-annually at
  7.75%, secured by property and plant.....................       --       490
Installment loans, denominated in Deutsche Marks, due
  September, 2002, with required semi-annual principal and
  interest payments, interest rates ranging from 7.5% to
  8.0%, secured by property and plant......................    3,069     3,796
Installment loan, denominated in British Pounds, due
  September 2, 1998, with required quarterly principal and
  interest payments, interest rate at 11%, secured by
  equipment................................................      499        --
                                                             -------   -------
                                                              49,740    55,573
Less -- current maturities.................................   (5,648)   (5,426)
                                                             -------   -------
                                                             $44,092   $50,147
                                                             =======   =======

     The Company entered into a $35,000,000 multi-currency revolving credit facility (the "Revolver") with NationsBank of Texas as agent, on July 27, 1995. The Revolver as amended, matures on September 30, 1998, bears interest at the Company's option, at the bank's prime rate or the reserve adjusted LIBOR plus an applicable margin based on the ratio of funded debt to total capitalization. An annual commitment fee of up to 3/8% is payable on any unused portion of the facility. Under the terms of the revolving line of credit agreement, the Company is required to maintain certain financial ratios and a specific level of consolidated tangible net worth. As of December 31, 1996, there was no balance outstanding under the Revolver. However, letters of credit issued under this facility totaled $1,569,000 reducing the balance available to $33,431,000. The letters of credit primarily secure performance of installation contracts and self-insurance programs.

     On July 27, 1995, the Company entered into note agreements (the "7.34% Notes") with two lenders, in the aggregate amount of $25,000,000 which mature on August 1, 2005. The 7.34% Notes, which are unsecured, require semiannual interest payments at a rate of 7.34% beginning February 1, 1996, and annual principal payments of $5,000,000 beginning August 1, 2001. The terms of the 7.34% Notes place various restrictions on the Company's ability to pay dividends or make certain other payments, incur additional debt, consolidate or merge into another corporation or sell assets unless certain other criteria are met. The 7.34% Notes also require the Company to maintain certain financial ratios and a specified level of consolidated net worth. The proceeds from the 7.34% Notes were used to retire outstanding indebtedness of SLT.

     The 11.17% Notes, which are unsecured, require quarterly interest payments at a rate of 11.17%, which began September 15, 1990, and annual principal payments of $5,000,000 began June 15, 1996. The terms of the 11.17% Notes are consistent with the terms of the 7.34% Notes.

                         GUNDLE/SLT ENVIRONMENTAL, INC.

     The 8% Promissory Note, which is unsecured, requires annual principal and interest payments of $206,000 ending December 31, 2004.

     Summarized below are the maturities of long-term debt of the Company during the next five years and thereafter (in thousands).

    YEAR
   ENDING
DECEMBER 31,
------------
   1997.................................................................  $ 5,648
   1998.................................................................    5,850
   1999.................................................................    5,642
   2000.................................................................    5,652
   2001.................................................................    5,663
   Thereafter...........................................................   21,285
                                                                          -------
                                                                          $49,740
                                                                          =======

(9) FINANCIAL INSTRUMENTS --

  Fair value of financial instruments --

     The Company's financial instruments consist primarily of cash and cash equivalent, trade receivables, trade payables, debt instruments and a cross currency swap (see "Derivative financial instrument" below). The book values of cash and cash equivalents, trade receivables and trade payables and floating-rate debt instruments are considered to be representative of their respective fair values. The Company had $49,740,000 and $55,573,000 of fixed-rate debt instruments at December 31, 1996 and 1995, with fair values of approximately $48,800,000 and $54,200,000, respectively. The fair value of long-term debt was estimated based on quoted market prices for these or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The difference between the fair value and the carrying value represents the theoretical net premium the Company would have to pay to retire all debt at such date.

  Derivative financial instrument --

     Effective October 18, 1996, the Company swapped $10,000,000 in long-term debt with an annual interest rate of 7.34% for 15,380,000 Deutsche Mark (DM) denominated long-term debt with an annual interest rate of 6.32%, effectively hedging a portion of its German net investment. The DM swap agreement requires the Company to re-exchange 3,076,000 DM for $2,000,000 each August 1 for the five-year period beginning August 1, 2001. The DM swap will be marked to market as the U.S. Dollar/DM exchange rate changes. These adjustments are included as a component of cumulative translation adjustment in stockholders' equity. Interest payments and receipts are semi-annual on February 1 and August 1. The DM interest payments are also subject to exchange rate fluctuations. The gains and losses resulting from these fluctuations are recognized in interest expense during the current period.

(10) STOCKHOLDERS' EQUITY --

     On June 1, 1992, the Company's board of directors adopted a stock repurchase plan under which the Company was authorized to repurchase up to 500,000 shares of its outstanding common stock in open market transactions depending on market conditions. As of December 31, 1996 and 1995, stockholders' equity included 500,000 treasury shares repurchased under the plan at an aggregate cost of $4,267,000.

                         GUNDLE/SLT ENVIRONMENTAL, INC.

     The Company's board of directors adopted a qualified employee stock purchase plan on October 16, 1991, effective January 1, 1992. The plan authorizes the issuance of up to 100,000 shares of common stock for purchase by participating employees at a 15% discount from the market price. As of December 31, 1996 and 1995, 24,539 and 20,217 shares, respectively, had been issued under this plan.

     In 1986, the Company's board of directors adopted an employee stock option plan (the "1986 Employee Plan"). This Plan, as amended, permitted up to 850,000 stock options to be granted. The plan permitted the grant of both "incentive" and "non-qualified" stock options to employees of the Company. Each option is exercisable for a period of up to ten years after it is granted. Unless the terms of the option specify otherwise, options may be exercised in respect of 33 1/3%, 66 2/3% and 100% of the shares covered, upon the third, fourth and fifth anniversaries of the date of grant. The option price cannot be less than the fair market value of the shares on the date the option is granted. Any options that were available for grant under this plan as of December 1995, are now a part of the 1995 Incentive Stock Plan.

     During 1988, the Company's board of directors adopted a stock option plan (the "1988 Director Plan"), which permits the grant of up to 75,000 "non-qualified" stock options to non-employee directors. The terms of this plan are substantially the same as those of the 1986 Employee Plan. This Plan was terminated in December 1995 and subsequently replaced by the 1996 Non-Qualified Stock Option Plan for Non-Employee Directors.

     In 1995, the Company's board of directors adopted the 1995 Incentive Stock Plan (the "1995 Employee Plan"). The 1995 Employee Plan as subsequently amended and restated, permits the grant of up to 1,750,000 stock options less any options exercised or outstanding under the 1986 Employee Plan. The 1995 Employee Plan provides for the grant of (i) non-qualified stock options, (ii) incentive stock options, (iii) shares of restricted stock, (iv) shares of phantom stock, and (v) stock bonuses (collectively, "Incentive Awards"). In addition, the 1995 Employee Plan permits the grant of cash bonuses payable when a participant is required to recognize income for federal income tax purposes in connection with the vesting of shares of restricted stock or the grant of a stock bonus. Key employees, including officers (whether or not they are directors), of the Company and its subsidiaries are eligible to participate in the 1995 Employee Plan. Each non-qualified stock option issued under the 1995 Employee Plan is granted for a period up to seven years after it is granted and may be exercised in respect of 50% and 100% of the shares covered upon the first and second anniversaries of the date of grant. The option price cannot be less than the fair market value of the shares on the date the option is granted.

     During 1996, the board of directors granted 156,800 shares of restricted stock to senior management under the 1995 Employee Plan. One-third of the shares are subject to annual vesting provided specific financial performance measurements are met by the Company. This plan also provides for cash bonuses to be paid to grantees to cover federal income taxes and requires that the grantee be employed at the end of the three year vesting period in order to receive the shares.

     During 1996, the Company's board of directors adopted the 1996 Non-Qualified Stock Option Plan for Non-Employee Directors (the "1996 Director Plan"). The 1996 Director Plan authorizes an aggregate of 100,000 shares to be issued pursuant to non-qualified stock options to non-employee directors. The 1996 Director Plan provides for the automatic annual grant to each non-employee director of a five year option to purchase 2,000 shares of common stock at an exercise price equal to the market price on the date of grant. The options will be granted immediately following each annual meeting of stockholders, with each option to vest and become exercisable in its entirety one year from the date of grant. This Plan replaces the 1988 Director Plan.

                         GUNDLE/SLT ENVIRONMENTAL, INC.

     The stock option activity under each plan is set forth below:

                                              1986 EMPLOYEE PLAN          1988 DIRECTOR PLAN         1995 EMPLOYEE PLAN
                                          --------------------------   ------------------------   -------------------------
                                           SHARES                      SHARES                      SHARES
                                           UNDER      OPTION PRICE     UNDER     OPTION PRICE      UNDER      OPTION PRICE
                                           OPTION       PER SHARE      OPTION      PER SHARE       OPTION      PER SHARE
                                          --------   ---------------   ------   ---------------   --------   --------------
Outstanding at December 31, 1993........   443,355   $4.27 to $16.92   45,000   $8.25 to $16.17
 Granted................................   105,500   $5.25 to $7.38    5,000         $6.25
 Exercised..............................   (10,313)       $4.27
 Cancelled..............................   (88,159)  $7.63 to $15.63
                                          --------   ---------------   ------   ---------------   --------   --------------
Outstanding at December 31, 1994........   450,383   $4.27 to $16.92   50,000   $6.25 to $16.17
 Granted................................                               10,000        $7.00         289,700   $5.38 to $5.50
 Exercised..............................    (3,751)       $4.27
 Cancelled..............................   (75,085)  $7.63 to $15.63
                                          --------   ---------------   ------   ---------------   --------   --------------
Outstanding at December 31, 1995........   371,547   $4.27 to $16.92   60,000   $6.25 to $16.17    289,700   $5.38 to $5.50
 Granted................................                                                           291,800   $0.00 to $7.13
 Exercised..............................   (15,375)       $4.27                                   (156,800)  $0.00 to $0.00
 Cancelled..............................  (121,375)  $5.25 to $15.63                                (5,000)  $5.38 to $7.13
                                          --------   ---------------   ------   ---------------   --------   --------------
Outstanding at December 31, 1996........   234,797   $4.27 to $16.92   60,000   $6.25 to $16.17    419,700   $5.38 to $7.13
                                          ========   ===============   ======   ===============   ========   ==============
Options exercisable.....................   160,957   $4.27 to $16.92   43,332   $6.25 to $16.17    110,017   $5.38 to $7.13
                                          ========   ===============   ======   ===============   ========   ==============
Options available for future grants.....        --                        --                       810,264
                                          ========                     ======                     ========

                                            1996 DIRECTOR PLAN
                                          -----------------------
                                          SHARES
                                          UNDER     OPTION PRICE
                                          OPTION     PER SHARE
                                          ------   --------------
Outstanding at December 31, 1993........
 Granted................................
 Exercised..............................
 Cancelled..............................
                                          ------   --------------
Outstanding at December 31, 1994........
 Granted................................      0
 Exercised..............................
 Cancelled..............................
                                          ------   --------------
Outstanding at December 31, 1995........      0
 Granted................................  12,000   $6.50 to $7.00
 Exercised..............................
 Cancelled..............................
                                          ------   --------------
Outstanding at December 31, 1996........  12,000   $6.50 to $7.00
                                          ======   ==============
Options exercisable.....................      0    $6.50 to $7.00
                                          ======   ==============
Options available for future grants.....  88,000
                                          ======

     In 1993, pursuant to an employment agreement with an officer, the Company's board of directors granted the officer a non-qualified stock option to purchase 100,000 shares of the Company's common stock. The option price is equal to the fair market value of the shares on the date of the grant. This option is exercisable through April 1997. At December 31, 1996, 100,000 shares were exercisable under this agreement.

     The Company applies APB Opinion 25 and related Interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation expense has been recognized for its 1996 Director Plan and unrestricted stock options from the 1995 Employee Plan. The compensation expense that has been charged against income for its performance based restricted stock grant pursuant to the provisions of the 1995 Employee Plan were $516,000 and $0 for 1996 and 1995, respectively.

     Pro forma information regarding net income and earnings per share is required by FASB Statement No. 123, "Accounting for Stock-Based Compensation. Statement 123 also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1995 and 1996, respectively: risk-free interest rates of 6.5%, a dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of 44%; and a weighted-average expected life of the option of 5 to 10 years.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate in

                         GUNDLE/SLT ENVIRONMENTAL, INC.

management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for earnings per share information):

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                              ------------------
                                                               1996       1995
                                                              -------    -------
Net income (loss)
  As reported...............................................  $11,646    $(2,231)
  Pro forma.................................................   11,398     (2,347)
Earnings (loss) per share
  As reported...............................................      .67       (.13)
  Pro forma.................................................      .66       (.14)

     The estimated fair value of stock options issued in 1996 and 1995 was $545,000 and $1,008,000, respectively.

(11) INCOME TAXES --

     Domestic and foreign income (losses) before income taxes were as follows:

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                         1996       1995       1994
                                                        -------    -------    -------
                                                               (IN THOUSANDS)
Domestic..............................................  $18,113    $(2,124)   $13,910
Foreign...............................................    1,967        828     (3,135)
                                                        -------    -------    -------
          Total.......................................  $20,080    $(1,296)   $10,775
                                                        =======    =======    =======

     The provision (benefit) for income taxes consisted of the following:

                                                           YEAR ENDED DECEMBER 31,
                                                         ----------------------------
                                                          1996       1995       1994
                                                         -------    -------    ------
                                                                (IN THOUSANDS)
Current expense:
  U.S.
     Federal...........................................  $ 7,861    $ 2,109    $2,929
     State.............................................    1,501        386       395
                                                         -------    -------    ------
          Total U.S....................................    9,362      2,495     3,324
  Foreign..............................................       29         13       363
                                                         -------    -------    ------
          Total current................................    9,391      2,508     3,687
Deferred expense (benefit):
  U.S.
     Federal...........................................   (1,293)    (1,572)     (973)
     State.............................................     (357)      (530)        3
                                                         -------    -------    ------
          Total U.S....................................   (1,650)    (2,102)     (970)
  Foreign..............................................      693        529       513
                                                         -------    -------    ------
          Total deferred...............................     (957)    (1,573)     (457)
                                                         -------    -------    ------
                                                         $ 8,434    $   935    $3,230
                                                         =======    =======    ======

                         GUNDLE/SLT ENVIRONMENTAL, INC.

     A reconciliation between the provision for income taxes and income taxes computed by applying the statutory rate is as follows:

                                                     YEAR ENDED DECEMBER 31,
                                                    -------------------------
                                                     1996     1995      1994
                                                    ------    -----    ------
                                                         (IN THOUSANDS)
Tax provision (benefit) at statutory rate.........  $7,028    $(441)   $3,664
Add (deduct):
  Merger costs....................................      --      553        --
  Decrease in valuation allowance.................      --       --    (1,654)
  Amortization of goodwill........................     365      377       362
  Meals and entertainment disallowance............     329      440       413
  Foreign Sales Corporation benefit...............    (344)    (200)     (157)
  Taxable differential for foreign operations.....     312      144       141
  State income taxes..............................     744      (95)      222
  Other, net......................................      --      157       239
                                                    ------    -----    ------
                                                    $8,434    $ 935    $3,230
                                                    ======    =====    ======

     The tax effects of temporary differences that gave rise to the deferred tax assets and liabilities were as follows at December 31:

                                                              1996      1995
                                                             ------    ------
                                                              (IN THOUSANDS)
Deferred tax assets:
  Accrued expenses.........................................  $6,965    $5,353
  Net operating loss and other carryforwards...............     159       681
  Other....................................................      37        58
                                                             ------    ------
                                                             $7,161     6,092
                                                             ------    ------
Deferred tax liabilities:
  Excess of tax depreciation over book depreciation........   3,477     3,884
  Long-term contracts......................................   1,267     1,658
  Intangible assets........................................      82       115
  Other....................................................   1,796       853
                                                             ------    ------
                                                              6,622     6,510
                                                             ------    ------
     Total deferred tax asset (liabilities)................  $  539    $ (418)
                                                             ======    ======

     In 1995 the U.S. current tax provision for income taxes was net of approximately $601,000, of tax benefit due to the utilization of net operating loss carryforwards. In Germany the 1996 and 1995 current tax provisions for income taxes were net of approximately $607,000 and $324,000, respectively, of tax benefit due to utilization of net operating loss carryforwards.

     At December 31, 1996, the Company has $248,000 of net operating loss carryforward for German tax purposes, which does not expire. In the opinion of management, no valuation allowance on the deferred tax asset is necessary at December 31, 1996.

     Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $1,256,000 at December 31, 1996. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an

                         GUNDLE/SLT ENVIRONMENTAL, INC.

adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

(12) EMPLOYEE BENEFIT PLANS --

     The Company has a defined contribution employee benefit plan under which substantially all U.S. employees are eligible to participate. The Company contributed $380,000, $264,000 and $315,000 to the plan during the years ended December 31, 1996, 1995 and 1994, respectively. Under the terms of the plan, contributions to the plan may be discontinued at any time.

(13) PENSION PLAN --

     The Company's German subsidiary has an unfunded pension plan providing benefits to three present employees and three former employees. The plan provides fixed minimum pension payments at retirement age. There are no assets held in outside funds.

     The Company has adopted FAS 87, "Employers' Accounting for Pensions"; however, to the extent pension costs under German law exceed amounts computed under FAS 87, those additional amounts are recorded by the Company. Pension expense for the years ended December 31, 1996, 1995, and 1994 was $160,000, $94,000, and $70,000, respectively. The actuarial present value of accumulated benefits was $1,315,000 at December 31, 1996 and $1,291,000 at December 31, 1995. The projected benefit obligation for service rendered to date, net of unrecognized prior service cost, was $1,308,000 and $1,281,000 as of December 31, 1996 and 1995, respectively.

     The computation assumed a discount rate on benefit obligations of 7%, annual salary increase of 2% and annual benefit increase of 3%.

(14) SALES TO SIGNIFICANT CUSTOMERS --

     During 1996, 1995 and 1994, no single customer accounted for 10% or greater of total net sales.

(15) RESEARCH AND DEVELOPMENT COSTS --

     Research and development costs are charged to expense as incurred. The amounts of research and development and quality control expenditures during the years ended December 31, 1996, 1995 and 1994 were $1,675,000, $1,705,000, and
$2,191,000, respectively.

(16) COMMITMENTS AND CONTINGENCIES --

  Product warranties and insurance coverage --

     The Company's products are sold and installed with specified limited warranties as to material quality and workmanship. These limited warranties may last for up to 20 years, but are generally limited to repair or replacement by the Company of the defective liner or the dollar amount of the contract involved, amortized over a period of years. The Company may also indemnify the site owner or general contractor for other damages resulting from negligence of the Company's employees. The Company is occasionally required to post bid and performance bonds covering the full amount of an installation contract.

     Although the Company is not exposed to the type of potential liability that might arise from being in the business of handling, transporting or storing hazardous waste or materials, the Company could be susceptible to liability for environmental damage or personal injury resulting from defects in the Company's products or negligence by Company employees in the installation of its lining systems. Such liability could be substantial because of the potential that hazardous or other waste materials might leak out of their containment system

                         GUNDLE/SLT ENVIRONMENTAL, INC.

into the environment. The Company maintains liability insurance, which includes pollution coverage in the U.S. and Germany, in amounts which it believes to be prudent. However, there is no assurance that this coverage will remain available to the Company. While the Company's claims experience to date may not be a meaningful measure of its potential exposure for product liability, the Company has experienced no material losses from defects in products and installations.

  Litigation and claims --

     The Company is involved in litigation arising in the ordinary course of business, which in the opinion of management, will not have a material adverse effect on the Company's financial position or results of operations.

  Operating Leases --

     The Company leases certain equipment through operating lease arrangements of varying terms. Annual rental expense under the terms of non-cancellable operating leases is less than 1% of consolidated revenues.

(17) ACQUISITION OF SGS GEOSYSTEMS, LTD. --

     On April 30, 1996, the Company acquired SGS Geosystems, Ltd. (SGS), a UK geomembrane manufacturer, for $4,774,000 net cash plus the assumption of certain obligations of SGS in the amount of $600,000. The acquisition was accounted for as a purchase and, accordingly, the results of operations of SGS have been included in the consolidated results of operations of the Company from the date of acquisition. The excess of purchase price over fair value of net assets acquired associated with this transaction was $2,796,000. Pro forma financial information for SGS has not been presented as it is not material to the overall consolidated operating results of the Company.

(18) INVESTMENT IN JOINT VENTURE --

     On November 9, 1996, the Company completed the formation of two joint ventures with Hyma Plastic Hyma Foam Co., an Egyptian supplier of plastic liner, bags and foam products. The administrative offices of the ventures are located in Cairo, Egypt. The manufacturing facilities are located outside of Cairo, Egypt and will manufacture and sell synthetic lining systems in Egypt.

     The Company made an initial contribution of $1,696,000 to the ventures and has a commitment to invest an additional $1,659,000 over the next ten years. The Company has a 50% ownership interest in both ventures and accounts for its investments using the equity method of accounting.

(19) MERGER WITH SLT ENVIRONMENTAL, INC. --

     On July 27, 1995, the Company merged with SLT Environmental, Inc. (SLT). The stockholder of SLT received 7,000,000 shares of the Company's common stock for all issued and outstanding shares of SLT common stock. The merger was accounted for as a pooling of interests. Accordingly, the Company's financial statements have been restated to include the results of SLT for all periods presented.

     Combined and separate results of Gundle and SLT during the period preceding the merger were as follows (unaudited and in thousands):

                            SEVEN MONTHS ENDED JULY 27, 1995    YEAR ENDED DECEMBER 31, 1994
                           ----------------------------------   -----------------------------
                            GUNDLE        SLT       COMBINED     GUNDLE      SLT     COMBINED
                           ---------   ---------   ----------   --------   -------   --------
Sales....................    $70,390     $67,715     $138,105   $132,515   $90,813   $223,328
                             =======     =======     ========   ========   =======   ========
Net income...............    $  (267)    $ 1,308     $  1,041   $  2,943   $ 4,602   $  7,545
                             =======     =======     ========   ========   =======   ========

                         GUNDLE/SLT ENVIRONMENTAL, INC.

     As a result of the merger and the planned disposal of SLT's old office and manufacturing facility, the Company recorded nonrecurring charges of $15,270,000. Of this amount, $10,070,000 related to a plan to reduce the overall cost structure of the Company's products and manufacturing operations. To accomplish the reduction in cost, the Company is standardizing its products, as well as streamlining its manufacturing processes. An analysis was completed during the year and the Company concluded that certain products, processes and manufacturing assets must be upgraded or eliminated. The resulting charge of $10,070,000 represents the Company's best estimate of the net cost to standardize products and streamline the manufacturing process, including the writedown of certain assets. The Company has discontinued operating its compounding facility and is upgrading its geonet production lines. The capital cost associated with upgrading its geonet production capability is estimated to be $1,500,000. In addition, costs of $400,000 related to the consolidation of SLT's manufacturing facilities and closing its Conroe facility were recorded. Costs related to the merger with SLT were $4,800,000. These expenses represent the cost of combining the two companies, including severance expense, standardization of employee benefit plans, professional fees, office and equipment relocation and other related costs incurred in connection with the merger.

(20) SUBSEQUENT EVENTS --

     On January 23, 1997, the Company purchased 2,071,656 shares of its common at a price of $7 per share, for a total cost of $14,502,000. The transaction was funded with the Company's available cash.

(21) GEOGRAPHIC INFORMATION --

     Summary geographic financial information is as follows:

                                                               YEARS ENDED
                                                     --------------------------------
                                                       1996        1995        1994
                                                     --------    --------    --------
Sales to unaffiliated customers:
  North America....................................  $114,339    $129,221    $138,293
  Europe...........................................    63,780      68,391      47,577
  Latin & South America............................    12,956      25,764       7,382
  Far East/Pacific Rim.............................    16,229      19,988      21,221
  Middle East/Africa...............................     2,068       4,699       8,865
Identifiable assets:
  North America....................................   151,685     138,551     167,024
  Europe...........................................    45,024      50,320      36,798
  Latin & South America............................        --          --          --
  Far East/Pacific Rim.............................     7,337       7,150       7,360
  Middle East/Africa...............................        --          --          --

                         GUNDLE/SLT ENVIRONMENTAL, INC.
                               SUPPLEMENTARY DATA

  Consolidated quarterly financial data (Unaudited) --

     Unaudited quarterly information for fiscal 1996 and 1995 is as follows (in thousands, except per share amounts):

                                          1996                                    1995
                          -------------------------------------   -------------------------------------
                                         QUARTER                                 QUARTER
                          -------------------------------------   -------------------------------------
                           FIRST    SECOND     THIRD    FOURTH     FIRST    SECOND     THIRD    FOURTH
                          -------   -------   -------   -------   -------   -------   -------   -------
Net sales...............  $27,107   $60,625   $71,898   $49,742   $42,535   $68,106   $79,166   $58,256
Gross profit............    5,526    16,123    17,776    10,446     6,425    13,779    17,224    10,262
Income (loss) before
  income taxes..........   (1,523)    7,835    10,306     3,462    (4,064)    2,819    (2,854)    2,803
Net income (loss).......     (883)    4,544     5,977     2,008    (2,801)    2,263    (3,254)    1,561
Earnings (loss) per
  common share..........     (.05)      .26       .34       .12      (.16)      .13      (.19)      .09

     The above data should be read in conjunction with the consolidated financial statements and notes thereto.

                                                                     SCHEDULE II

                         GUNDLE/SLT ENVIRONMENTAL, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                     BALANCE AT    ADDITIONS                  BALANCE
                                                     BEGINNING      CHARGED                   AT END
                    DESCRIPTION                       OF YEAR      TO EXPENSE    WRITEOFFS    OF YEAR
                    -----------                      ----------    ----------    ---------    -------
December 31, 1994:
  Allowance for doubtful accounts..................    $1,922        $1,447       $  669      $2,700
                                                       ======        ======       ======      ======
December 31, 1995:
  Allowance for doubtful accounts..................    $2,700        $4,133       $2,098      $4,735
                                                       ======        ======       ======      ======
December 31, 1996:
  Allowance for doubtful accounts..................    $4,735        $2,519       $1,830      $5,424
                                                       ======        ======       ======      ======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

     Part III (Items 10 through 13) is omitted since the Company expects to file with the Securities and Exchange Commission within 120 days following December 31, 1996, definitive proxy materials pursuant to Regulation 14A under the Securities Exchange Act of 1934 involving the annual election of directors and certain other matters. If for any reason such a statement is not so filed, this Report will be appropriately amended.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1) Financial statements (see financial statements at pages 13-31)

(a)(2) Supplementary data (see page 32)

(a)(3) Financial schedule (see page 33)
       Schedule II -- Valuation and Qualifying Accounts

     Schedules not listed above are omitted since the information required to be submitted has been included in the financial statements or the notes thereto, or the schedules are not required.

(a)(3) Exhibits:

        EXHIBIT
          NO.
        -------
     2-A                 -- Plan Agreement of Merger dated March 28, 1995 between the
                            Company and SLT Environmental, Inc. (Exhibit A to
                            Registrant's Preliminary Proxy Statement filed on May 4,
                            1995 is incorporated herein by reference).
     3-A                 -- Articles of Incorporation as amended (Exhibits 3.1, 3.2 and 3.3 to Registrant's Registration Statement No.
                            33-9809 are incorporated herein by reference).
     3-B                 -- Bylaws (Exhibit 3.4 to Registrant's Registration
                            Statement No. 33-9809 is incorporated herein by
                            reference).
     4-E                 -- Credit Agreement dated as of July 27, 1995, between the
                            Company, the financial institutions named therein and
                            NationsBank of Texas, N.A., as agent (incorporated by
                            reference to Exhibit 1.6 to Registrant's Current Report
                            on Form 8-K filed on August 9, 1995).
     4-F                 -- Note Agreements dated as of June 15, 1995, between Gundle
                            Environmental Systems, Inc. and certain institutions
                            covering the Senior Notes due June 15, 2000 (incorporated
                            by reference to Exhibits 1.3, 1.4 and 1.5 to Registrant's
                            Current Report on Form 8-K filed August 9, 1995).
     10-B                -- Registrant's 1986 Stock Option Plan (Exhibit 10.11 to
                            Registrant's Registration Statement No. 33-9809 is
                            incorporated herein by reference).
     10-F                -- Employment Agreement dated October 13, 1989 as amended
                            March 28, 1995 between William P. Reid and the Company
                            (incorporated by reference to Exhibit 10-F to Registrant's
                            Report on Form 10-K for the year ended December 31, 1996
                            filed on February 28, 1996).
     10-G                -- Registrant's 1995 Amended and Restated Incentive Stock
                            Plan (Incorporated by reference to Exhibit 4.1 of
                            Registrant's Registration Statement No. 333-01759).
     11                  -- Computation of per share earnings (see financial
                            statements at page 20).

        EXHIBIT
          NO.
        -------
     21                  -- Subsidiaries.
     23                  -- Consent of Independent Auditors -- Ernst & Young LLP.
     27                  -- Financial Data Schedule.

(b) Reports on Form 8-K.

(c) Exhibits (see Item (a)(3), above).

(d) Additional financial statements (see Items (a)(1) and (a)(2) above).

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON THE DAY 5TH OF MARCH, 1997.

                                            GUNDLE/SLT ENVIRONMENTAL, INC.

                                            By
                                             -----------------------------------
                                                 William P. Reid, President

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE CAPACITIES INDICATED ON THE 5TH DAY OF MARCH, 1997.

                      SIGNATURE                                                TITLE
                      ---------                                                -----
                                                       Director and Principal Executive Officer
-----------------------------------------------------
                   William P. Reid

                                                       Principal Financial and Accounting Officer
-----------------------------------------------------
                   Roger J. Klatt

                                                       Director and Chairman of the Board
-----------------------------------------------------
                   Samir T. Badawi

                                                       Director
-----------------------------------------------------
                   James R. Burke

                                                       Director
-----------------------------------------------------
                  Ahmed Y. Khalawi

                                                       Director
-----------------------------------------------------
                  T. William Porter

                                                       Director
-----------------------------------------------------
                    Hugh L. Rice

                                                       Director
-----------------------------------------------------
                   Brian D. Young

                               INDEX TO EXHIBITS

        EXHIBIT
          NO.
        -------
     2-A                 -- Plan Agreement of Merger dated March 28, 1995 between the
                            Company and SLT Environmental, Inc. (Exhibit A to
                            Registrant's Preliminary Proxy Statement filed on May 4,
                            1995 is incorporated herein by reference).
     3-A                 -- Articles of Incorporation as amended (Exhibits 3.1, 3.2 and 3.3 to Registrant's Registration Statement No.
                            33-9809 are incorporated herein by reference).
     3-B                 -- Bylaws (Exhibit 3.4 to Registrant's Registration
                            Statement No. 33-9809 is incorporated herein by
                            reference).
     4-E                 -- Credit Agreement dated as of July 27, 1995, between the
                            Company, the financial institutions named therein and
                            NationsBank of Texas, N.A., as agent (incorporated by
                            reference to Exhibit 1.6 to Registrant's Current Report
                            on Form 8-K filed on August 9, 1995).
     4-F                 -- Note Agreements dated as of June 15, 1995, between Gundle
                            Environmental Systems, Inc. and certain institutions
                            covering the Senior Notes due June 15, 2000 (incorporated
                            by reference to Exhibits 1.3, 1.4 and 1.5 to Registrant's
                            Current Report on Form 8-K filed August 9, 1995).
     10-B                -- Registrant's 1986 Stock Option Plan (Exhibit 10.11 to
                            Registrant's Registration Statement No. 33-9809 is
                            incorporated herein by reference).
     10-F                -- Employment Agreement dated October 13, 1989 as amended
                            March 28, 1995 between William P. Reid and the Company
                            (incorporated by reference to Exhibit 10-F to Registrant's
                            Report on Form 10-K for the year ended December 31, 1996
                            filed on February 28, 1996).
     10-G                -- Registrant's 1995 Amended and Restated Incentive Stock
                            Plan (Incorporated by reference to Exhibit 4.1 of
                            Registrant's Registration Statement No. 333-01759).
     11                  -- Computation of per share earnings (see financial
                            statements at page 20).
     21                  -- Subsidiaries.
     23                  -- Consent of Independent Auditors -- Ernst & Young LLP.
     27                  -- Financial Data Schedule.

(b) Reports on Form 8-K.

(c) Exhibits (see Item (a)(3), above).

(d) Additional financial statements (see Items (a)(1) and (a)(2) above).