Form 10-Q
period 1997-03-31
GUNDLE SLT ENVIRONMENTAL INC
filed 1997-05-13
CIK 805023

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                                     of the
                        SECURITIES EXCHANGE ACT OF 1934


        For Quarter Ended March 31, 1997 Commission File Number 1-9307


                         GUNDLE/SLT ENVIRONMENTAL, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)


              Delaware                              22-2731074
-------------------------------------------------------------------------------
   (State or other jurisdiction of                (IRS Employer
    incorporation or organization)              Identification No.)



     19103 Gundle Road   Houston, Texas                77073
-------------------------------------------------------------------------------
   (Address of principal executive offices)          (Zip Code)


(Registrant's telephone number, including area code)   (281) 443-8564

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant is required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X        No
    ---          ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.


            Class                               Outstanding at May 9, 1997
-----------------------------------          ----------------------------------
  Common stock, par value $.01                           18,064,021

                         GUNDLE/SLT ENVIRONMENTAL, INC.

                                     INDEX

                                                                       PAGE
                                                                       ----

PART I - FINANCIAL INFORMATION

         Condensed Consolidated Balance Sheets as of
         March 31, 1997 (Unaudited) and
         December 31, 1996                                              3

         Consolidated Statements of Income
         for the Three Months Ended
         March 31, 1997 and 1996 (Unaudited)                            4

         Consolidated Statements of Cash Flows
         for the Three Months Ended March 31, 1997
         and 1996 (Unaudited)                                           5

         Notes to Condensed Consolidated Financial
         Statements                                                     6

         Management's Discussion and Analysis of Results
         of Operations and Financial Condition                          8


PART II - OTHER INFORMATION                                            10

                         GUNDLE/SLT ENVIRONMENTAL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)

                                                                 MARCH 31,     DECEMBER 31,
                                                                    1997            1996
                                                               ------------    ------------
                                                                (UNAUDITED)
ASSETS
CURRENT ASSETS:
  CASH AND CASH EQUIVALENTS                                    $     36,369    $     43,122
  ACCOUNTS RECEIVABLE, NET                                           39,664          53,506
  CONTRACTS IN PROGRESS                                               3,458           3,948
  INVENTORY                                                          28,397          21,430
  DEFERRED INCOME TAXES                                               6,873           6,991
  PREPAID EXPENSES AND OTHER                                          2,169           2,154
                                                               ------------    ------------

        TOTAL CURRENT ASSETS                                        116,930         131,151

PROPERTY, PLANT AND EQUIPMENT, NET                                   38,453          40,282
EXCESS OF PURCHASE PRICE OVER FAIR VALUE
  OF NET ASSETS ACQUIRED, NET                                        29,277          29,858
OTHER ASSETS                                                          3,591           2,755
                                                               ------------    ------------

                                                               $    188,251    $    204,046
                                                               ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                     $     35,612    $     33,138
  ADVANCE BILLINGS ON CONTRACTS
   IN PROGRESS                                                          816             936
  CURRENT PORTION OF LONG-TERM DEBT                                   5,603           5,648
  INCOME TAXES PAYABLE                                                1,646           2,976
  DEFERRED INCOME TAXES                                               1,077           1,868
  OTHER CURRENT LIABILITIES                                             659               0
                                                               ------------    ------------

        TOTAL CURRENT LIABILITIES                                    45,413          44,566

LONG-TERM DEBT                                                       43,807          44,092
DEFERRED INCOME TAXES                                                 4,367           4,584
OTHER LIABILITIES                                                     1,367           1,291

STOCKHOLDERS' EQUITY:
  PREFERRED STOCK, $1.00 PAR VALUE, 1,000,000 SHARES
    AUTHORIZED, NO SHARES ISSUED OR
    OUTSTANDING                                                        --              --
  COMMON STOCK, $.01 PAR VALUE, 30,000,000
    SHARES AUTHORIZED, 18,064,021 AND 17,872,174 SHARES
    ISSUED                                                              180             179
  ADDITIONAL PAID-IN CAPITAL                                         71,018          69,405
  RETAINED EARNINGS                                                  41,251          41,800
  CUMULATIVE TRANSLATION ADJUSTMENT                                   2,400           3,600
  UNEARNED COMPENSATION                                              (2,783)         (1,204)
                                                               ------------    ------------
                                                                    112,066         113,780
  TREASURY STOCK AT COST, 2,571,656 SHARES                          (18,769)         (4,267)
                                                               ------------    ------------

        TOTAL STOCKHOLDERS' EQUITY                                   93,297         109,513
                                                               ------------    ------------

                                                               $    188,251    $    204,046
                                                               ============    ============



                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
               THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                         GUNDLE/SLT ENVIRONMENTAL, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
             (AMOUNTS IN THOUSANDS EXCEPT EARNINGS PER SHARE DATA)
                                  (UNAUDITED)

                                          THREE MONTHS ENDED
                                               MARCH 31,
                                       ------------------------
                                          1997          1996
                                       ----------    ----------
SALES AND OPERATING REVENUE            $   33,349    $   27,107
COST OF SALES                              27,181        21,581
                                       ----------    ----------

GROSS PROFIT                                6,168         5,526

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                   6,251         6,064
AMORTIZATION OF GOODWILL                      303           228
                                       ----------    ----------

OPERATING INCOME (LOSS)                      (386)         (766)

OTHER EXPENSES:
  INTEREST EXPENSE                          1,011         1,293
  INTEREST INCOME                            (498)         (313)
  OTHER (INCOME) EXPENSE, NET                  49          (223)
                                       ----------    ----------

INCOME (LOSS) BEFORE INCOME TAXES            (948)       (1,523)

PROVISION (BENEFIT) FOR INCOME TAXES         (398)         (640)
                                       ----------    ----------

NET INCOME (LOSS)                      $     (550)   $     (883)
                                       ==========    ==========

EARNINGS (LOSS) PER COMMON SHARE       $    (0.03)   $    (0.05)
                                       ==========    ==========

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                      15,945        17,200
                                       ==========    ==========


                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
               THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                         GUNDLE/SLT ENVIRONMENTAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                            ----------------------------
                                                                1997            1996
                                                            ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME (LOSS)                                         $       (549)   $       (883)
  ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO CASH
    PROVIDED BY (USED IN) OPERATING ACTIVITIES:
    DEPRECIATION                                                   1,697           1,776
    AMORTIZATION                                                     608             228
    DEFERRED INCOME TAXES                                            (45)            100
    GAIN ON SALE OF ASSETS                                          (148)            (28)
    INCREASE (DECREASE) IN CASH DUE TO
      CHANGES IN ASSETS AND LIABILITIES:
      ACCOUNTS RECEIVABLE                                         13,841          20,312
      CONTRACTS IN PROGRESS                                          490           3,574
      INVENTORY                                                   (6,036)         (3,381)
      ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                     1,705          (7,064)
      ADVANCE BILLINGS ON CONTRACTS IN PROGRESS                     (120)            119
      INCOME TAXES PAYABLE                                        (2,162)             73
      OTHER                                                           41             575
                                                            ------------    ------------

      NET CASH PROVIDED BY OPERATING ACTIVITIES                    9,322          15,401
                                                            ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  ADDITIONS TO PROPERTY, PLANT AND EQUIPMENT                        (717)           (697)
  PROCEEDS FROM SALE OF EQUIPMENT                                    188              57
  OTHER, NET                                                         396               6
                                                            ------------    ------------

      NET CASH USED IN INVESTING ACTIVITIES                         (133)           (634)
                                                            ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  REPURCHASE OF COMMON STOCK                                     (14,502)              0
  PROCEEDS FROM THE EXERCISE OF STOCK OPTIONS AND
    PURCHASES UNDER THE EMPLOYEE STOCK PURCHASE PLAN                 454              22
  RETIREMENT OF LONG-TERM DEBT                                      (342)            (63)
  OTHER                                                                0             439
                                                            ------------    ------------

      NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES        (14,390)            398
                                                            ------------    ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                           (1,552)           (622)
                                                            ------------    ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              (6,753)         14,543
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD              43,122          16,057
                                                            ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD              $     36,369    $     30,600
                                                            ============    ============

CASH PAID FOR INTEREST                                      $      1,659    $      1,636
                                                            ============    ============

CASH PAID FOR INCOME TAXES                                  $      1,822    $        294
                                                            ============    ============


                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
               THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                         GUNDLE/SLT ENVIRONMENTAL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1)  Basis of Presentation -

  General -

         The accompanying unaudited condensed consolidated financial statements have been prepared by the Registrant ("Gundle/SLT Environmental, Inc." or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of such financial statements for the periods indicated. Certain information relating to the Company's organization and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted in this Form 10-Q pursuant to Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission. However, the Company believes that the disclosures herein are adequate to make the information presented not misleading. The results for the three months ended March 31, 1997, are not necessarily indicative of future operating results. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

         The accounting policies followed by the Company in preparing interim consolidated financial statements are similar to those described in the "Notes to Consolidated Financial Statements" in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

         Earnings per common share are based on the weighted average number of common shares and common share equivalents outstanding. Common share equivalents (outstanding options to purchase shares of common stock) are computed using the treasury stock method and were excluded from the earnings per share calculations as dilution was less than 3%.

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

         The Company occasionally enters into forward contracts and cross currency swaps in its management of foreign currency exposures. As a matter of policy, the Company does not speculate in financial markets and therefore, does not hold these contracts for trading purposes. The Company utilizes what it considers straightforward instruments to accomplish its objectives.

         The foreign currency forward contracts are used to hedge specific transactions. Gains and losses on these contracts are recognized in the same period as the gains and losses on the underlying position.

         The Company is using a cross currency principal and interest rate swap to effectively convert a portion of its U.S. dollar denominated debt into German Marks. The objective of this hedging strategy is the management of the foreign currency exchange risk associated with its net investment in Germany and is based on the projected foreign currency cash flows from Germany over the next eight years. The Company's investment in Germany and the foreign currency portion of its swap are adjusted each period to reflect current foreign exchange rates with the gains and losses recorded in the equity section of the balance sheet. The differential paid or received on the interest rate component is recognized as an adjustment to interest expense.

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


(2)  Inventory -

         Inventory is stated at the lower of cost or market. Cost, which includes material, labor and overhead, is determined by the weighted average cost method. Inventory consisted of the following (000's):


                                            March 31,      December 31,
                                              1997            1996
                                          -------------    ------------
Raw materials and supplies                $       8,587    $      5,084
Finished goods                                   19,810          16,346
                                          -------------    ------------
                                          $      28,397    $     21,430
                                          =============    ============


(3)      Income Taxes -

         The Company's provision for income taxes is recorded at the statutory rates adjusted for any permanent differences.

(4)      Equity -

         On January 23,1997, the Company purchased 2,071,656 shares of its common stock at a price of $7 per share, for a total cost of $14,502,000. The transaction was funded with the Company's available cash.

(5)      Acquisition -

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

(6)      Derivative Financial Instruments -

         Effective October 18, 1996, the Company swapped $10,000,000 in long-term debt with an annual interest rate of 7.34% for 15,380,000 Deutshe Mark (DM) denominated long-term debt with an annual interest rate of 6.32%, effectively hedging a portion of its net investment in Germany. The DM swap agreement requires the Company to re-exchange 3,076,000 DM for $2,000,000 each August 1 for the five year period beginning August 1, 2001. The DM swap will be included in long-term debt and will be marked to market as the U.S. Dollar/DM exchange rate changes. These adjustments will be included as a component of cumulative translation adjustment in shareholders' equity. Interest payments and receipts are semi-annual on February 1 and August 1. The DM interest payment will also be subject to exchange rate fluctuations. Interest expense will also be impacted by these exchange rate fluctuations.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS


         For the three months ended March 31, 1997, sales were $33,349,000 compared with $27,107,000 for the same period last year. This 23% increase in sales is the result of an increase in unit sales volume of 32% and an effective 7% decrease in revenue per pound of materials sold. North American sales of $12,006,000 were up $1,177,000, or 11%, on a 14% unit volume increase. Foreign sales of $21,343,000 were up $5,065,000, or 31%, on a 68% unit volume increase. $1.2 million of the foreign sales increase resulted from the acquisition of SGS Geosystems in April, 1996. The balance of the foreign sales increase was primarily from improved sales to Latin and South America.

         Gross profit for the quarter was $6,168,000 , up 12% from the prior year. This increase was driven by a 32% increase in unit sales volume, which was offset by lower per unit margins. As a percentage of sales, gross profit decreased from 20% to 18%. The primary cause of this decrease was a 35% increase in U.S. raw materials costs that could not be passed on to customers as a result of competitors vying for orders to use excess manufacturing capacity.

         Selling, general and administrative expenses were $6,251,000 compared with $6,064,000 in the first quarter of 1996. 1997 included $134,000 related to SGS Geosystems acquired in April, 1996.

         Other (Income) Expense, Net was an expense of $49,000 compared with an income of $223,000 in 1996. The primary cause of this difference was the adverse effect of foreign exchange losses this year verses gains last year.

         Interest expense fell $282,000 from last year due to the decreased level of debt outstanding, while interest income increased by $185,000 from an increase in invested cash balances.

         The quarterly benefit for income taxes was $398,000 compared with $640,000 in the same period last year. The tax benefit for both periods was recorded at the statutory rates adjusted for certain nondeductible expenses.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 1997, the Company had working capital of $71,517,000, including cash and temporary investments of $36,369,000. The Company's cash, inventory and receivable balances fluctuate from quarter to quarter due to the seasonality of sales. The Company's capital structure consists of $49,410,000 in long-term debt and $93,297,000 in stockholders' equity as of March 31, 1997.

         The Company's $35,000,000 multi-currency revolving credit facility (the "Revolver") with NationsBank of Texas was amended on September 30, 1996 to extend the credit commitment date to September 30, 1998. Under the terms of the revolving line of credit agreement, the Company is required to maintain certain financial ratios and a specific level of consolidated tangible net worth. At March 31, 1997, there was no balance outstanding on the Revolver. However, letters of credit issued under this facility totaled $1,569,000, thereby reducing the balance available to $33,431,000. The letters of credit issued under this facility secure performance of installation projects and self-insurance programs.

         The Company believes that its cash balance, cash generated by operations and the balance available under the Revolver are adequate to meet any foreseeable cash requirements during 1997.

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

         The Company's foreign subsidiaries routinely accept contracts in currencies different than their functional currency. The Company recognizes that such practices are subject to the risk of foreign currency fluctuations not present in U.S. operations. Foreign exchange gains and losses to date have not been material to the Company's operations as a whole.

         Pricing for the Company's products and services is principally driven by worldwide manufacturing capacity in the industry and raw material costs. The Company's primary raw material, polyethylene, occasionally is in short supply and is subject to substantial price fluctuation in response to its market demand. Any increase in the industry's worldwide manufacturing capacity, interruption in raw material supply or abrupt raw material price increases could have an adverse effect upon the Company's operations and financial performance. Inflation has not had a significant impact on the Company's operations.

         As a result of very strong demand for polyethylene, the Company's cost of raw materials continues to increase with announced price increases yet to take place. Due to a very competitive market for the Company's products, the Company has not been able to increase it's selling price sufficiently to offset these increasing costs. Accordingly, the Company expects second quarter profits to be significantly below those reported in the second quarter of 1996.


                                     * * *

Forward-looking information

         The statements regarding future financial performance and results and the other statements that are not historical facts contained in this report are forward-looking statements. The words "expect", "project", "estimate", "predict" and similar expressions are also intended to identify forward-looking statements. Such statements involve risks and uncertainties, including, but not limited to, market factors, market prices, industry manufacturing capacity, availability and cost of raw materials and other factors detailed herein and in the Company's other Securities and Exchange Commission filings. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.


PART II - OTHER INFORMATION

         None

SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        GUNDLE/SLT ENVIRONMENTAL, INC.


DATE  May 13, 1997                      BY /s/ Roger J. Klatt
     ---------------                       --------------------

                                               ROGER J. KLATT,
                                               SENIOR VICE PRESIDENT &
                                               CHIEF FINANCIAL OFFICER


DATE  May 13, 1997                     BY  /s/ ERNEST C. ENGLISH, JR.
     ----------------                      ----------------------------

                                               ERNEST C. ENGLISH, JR.,
                                               CORPORATE CONTROLLER

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
  27            -- Financial Data Schedule