Form 10-Q
period 1997-06-30
GUNDLE SLT ENVIRONMENTAL INC
filed 1997-08-08
CIK 805023

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                                    of the
                        SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 1997         Commission File Number 1-9307
                  -------------                                ------

                        GUNDLE/SLT ENVIRONMENTAL, INC.
-------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its Charter)


              Delaware                                 22-2731074
-------------------------------------------------------------------------------
   (State or other jurisdiction of                   (IRS Employer
    incorporation or organization)                Identification No.)



     19103 Gundle Road   Houston, Texas                 77073
-------------------------------------------------------------------------------
   (Address of principal executive offices)           (Zip Code)


(Registrant's telephone number, including area code)   (281) 443-8564
                                                    ---------------------------
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant is required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X             No
    -----              -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.


          Class                             Outstanding at August 6, 1997
-------------------------------------------------------------------------------
Common stock, par value $.01                         18,087,111

                        GUNDLE/SLT ENVIRONMENTAL, INC.

                                     INDEX

                                                                           PAGE
                                                                          ----
PART I - FINANCIAL INFORMATION
         Condensed Consolidated Balance Sheets as of
         June 30, 1997 (Unaudited) and
         December 31, 1996                                                 3

         Consolidated Statements of Income
         for the Three and Six Months Ended
         June 30, 1997 and 1996 (Unaudited)                                4

         Consolidated Statements of Cash Flows
         for the Six Months Ended June 30, 1997
         and 1996 (Unaudited)                                              5

         Notes to Condensed Consolidated Financial
         Statements                                                        6

         Management's Discussion and Analysis of Results
         of Operations and Financial Condition                             8

PART II - OTHER INFORMATION                                               11

                        GUNDLE/SLT ENVIRONMENTAL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)

                                                            JUNE 30,      DECEMBER 31,
                                                              1997           1996
                                                           -----------    ------------
                                                           (UNAUDITED)
ASSETS
CURRENT ASSETS:
  CASH AND CASH EQUIVALENTS                                 $  22,344      $  43,122
  ACCOUNTS RECEIVABLE, NET                                     47,245         53,506
  CONTRACTS IN PROGRESS                                         5,068          3,948
  INVENTORY                                                    26,261         21,430
  DEFERRED INCOME TAXES                                         6,792          6,991
  PREPAID EXPENSES AND OTHER                                    2,012          2,154
                                                            ---------      ---------

        TOTAL CURRENT ASSETS                                  109,722        131,151

PROPERTY, PLANT AND EQUIPMENT, NET                             38,272         40,282
EXCESS OF PURCHASE PRICE OVER FAIR VALUE
  OF NET ASSETS ACQUIRED, NET                                  28,983         29,858
OTHER ASSETS                                                    3,915          2,755
                                                            ---------      ---------

                                                            $ 180,892      $ 204,046
                                                            =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                  $  33,817      $  33,138
  ADVANCE BILLINGS ON CONTRACTS
   IN PROGRESS                                                  1,029            936
  CURRENT PORTION OF LONG-TERM DEBT                             5,603          5,648
  INCOME TAXES PAYABLE                                            956          2,976
  DEFERRED INCOME TAXES                                         1,077          1,868
                                                            ---------      ---------

        TOTAL CURRENT LIABILITIES                              42,482         44,566

LONG-TERM DEBT                                                 38,331         44,092
DEFERRED INCOME TAXES                                           4,216          4,584
OTHER LIABILITIES                                               1,376          1,291

STOCKHOLDERS' EQUITY:
  PREFERRED STOCK, $1.00 PAR VALUE, 1,000,000 SHARES
    AUTHORIZED, NO SHARES ISSUED OR
    OUTSTANDING                                                    --             --
  COMMON STOCK, $.01 PAR VALUE, 30,000,000
    SHARES AUTHORIZED, 18,087,111 AND 17,872,174 SHARES
    ISSUED                                                        181            179
  ADDITIONAL PAID-IN CAPITAL                                   70,296         69,405
  RETAINED EARNINGS                                            42,228         41,800
  CUMULATIVE TRANSLATION ADJUSTMENT                             2,304          3,600
  UNEARNED COMPENSATION                                        (1,753)        (1,204)
                                                            ---------      ---------
                                                              113,256        113,780
  TREASURY STOCK AT COST, 2,571,656 and 500,000 SHARES        (18,769)        (4,267)
                                                            ---------      ---------

        TOTAL STOCKHOLDERS' EQUITY                             94,487        109,513
                                                            ---------      ---------

                                                            $ 180,892      $ 204,046
                                                            =========      =========

                THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
              THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        GUNDLE/SLT ENVIRONMENTAL, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
             (AMOUNTS IN THOUSANDS EXCEPT EARNINGS PER SHARE DATA)
                                  (UNAUDITED)


                                      THREE MONTHS ENDED            SIX MONTHS ENDED
                                           JUNE 30,                     JUNE 30,
                                    ----------------------      ----------------------
                                       1997          1996         1997          1996
                                    --------      --------      --------      --------
SALES AND OPERATING REVENUE         $ 48,352      $ 60,625      $ 81,701      $ 87,732
COST OF PRODUCTS & SERVICES SOLD      40,076        44,502        67,257        66,083
                                    --------      --------      --------      --------

GROSS PROFIT                           8,276        16,123        14,444        21,649

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES              5,842         7,037        12,093        13,101
AMORTIZATION OF GOODWILL                 312           270           615           498
                                    --------      --------      --------      --------

OPERATING INCOME                       2,122         8,816         1,736         8,050

OTHER EXPENSES:
  INTEREST EXPENSE                     1,141         1,259         2,152         2,552
  INTEREST INCOME                       (534)         (383)       (1,032)         (696)
  OTHER (INCOME) EXPENSE, NET           (170)          105          (121)         (118)
                                    --------      --------      --------      --------

INCOME BEFORE INCOME TAXES             1,685         7,835           737         6,312

PROVISION FOR INCOME TAXES               708         3,291           310         2,651
                                    --------      --------      --------      --------

NET INCOME                          $    977      $  4,544      $    427      $  3,661
                                    ========      ========      ========      ========

EARNINGS PER COMMON SHARE           $   0.06      $   0.26      $   0.03      $   0.21
                                    ========      ========      ========      ========

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                 15,494        17,336        15,714        17,272
                                    ========      ========      ========      ========


                THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
              THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        GUNDLE/SLT ENVIRONMENTAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                            SIX MONTHS ENDED
                                                                JUNE 30,
                                                         ---------------------
                                                           1997         1996
                                                         --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME                                             $    427     $  3,661
  ADJUSTMENTS TO RECONCILE NET INCOME TO CASH
    PROVIDED BY (USED IN) OPERATING ACTIVITIES:
    DEPRECIATION                                            3,414        3,568
    AMORTIZATION                                              714          545
    DEFERRED INCOME TAXES                                    (831)       1,905
    GAIN ON SALE OF ASSETS                                   (198)         (54)
    INCREASE (DECREASE) IN CASH DUE TO
      CHANGES IN ASSETS AND LIABILITIES:
      ACCOUNTS RECEIVABLE                                   5,725       10,031
      CONTRACTS IN PROGRESS                                (1,408)      (1,034)
      INVENTORY                                            (5,684)      (5,509)
      ACCOUNTS PAYABLE AND ACCRUED LIABILITIES               (644)       2,342
      ADVANCE BILLINGS ON CONTRACTS IN PROGRESS               112          833
      INCOME TAXES PAYABLE                                 (1,126)       2,571
      OTHER                                                   759       (1,353)
                                                         --------     --------

      NET CASH PROVIDED BY OPERATING ACTIVITIES             1,260       17,506
                                                         --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  ADDITIONS TO PROPERTY, PLANT AND EQUIPMENT               (2,598)      (1,255)
  PROCEEDS FROM SALE OF EQUIPMENT                             291          123
  PAYMENTS FOR ACQUISITION OF A BUSINESS
      NET OF CASH ACQUIRED                                      0       (4,774)
  OTHER, NET                                                    0            0
                                                         --------     --------

      NET CASH USED IN INVESTING ACTIVITIES                (2,307)      (5,906)
                                                         --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  REPURCHASE OF COMMON STOCK                              (14,502)           0
  PROCEEDS FROM THE EXERCISE OF STOCK OPTIONS AND
    PURCHASES UNDER THE EMPLOYEE STOCK PURCHASE PLAN          486           22
  RETIREMENT OF LONG-TERM DEBT                             (5,449)      (5,180)
  OTHER                                                      (117)         439
                                                         --------     --------

      NET CASH (USED IN) FINANCING ACTIVITIES             (19,582)      (4,719)
                                                         --------     --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                      (149)        (507)
                                                         --------     --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      (20,778)       6,374
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD       43,122       16,057
                                                         --------     --------

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD           $ 22,344     $ 22,431
                                                         ========     ========

CASH PAID FOR INTEREST                                   $  2,260     $  2,434
                                                         ========     ========

CASH PAID FOR INCOME TAXES                               $  1,468     $    503
                                                         ========     ========

                THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
              THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        GUNDLE/SLT ENVIRONMENTAL, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1)  Basis of Presentation -

  General -

         The accompanying unaudited, condensed consolidated financial statements have been prepared by the Registrant ("Gundle/SLT Environmental, Inc." or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of such financial statements for the periods indicated. Certain information relating to the Company's organization and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted in this Form 10-Q pursuant to Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission. However, the Company believes that the disclosures herein are adequate to make the information presented not misleading. The results for the three and six months ended June 30, 1997, are not necessarily indicative of future operating results. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

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

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. Statement 128 will have no impact on the calculation of fully diluted earnings per share for these quarters. The dilutive effect has already been excluded from earnings per share due to its immaterial effect(less than 3%).

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


(2)  Inventory -

         Inventory is stated at the lower of cost or market. Cost, which includes material, labor and overhead, is determined by the weighted average cost method. Inventory consisted of the following (000's):

                                  June 30,         December 31,
                                   1997               1996
                                  -------            -------
Raw materials and supplies        $ 6,499            $ 5,084
Finished goods                     19,762             16,346
                                  -------            -------
                                  $26,261            $21,430

 (3)     Income Taxes -

         The Company's provision for income taxes is recorded at the statutory rates adjusted for the effect of any permanent differences.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Quarter

         For the three months ended June 30, 1997, sales were $48,352,000 compared with $60,625,000 for the same period last year. This 20% decrease in sales resulted from 11% fewer units shipped this quarter and approximately a 10% decrease in the weighted value per unit, due to the mix of products sold. Unit selling prices were relatively the same as last year. North American sales of $26,294,000 were down $7,985,000, or 23%. While unit volume was down by 34%, the value added per unit installed was up primarily due to the mix of installation contracts. Foreign sales of $22,058,000 decreased by $4,288,000, or 16% as compared to last year. A unit volume increase of 6% was offset by the effect of lower foreign exchange rates and a reduction in installation contract revenue in Germany.

         Gross profit for the quarter was $8,276,000, down 49% from the prior year. As a percentage of sales, gross profit decreased from 27% to 17%. The primary cause of this decrease was a 32% increase in U.S. raw materials costs that could not be passed on to customers as a result of competitors vying for orders to use excess manufacturing capacity.

         Selling, general and administrative expenses were $5,842,000 compared with $7,037,000 in the second quarter of 1996. Significant reductions in SG&A expenses in our German operations contributed to this improvement. Last years' German costs were higher due to employee reduction costs and a higher Deutsche Mark value.

         Other (Income) Expense, Net of $170,000 income compares to an expense of $105,000 in 1996. This change resulted mainly from differences in gains or losses from asset disposals.

         Interest expense fell $118,000 from last year due to the decreased level of debt outstanding and the results of the principal and interest rate swap discussed in Note 6 to the Financial Statements, while interest income increased by $201,000 from an increase in invested cash balances.

         The quarterly expense for income taxes was $708,000 compared with $3,291,000 in the same period last year. The tax expense for both periods was recorded at the statutory rates adjusted for certain nondeductible expenses.


Year to Date

         Sales for the six months ended June 30, 1997, were $81,701,000 compared with $87,732,000 for the same period last year. This 7% decrease in sales is the result of an effective 11% decrease in the weighted value per unit, while volume remained approximately the same as last year. North American sales of $38,073,000 were down $7,035,000, or 16%. While unit volume was down 21%, the value added per unit installed was up primarily due to the mix of installation contracts. Foreign sales of $43,628,000 were up $1,004,000, or 2% compared to last year. A unit volume increase of 24% was offset by the effect of lower foreign exchange rates and a reduction in installation contract revenue in Germany.

         Gross profit for the six months was $14,444,000 , down 33% from the prior year. As a percentage of sales, gross profit decreased from 25% for the same period last year to 18%. The primary cause of this decrease was a 25% increase in U.S. raw materials costs that could not be passed on to customers as a result of competitors vying for orders to use excess manufacturing capacity.

         Selling, general and administrative expenses were $12,093,000 compared with $13,101,000 in 1996 or an 8% reduction. This resulted from significant reductions in expenses at our German operation due to lower staffing levels and this year's lower value of the Deustche Mark.

         Interest expense fell $400,000 from last year due to the decreased level of debt outstanding and the lower interest rate created by the Company's principal and interest rate swap as discussed in Note 6 to the Financial Statements. Interest income increased by $336,000 from an increase in invested cash balances.

         The year to date expense for income taxes was $310,000 compared with $2,651,000 in the same period last year. The tax expense for both periods was recorded at the statutory rates adjusted for the effect of certain nondeductible expenses.


LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1997, the Company had working capital of $67,240,000, including cash and temporary investments of $22,344,000. The Company's cash, inventory and receivable balances fluctuate from quarter to quarter due to the seasonality of sales. The Company's capital structure consists of $43,934,000 in debt and $94,487,000 in stockholders' equity as of June 30, 1997.

         The Company has a $35,000,000 multi-currency revolving credit facility (the "Revolver") with NationsBank of Texas that was amended on September 30, 1996 to extend the credit commitment date to September 30, 1998. Under the terms of the revolving line of credit agreement, the Company is required to maintain certain financial ratios and a specific level of consolidated tangible net worth. At June 30, 1997, there was no balance outstanding on the Revolver. However, letters of credit issued under this facility totaled $1,125,000, thereby reducing the balance available to $33,875,000. The letters of credit issued under this facility secure performance of installation projects and self-insurance programs.

         The Company believes that its cash balance, cash generated by operations and the balance available under the Revolver are adequate to meet its cash requirements over the next year.

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

         As a result of very strong demand for polyethylene, the Company's cost of raw materials continues to increase. Due to a very competitive market for the Company's products, the Company has not been able to increase it's selling price sufficiently to offset these increasing costs. Accordingly, the Company expects third quarter profits to be significantly below those reported in the third quarter of 1996.


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

                                      GUNDLE/SLT ENVIRONMENTAL, INC.




DATE  August 8, 1997                        BY   /S/ Roger J. Klatt
    ----------------                          --------------------------------
                                                 ROGER J. KLATT,
                                                 SENIOR VICE PRESIDENT &
                                                 CHIEF FINANCIAL OFFICER


DATE  August 8, 1997                        BY   /S/ ERNEST C. ENGLISH, JR.
    ----------------                          --------------------------------
                                                 ERNEST C. ENGLISH, JR.,
                                                 CORPORATE CONTROLLER

                               INDEX TO EXHIBITS

Exhibit              Description
-------              -----------
  27          Financial Data Schedule