Form 10-Q
period 1997-09-30
GUNDLE SLT ENVIRONMENTAL INC
filed 1997-11-04
CIK 805023

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C.  20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                                     of the
                        SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended  September 30, 1997  Commission File Number 1-9307
                   ------------------

                       GUNDLE/SLT ENVIRONMENTAL, INC.
--------------------------------------------------------------------------------
           (Exact name of Registrant as specified in its Charter)


                  Delaware                                  22-2731074
--------------------------------------------------------------------------------
       (State or other jurisdiction of                    (IRS Employer
       incorporation or organization)                  Identification No.)

         19103 Gundle Road Houston, Texas                     77073
--------------------------------------------------------------------------------
     (Address of principal executive offices)               (Zip Code)

(Registrant's telephone number, including area code)              (281) 443-8564
                                                    ----------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant is required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X            No
   --------          --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.


                 Class                        Outstanding at October 29, 1997
-----------------------------------        -------------------------------------
       Common stock, par value $.01                      18,070,861

                         GUNDLE/SLT ENVIRONMENTAL, INC.

                                     INDEX

                                                                          PAGE
PART I - FINANCIAL INFORMATION

         Condensed Consolidated Balance Sheets as of
         September 30, 1997 (Unaudited) and
         December 31, 1996                                                  3

         Consolidated Statements of Income
         for the Three and Nine Months Ended
         September 30, 1997 and 1996 (Unaudited)                            4

         Consolidated Statements of Cash Flows
         for the Nine Months Ended September 30, 1997
         and 1996 (Unaudited)                                               5

         Notes to Condensed Consolidated Financial
         Statements                                                         6

         Management's Discussion and Analysis of Results
         of Operations and Financial Condition                              8


PART II - OTHER INFORMATION                                                11

                         GUNDLE/SLT ENVIRONMENTAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)


                                                             SEPTEMBER 30,                 DECEMBER 31,
                                                                  1997                         1996
                                                          --------------------         ------------------
                                                              (UNAUDITED)
ASSETS
CURRENT ASSETS:
  CASH AND CASH EQUIVALENTS                                $            25,889         $           43,122
  ACCOUNTS RECEIVABLE, NET                                              62,335                     53,506
  CONTRACTS IN PROGRESS                                                  5,405                      3,948
  INVENTORY                                                             19,576                     21,430
  DEFERRED INCOME TAXES                                                  6,756                      6,991
  PREPAID EXPENSES AND OTHER                                             1,719                      2,154
                                                           -------------------         ------------------

        TOTAL CURRENT ASSETS                                           121,680                    131,151

PROPERTY, PLANT AND EQUIPMENT, NET                                      36,911                     40,282
EXCESS OF PURCHASE PRICE OVER FAIR VALUE
  OF NET ASSETS ACQUIRED, NET                                           28,566                     29,858
OTHER ASSETS                                                             3,943                      2,755
                                                           -------------------         ------------------

                                                           $           191,100         $          204,046
                                                           ===================         ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                 $            42,530         $           33,138
  ADVANCE BILLINGS ON CONTRACTS
   IN PROGRESS                                                             502                        936
  CURRENT PORTION OF LONG-TERM DEBT                                      5,592                      5,648
  INCOME TAXES PAYABLE                                                     533                      2,976
  DEFERRED INCOME TAXES                                                  1,025                      1,868
                                                           -------------------         ------------------

        TOTAL CURRENT LIABILITIES                                       50,182                     44,566

LONG-TERM DEBT                                                          38,024                     44,092
DEFERRED INCOME TAXES                                                    4,230                      4,584
OTHER LIABILITIES                                                        1,456                      1,291

STOCKHOLDERS' EQUITY:
  PREFERRED STOCK, $1.00 PAR VALUE, 1,000,000 SHARES
    AUTHORIZED, NO SHARES ISSUED OR
    OUTSTANDING                                                              -                          -
  COMMON STOCK, $.01 PAR VALUE, 30,000,000
    SHARES AUTHORIZED, 18,087,111 AND 17,856,799 SHARES
    ISSUED                                                                 180                        179
  ADDITIONAL PAID-IN CAPITAL                                            70,382                     69,405
  RETAINED EARNINGS                                                     45,235                     41,800
  CUMULATIVE TRANSLATION ADJUSTMENT                                      1,993                      3,600
  UNEARNED COMPENSATION                                                 (1,813)                    (1,204)
                                                           -------------------         ------------------
                                                                       115,977                    113,780
  TREASURY STOCK AT COST, 2,587,906 and 500,000 SHARES                 (18,769)                    (4,267)
                                                           -------------------         ------------------

        TOTAL STOCKHOLDERS' EQUITY                                      97,208                    109,513
                                                           -------------------         ------------------

                                                           $           191,100         $          204,046
                                                           ===================         ==================

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
               THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                         GUNDLE/SLT ENVIRONMENTAL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
              (AMOUNTS IN THOUSANDS EXCEPT EARNINGS PER SHARE DATA)
                                   (UNAUDITED)


                                       THREE MONTHS ENDED          NINE MONTHS ENDED
                                          SEPTEMBER 30,              SEPTEMBER 30,
                                     ----------------------     -----------------------
                                       1997         1996          1997          1996
                                     --------     ---------     ---------     ---------

SALES AND OPERATING REVENUE          $ 66,096     $  71,898     $ 147,797     $ 159,630
COST OF PRODUCTS & SERVICES SOLD       53,825        54,122       121,082       120,205
                                     --------     ---------     ---------     ---------

GROSS PROFIT                           12,271        17,776        26,715        39,425

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES               5,955         6,619        18,047        19,720
AMORTIZATION OF GOODWILL                  293           300           908           798
                                     --------     ---------     ---------     ---------

OPERATING INCOME                        6,023        10,857         7,760        18,907

OTHER EXPENSES:
  INTEREST EXPENSE                      1,028         1,150         3,181         3,702
  INTEREST INCOME                        (421)         (350)       (1,453)       (1,046)
  OTHER (INCOME) EXPENSE, NET             232          (249)          111          (367)
                                     --------     ---------     ---------     ---------

INCOME BEFORE INCOME TAXES              5,184        10,306         5,921        16,618

PROVISION FOR INCOME TAXES              2,174         4,329         2,486         6,980
                                     --------     ---------     ---------     ---------

NET INCOME                           $  3,010     $   5,977     $   3,435     $   9,638
                                     ========     =========     =========     =========


EARNINGS PER COMMON SHARE            $   0.19     $    0.34     $    0.22     $    0.56
                                     ========     =========     =========     =========

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                  15,483        17,341        15,637        17,295
                                     ========     =========     =========     =========


                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
               THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                         GUNDLE/SLT ENVIRONMENTAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                             NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                          -----------------------
                                                            1997           1996
                                                          --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME                                              $  3,435       $  9,638
  ADJUSTMENTS TO RECONCILE NET INCOME TO CASH
    PROVIDED BY (USED IN) OPERATING ACTIVITIES:
    DEPRECIATION                                             5,219          5,539
    AMORTIZATION                                             1,099          1,006
    DEFERRED INCOME TAXES                                     (507)           176
    GAIN ON SALE OF ASSETS                                    (254)           (82)
    INCREASE (DECREASE) IN CASH DUE TO
      CHANGES IN ASSETS AND LIABILITIES:
      ACCOUNTS RECEIVABLE                                  (10,791)         3,696
      CONTRACTS IN PROGRESS                                 (1,818)         2,279
      INVENTORY                                              1,258         (4,891)
      ACCOUNTS PAYABLE AND ACCRUED LIABILITIES               7,958          5,523
      ADVANCE BILLINGS ON CONTRACTS IN PROGRESS               (380)           130
      INCOME TAXES PAYABLE                                    (759)         2,960
      OTHER                                                  1,110             (4)
                                                          --------       --------

      NET CASH PROVIDED BY OPERATING ACTIVITIES              5,570         25,970
                                                          --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  ADDITIONS TO PROPERTY, PLANT AND EQUIPMENT                (3,234)        (2,873)
  PROCEEDS FROM SALE OF EQUIPMENT                              369            240
  PAYMENTS FOR ACQUISITION OF A BUSINESS
      NET OF CASH ACQUIRED                                       0         (4,774)
  OTHER, NET                                                  (123)             0
                                                          --------       --------

      NET CASH USED IN INVESTING ACTIVITIES                 (2,988)        (7,407)
                                                          --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  REPURCHASE OF COMMON STOCK                               (14,502)             0
  PROCEEDS FROM THE EXERCISE OF STOCK OPTIONS AND
    PURCHASES UNDER THE EMPLOYEE STOCK PURCHASE PLAN           486             22
  RETIREMENT OF LONG-TERM DEBT                              (5,735)        (5,543)
  OTHER                                                          0            439
                                                          --------       --------

      NET CASH (USED IN) FINANCING ACTIVITIES              (19,751)        (5,082)
                                                          --------       --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                        (64)           521
                                                          --------       --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       (17,233)        14,002
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD        43,122         16,057

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD            $ 25,889       $ 30,059
                                                          ========       ========

CASH PAID FOR INTEREST                                    $  3,744       $  4,028
                                                          ========       ========

CASH PAID FOR INCOME TAXES                                $  4,861       $  4,746
                                                          ========       ========

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
               THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                         GUNDLE/SLT ENVIRONMENTAL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1)  Basis of Presentation -

  General -

         The accompanying unaudited, condensed consolidated financial statements have been prepared by the Registrant ("Gundle/SLT Environmental, Inc." or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of such financial statements for the periods indicated. Certain information relating to the Company's organization and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted in this Form 10-Q pursuant to Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission. However, the Company believes that the disclosures herein are adequate to make the information presented not misleading. The results for the three and nine months ended September 30, 1997, are not necessarily indicative of future operating results. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

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

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. Statement 128 will have no impact on the calculation of fully diluted earnings per share for these quarters. The dilutive effect has already been excluded from earnings per share due to its immaterial effect (less than 3%).

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

(2)      Inventory -

         Inventory is stated at the lower of cost or market. Cost, which includes material, labor and overhead, is determined by the weighted average cost method. Inventory consisted of the following (000's):

                                      September 30,          December 31,
                                         1997                   1996
                                     -------------           -----------
Raw materials and supplies              $ 6,414                $ 5,084
Finished goods                           13,162                 16,346
                                        -------                -------
                                        $19,576                $21,430
                                        =======                =======

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

(6)      Derivative Financial Instruments -

         Effective October 18, 1996, the Company swapped $10,000,000 in long-term debt with an annual interest rate of 7.34% for 15,380,000 Deutsche Mark (DM) denominated long-term debt with an annual interest rate of 6.32%, effectively hedging a portion of its net investment in Germany. The DM swap agreement requires the Company to re-exchange 3,076,000 DM for $2,000,000 each August 1 for the five year period beginning August 1, 2001. The DM swap is included in long-term debt and is marked to market as the U.S. Dollar/DM exchange rate changes. These adjustments are included as a component of cumulative translation adjustment in shareholders' equity. Interest payments and receipts are semi-annual on February 1 and August 1. The DM interest payment is also subject to exchange rate fluctuations. Interest expense is also impacted by these exchange rate fluctuations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Quarter:

         For the three months ended September 30, 1997, sales were $66,096,000 compared with $71,898,000 for the same period last year. This 8% decrease in sales resulted from 4% fewer units shipped this quarter and approximately a 4% lower US dollar value of German Deutsche Mark(DM) sales. Sales into North America of $36,204,000 were down $5,821,000, or 14% from the same quarter last year, on a similar decrease in volume. Unit selling prices of North American sales were relatively the same as last year. Foreign sales of $29,892,000 were virtually the same as last year on 10% higher volume. The primary reason for the lower unit value of foreign sales was the lower US dollar value of the company's sales made in DM's.

         Gross profit for the quarter was $12,271,000, down 31% from the prior year. As a percentage of sales, gross profit decreased from 25% to 18%. The primary cause of this decrease was an increase in U.S. raw materials costs that could not be passed on to customers as a result of competitors vying for orders to use excess manufacturing capacity.

         Selling, general and administrative (SG&A) expenses were $5,955,000 compared with $6,619,000 in the third quarter of 1996. The $664,000 difference was primarily related to expense reductions at the company's foreign operations. Of this difference, approximately $300,000 resulted from foreign currency translation changes, and another $150,000 relates to last year's consolidation of the UK administrative offices. Local foreign SG&A expenses were reduced by approximately $200,000.

         Other (Income) Expense, Net was an expense of $232,000 compared to income of $249,000 in 1996. This change resulted mainly from foreign exchange gains last year on Italian Lire sales out of the company's German operations.

         Interest expense was $122,000 less than last year primarily due to a decrease in outstanding debt resulting from scheduled repayments.

         Interest income was $71,000 more than last year primarily due to increased returns on invested cash balances as the amount of invested cash was approximately the same.

         The quarterly expense for income taxes was $2,174,000 compared with $4,329,000 in the same period last year. The tax expense for both periods was recorded at the statutory rates adjusted for certain nondeductible expenses.

Year to Date:

         Sales for the nine months ended September 30, 1997, were $147,797,000 compared with $159,630,000 for the same period last year. This 7% decrease in sales is the result of 2% lower volume, approximately a 3% reduction due to the US Dollar value of sales in foreign currencies, and approximately a 2% decrease in the weighted unit value. The lower weighted unit value resulted from the mix of product sales as unit pricing was similar year-to-year. Sales into North America of $74,316,000 were down $14,591,000, or 16% on 17% lower unit volume. Foreign sales of $73,481,000 were up $2,758,000, or 4% on 18% higher unit volume compared to last year. The effect of the changes in foreign exchange rates reduced the US dollar value of foreign sales by $3,300,000 when compared to last year. Also, a decrease in the value added by installation activity further reduced the weighted unit value of sales.

         Gross profit for the nine months was $26,715,000, down 32% from the prior year. As a percentage of sales, gross profit decreased from 25% for the same period last year to 18%. The primary cause of this decrease was a 24% increase in U.S. raw materials costs that could not be passed on to customers as a result of competitors vying for orders to use excess manufacturing capacity.

         Selling, general and administrative (SG&A) expenses were $18,047,000 compared with $19,720,000 in 1996, or an 8% reduction. The $1,663,000 difference was primarily related to expense reductions at the company's foreign operations. Of this difference, approximately $600,000 resulted from foreign currency translation changes.

         Interest expense was $821,000 less than last year due to a lower level of outstanding debt, and the lower effective interest rate caused by the company's cross currency swap discussed in footnote 6.

         Interest income was $407,000 more than last year due to an increase in average invested cash balances and higher returns on invested cash.

         The year to date expense for income taxes was $2,486,000 compared with $6,980,000 in the same period last year. The tax expense for both periods was recorded at the statutory rates adjusted for the effect of certain nondeductible expenses.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1997, the Company had working capital of $71,498,000, including cash and temporary investments of $25,889,000. The Company's cash, inventory and receivable balances fluctuate from quarter to quarter due to the seasonality of sales. The Company's capital structure consisted of $43,616,000 in debt and $97,208,000 in stockholders' equity as of September 30, 1997.

         The Company has a $35,000,000 multi-currency revolving credit facility (the "Revolver") with NationsBank of Texas that was amended on September 30, 1996 to extend the credit commitment date to September 30, 1998. Under the terms of the revolving credit agreement, the Company is required to maintain certain financial ratios and a specific level of consolidated tangible net worth. At September 30, 1997, there was no balance outstanding on the Revolver, but $1,125,000 in letters of credit issued under this facility reduced the balance available to $33,875,000. The letters of credit issued under this facility secure performance of installation projects and self-insurance programs.

         The Company believes that its cash balance, cash generated by operations, and the balance available under the Revolver are adequate to meet its cash requirements over the next year.

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

         Pricing for the Company's products and services is primarily driven by worldwide manufacturing capacity in the industry, and raw material costs. The Company's primary raw material, polyethylene, is occasionally in short supply and subject to substantial price fluctuation in response to market demand. Any increase in the industry's worldwide manufacturing capacity, interruption in raw material supply, or abrupt raw material price increases could have an adverse effect upon the Company's operations and financial performance. Inflation has not had a significant impact on the Company's operations.

         Due to a very competitive market for the Company's products, the Company has not been able to increase it's selling price sufficiently to offset year-on-year resin cost increases. The Company expects fourth quarter profits to be significantly below those reported in the fourth quarter of 1996.

                                    *  *  *

Forward-looking information:

         The statements regarding future financial performance and results, and other statements that are not historical facts contained in this report, are forward-looking statements. The words "expect", "project", "estimate", "predict" and similar expressions are also intended to identify forward-looking statements. Such statements involve risks and uncertainties, including, but not limited to, market factors, market prices, industry manufacturing capacity, availability and cost of raw materials, and other factors detailed herein and in the Company's other Securities and Exchange Commission filings. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

PART II - OTHER INFORMATION

         None

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   GUNDLE/SLT ENVIRONMENTAL, INC.




DATE November 4, 1997                  BY  /S/ Roger J. Klatt
    -------------------                  ------------------------------

                                           ROGER J. KLATT,
                                           SENIOR VICE PRESIDENT &
                                           CHIEF FINANCIAL OFFICER


DATE November 4, 1997                  BY  /S/ ERNEST C. ENGLISH, JR.
    -------------------                  ------------------------------

                                           ERNEST C. ENGLISH, JR.,
                                           CORPORATE CONTROLLER

                              INDEX TO EXHIBITS

EXHIBIT
NUMBER                  DESCRIPTION
------                  -----------

  27                    Financial Data Schedule