Form 10-K405
period 1997-12-31
GUNDLE SLT ENVIRONMENTAL INC
filed 1998-03-05
CIK 805023

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

     [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES ACT OF 1934

                         COMMISSION FILE NUMBER 1-9307

                         GUNDLE/SLT ENVIRONMENTAL, INC.
             (Exact name of registrant as specified in its charter)

                    DELAWARE
        (State or other Jurisdiction of                             22-2731074
         Incorporation or Organization)                (I.R.S. Employer Identification No.)

               19103 GUNDLE ROAD
                 HOUSTON, TEXAS                                       77073
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

                                     NONE.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $45,430,000 as of March 3, 1998. All share amounts included herein have been restated to reflect all previous stock splits.

     The number of shares outstanding of the issuer's common stock, $.01 par value, as of March 3, 1998, was 13,294,880 shares.

     The Registrant's proxy statement to be filed in connection with the Registrant's 1998 Annual Meeting of Stockholders is incorporated by reference into Part III of this report.
================================================================================

                          1997 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I

Item 1.   Business....................................................    1
Item 2.   Properties..................................................    8
Item 3.   Legal Proceedings...........................................    9
Item 4.   Submission of Matters to a Vote of Security Holders.........    9

                                  PART II

Item 5.   Market for the Registrant's Common Equity and Related
            Stockholder Matters.......................................    9
Item 6.   Selected Financial Data.....................................    9
Item 7.   Management's Discussion and Analysis of Results of
            Operations and
            Financial Condition.......................................   10
Item 8.   Consolidated Financial Statements and Supplementary Data....   14
Item 9.   Changes in and Disagreements With Accountants on Accounting
            and Financial Disclosure..................................   36

                                  PART III

Item 10.  Directors and Executive Officers of the Registrant..........   36
Item 11.  Executive Compensation......................................   36
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management................................................   36
Item 13.  Certain Relationships and Related Transactions..............   36

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
            8-K.......................................................   36

                                     PART I

ITEM 1. BUSINESS.

INTRODUCTION

     Gundle/SLT Environmental, Inc. (the "Company") is the world leader in providing geosynthetic lining solutions, products, and services to satisfy customers' needs for protecting the environment.

     The Company is a Delaware corporation formed in 1986. The Company's principal executive offices are located at 19103 Gundle Road, Houston, Texas 77073. The Company's telephone number is (281) 443-8564.

GENERAL

     The Company manufactures, sells and installs synthetic lining systems and products on a worldwide basis principally for the prevention of groundwater contamination from municipal and industrial sources, and for the containment of water and industrial liquids and solids. The Company markets its lining systems primarily to waste management, industrial and mining companies, municipalities and other governmental agencies that own or operate waste, material processing, water treatment or containment facilities, as well as to engineering firms and construction contractors that serve these industries. During the three year period ended December 31, 1997, the Company sold nearly 2 billion square feet of polyethylene membrane to customers in the United States and more than 70 other countries.

     The Company's four primary manufacturing facilities located in the United States, Germany, and the United Kingdom, generate revenue from the direct sale of its products to customers, as well as from the installation of liner systems that incorporate the liners and other products manufactured by or distributed through the Company. On July 27, 1995, the Company merged with SLT Environmental, Inc. (SLT) thereby obtaining additional manufacturing facilities in Houston, Texas, and Rechlin, Germany. Other products include drainage nets, geotextiles, geocomposites, geosynthetic clay liners, vertical barrier walls, geogrids, and specialty concrete attachment products.

     The Company sells and installs its products through its worldwide distribution system consisting of its own sales and installation personnel, as well as a worldwide dealer and distributor organization.

     Geosynthetic lining systems installed by the Company or its independent installers are designed by its customers or third-party engineering firms to meet their particular containment requirements, ranging from a single lining to more complex systems consisting of several liners interlayered with drainage materials, geotextiles, and geogrids. The principal components of the Company's lining systems are geomembranes, manufactured by the Company primarily from polyethylene resins and certain chemical additives comprising a proprietary formula designed to resist weathering and ultraviolet degradation for extended periods of time in an exposed environment. The Company's sheets are generally welded together on the customer's job site using a hot wedge or extrusion welding method. The welded seams are tested as part of its quality assurance program.

     The Company believes that its manufacturing capabilities, quality control procedures, welding processes, and use of high quality resins enable it to produce and install lining systems of the highest quality. The Company provides its customers with a single source for the manufacture, installation, and testing of complete lining systems.

SYNTHETIC LINER INDUSTRY

     The Company manufactures flexible geomembrane liners ("FMLs") that compete directly in some cases with coated textiles and clay soils, as well as FMLs made from other resins. The principal types of FMLs presently available are: high density polyethylene ("HDPE") and other variations of polyethylene, such as very flexible polyethylene ("VFPE"), polyvinyl chloride ("PVC"), ethylene propylene diene terpolymer ("EPDM"), scrim-reinforced chlorosulphonated polyethylene ("Hypalon"), and polypropylene or combinations or variations of these synthetics. Polyethylene membranes have several physical advantages over PVC and other FMLs that include chemical resistance characteristics (e.g., their resistance to various acids, alkalis, aromatic solvents and oils), and certain strength characteristics (e.g., their relative impermeability, puncture resistance and tendency to stretch rather than tear in response to certain types of pressure). HDPE sheeting represents a major portion of the synthetic liner market, particularly for municipal solid waste and other environmentally critical applications. The Company believes the market for synthetic liners in general and polyethylene liners in particular, continues to expand as engineers throughout the world become more familiar with the quality, utility and breadth of product options involving liners manufactured from HDPE and VFPE.

     The Company believes that significant factors in the growth of the world market for FMLs include: laws and regulatory requirements relating to the storage of hazardous and nonhazardous substances (see "Regulatory Background"); increasing public concern for the environment and for protecting groundwater; cost benefits of synthetic liners when compared to more traditional containments such as clay soil, concrete and steel; the inert, sanitary characteristic of polyethylene liners that makes them usable for potable water containment or conveyance and aquaculture ponds; and the increasing use of polyethylene liners in leach pads associated with large scale mining operations.

REGULATORY BACKGROUND -- UNITED STATES

     In the past two decades, substantial regulations have been enacted worldwide relating to the management, treatment, storage, and disposal of waste materials. The Company believes that these regulations have enhanced the market for the Company's lining systems and helped establish the quality, utility, and breadth of product options of HDPE and VFPE lining systems in general.

     The principal U.S. federal statute that has influenced the market for the Company's products is the Resource Conservation and Recovery Act of 1976 ("RCRA") as amended. RCRA provides a comprehensive scheme for the regulation of waste facilities and the storage, treatment, and disposal of wastes. The Environmental Protection Agency (the "EPA"), which is charged with implementing, administering and enforcing RCRA, has adopted regulations under RCRA governing the management and disposal of wastes, including standards for storage areas, incinerators, and landfills.

     RCRA legislation is divided into a number of subtitles, including "Subtitle C -- Hazardous Waste Management" and "Subtitle D -- State or Regional Solid Waste Plans". Regarding synthetic liners, Subtitle D impacts the disposal of all municipal solid waste ("MSW") at roughly 2,700 MSW active landfill sites in the country by providing minimum national standards for the protection of human health and the environment. Regulations adopted under Subtitle D govern the methods by which MSW landfills are sited, designed, built, operated and closed, and impose strict compliance standards with regard to groundwater protection.

     Subtitle D regulations are generally enforced at the state level as a majority of states have created their own regulations that meet or exceed the federal guidelines. EPA approved state programs can permit facilities using alternatives to the federally specified criteria, but alternative liner designs must be proven to be as effective as the minimum design standard. The Subtitle D regulations specify use of a composite liner system consisting of highly impermeable clay plus a geomembrane. The geomembrane must be at least 30 mils (one mil equals 1/1000 of an inch) thick. HDPE liners have been installed in landfills in every state. The Company believes that a broad range of factors favor use of HDPE geomembranes in landfills, including material properties, extensive experience and history.

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

     The Comprehensive Environmental Response, Compensation and Liability Act of 1980 (commonly known as "CERCLA" or the "Superfund" legislation), was enacted in response to the dangers of uncontrolled hazardous waste sites. The Superfund legislation authorizes the EPA to compel owners and operators to clean up hazardous waste sites and, if they fail to do so, authorizes the EPA to perform the cleanup work, using funds appropriated for that purpose by Congress, and then pursue owners or operators for reimbursement.

     The EPA published a presumptive remedy that the use of a liner cap in closed MSW landfills will prevent groundwater contamination and contain subterranean waste plumes. The Company believes its products directly address this application.

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

REGULATORY BACKGROUND -- FOREIGN

     Similar laws and regulatory requirements exist in other countries throughout the world, particularly in the European Community, Japan, and Central and South America, relating to projects that involve intensive water use or that can have an impact on groundwater quality. These activities include agricultural irrigation, livestock feedlots, aquaculture facilities, industrial stormwater runoff containment areas, canals, mining, and tunnels.

PRODUCTS AND SERVICES

     The Company produces a variety of FML products that are used in lining systems. The Company's principal product is a smooth finished HDPE sheet. The sale and installation of HDPE smooth sheeting accounted for approximately 61% , 65% and 55% of the Company's sales in 1997, 1996 and 1995 respectively. The Company manufactures HDPE sheet in thicknesses from 20 to 240 mil (one mil equals 1/1000 of an inch) in varying seamless widths up to 34.5 feet. Sheet width, and consequently, the number of seams required for installation is critical. Seaming represents the major technical difficulty for liner installation. A greater number of seams requires more technical labor and more testing. The Company also manufactures and sells textured HDPE sheet for use on sloping terrain, or where a high friction interface is required.

     The Company manufactures sheeting using low density resins. The Company markets these products as a very flexible polyethylene ("VFPE") membrane with chemical compatibility and temperature tolerance characteristics superior to PVC and other FML products. Applications include landfill caps, mining heap leach pads, and floating covers.

     The Company utilizes its co-extrusion capability to produce sheets with layers consisting of different materials. When co-extruded, these layers become molecularly integrated such that they cannot delaminate. The Company has been awarded a patent for its white-surfaced sheet for use in landfills and waste containment applications. By reflecting radiant heat, the white surfaced sheet reduces the expansion/contraction (wrinkling/bridging) of the liner during installation and protects subgrade soils from desiccation. Under identical exposure conditions, white-surfaced sheets have recorded temperatures as much as 50% lower than standard black geomembranes. In addition, white-surfaced sheets greatly improve installation damage detection and quality by revealing scoring and abrasion as black marks exposed against the white surface. The Company also manufactures this product with a textured surface.

     A patent has been awarded for the Company's electrically conductive sheet product that incorporates a proprietary conductive layer and allows for 100% electric spark testing of the installed liner. Unlike traditional electric leak detection surveys, the Company's conductive sheet spark testing does not require flooding of the containment system with water, which can be expensive and time consuming.

     The Company manufactures a high density polyethylene drainage net, consisting of two sets of HDPE strands intertwined to form a net along which fluid may be conveyed for drainage. The Company bonds geotextiles to one or both sides of the drainage net, which allows one-step installation of drainage media for primary leachate collection where soil is placed directly on top of the drainage layer.

     The Company, under non-exclusive agreements, markets and installs other third-party products such as high-flow net, geogrids, piping, and geotextiles.

     The Company operates four primary geomembrane manufacturing facilities: two in Houston, Texas, one in Rechlin, Germany, and one in Soham, England, using two different extrusion manufacturing technologies for its primary sheeting products: flat cast and round die film. The Company operates a total of thirteen continuous flow extrusion lines, ten for sheeting products and three for its drainage net products. Raw materials are delivered by railcar or truck, and pneumatically transported into storage silos or directly to a production line where it is extruded into sheet or net. Material handling equipment moves the rolls of finished product to a storage yard prior to inspection and final shipment to the customer. The Company's production facilities normally operate continuously throughout the year.

     The Company's joint venture in Egypt utilizes a flat cast continuous flow extrusion line for producing sheet. It manufacturers smooth FML products in thicknesses from 20 mil to 120 mil.

     The Company often provides its customers with completely installed and tested lining systems. The Company employs trained technicians and supervisors who travel to customer job sites and install the lining materials. It also offers installation services on a worldwide basis through a network of trained distributors and subcontractors. In many applications, the Company furnishes a technical supervisor to monitor and provide quality assurance technical advice during the installation process. The sheets are joined in the field using hot wedge or extrusion welders. The hot wedge welder operates by propelling itself along the sheets that are to be joined drawing a hot metal wedge between them. The heated sheets are then fed between pressure rollers, creating a dual track seam. The extrusion welder operates by extruding heated resin through the dual head of the welder, and integrating such material with the resin of the sheets that are to be joined. Both the hot wedge and the extrusion weld result in a homogeneous bond between the sheets, thereby offering the same chemical resistance as the sheet. Because of the homogeneous bond created with the sheet, the Company believes its welding methods are superior to other methods, such as gluing.

     The Company manufactures and sells a geosynthetic clay liner (GCL) that combines the Company's various sheet products with highly expansive sodium bentonite clay. The benefit of the clay layer is that its high swelling capacity seals small punctures accidentally made in an overlaying FML. In addition, the Company manufactures its Studliner product at its Rechlin, Germany, facility, which is used in tunnels and foundations for concrete protection.

     In addition, the Company conducts its own laboratory and onsite testing of its manufactured products. The laboratory tests monitor the quality of incoming raw materials and satisfy all routine tests on the finished product required by the customer's specification. The Company tests the strength and adequacy of the welds on the liners it installs by some combination of the following methods: cutting samples from the liners and destructively testing the weld seam; pressure testing an air channel created in the length of the weld during hot wedge welding; performing vacuum testing for the airtightness of the extrusion weld seam, and electric spark testing of its conductive sheet product. The Company considers the testing of its products and the maintenance of high quality standards essential to the successful operation of its business.

     The Company's research and development efforts focus on the development of new products, new quality control procedures, and new or more efficient manufacturing and installation techniques. Concepts are generated by the Company's internal research efforts, as well as through contacts with potential customers and professionals in the field. The Company's research and development, and quality control expenditures during 1997, 1996 and 1995 were $1,469,000, $1,675,000 and $1,705,000 respectively.

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

     Polyethylene resins are occasionally in short supply and are subject to substantial price fluctuation in response to market demand. The Company has not encountered any significant difficulty to date in obtaining raw materials in sufficient quantities to support its worldwide operations at current or expected near-term future levels. But, any significant interruption in raw material supplies or abrupt increases in raw material prices could have an adverse effect upon the Company's operations. The Company has ongoing programs of working with its suppliers to ensure quality, supply, and new product development.

APPLICATIONS

     The following table sets forth the principal applications of the Company's lining systems, the dollar amounts (in thousands), and the percentages of net sales for each application for the past three years.

                          SALES BY MARKET APPLICATION

                                                          YEAR ENDED DECEMBER 31,
                                              ------------------------------------------------
                                                1997      %      1996      %      1995      %
                                              --------   ---   --------   ---   --------   ---
Solid Waste Containment.....................  $122,681    62%  $121,624    58%  $148,738    60%
Mining......................................    21,844    11     32,729    16     40,680    16
Hazardous Waste Containment.................    14,765     7      6,003     3      4,282     2
Liquid Containment..........................    23,059    12     19,980     9     22,067     9
Other Applications..........................    16,969     8     29,036    14     32,296    13
                                              --------   ---   --------   ---   --------   ---
Total Net Sales.............................  $199,318   100%  $209,372   100%  $248,063   100%
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

     Hazardous Waste Containment. Synthetic liners are used for containment of both solid and liquid hazardous waste. The Hazardous and Solid Waste Amendments of 1984 mandate the use of synthetic lining systems at all new hazardous waste landfill sites, and at all new ponds containing certain hazardous liquids.

     Liquid Containment. Applications such as aquaculture ponds, wastewater ponds for municipal sewage treatment, industrial process liquid containment, tank lining, stormwater runoff containment, potable water reservoirs, irrigation canals, erosion control along banks, and decorative ponds often require the use of liners to contain liquids or protect concrete. A growing application in the agriculture market is the use of synthetic liner for the cost effective containment of organic wastes in commercial pig and cattle feed lot operations.

     Other Applications. Synthetic liners are used in various other industrial and non-industrial applications, including secondary containment, tunnel waterproofing and prefabricated products. Synthetic liners also are used as floating covers on liquid or semi-solid surfaces to protect the covered elements from water and other elements in the environment, control odor, promote anaerobic digestion of organic wastes and capture the resultant methane gas produced. The Company is continually evaluating other industries in which its lining systems might have commercially viable applications.

MARKETING AND SALES

     The Company conducts a worldwide direct sales effort focused on engineers, general contractors, facility owners, and government officials who are responsible for designing projects and awarding construction contracts involving the installation of synthetic lining systems. It has sales personnel located in the United States, France, Germany, the United Kingdom, Italy, the Netherlands, Singapore, Australia, Egypt and the United Arab Emirates. The Company also sells material to a select group of domestic installation companies and through a network of independent commercial agents and distributors throughout the world. In 1997 the Company entered into a joint-venture arrangement to sell its products in the United Arab Emirates. The joint-venture commenced operations by opening a warehouse and sales office in the duty free zone in the Jebel Ali Free Zone in Dubai.

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

     In the United States, the Company sells liners generally through construction contracts awarded on the basis of a competitive bidding process or directly to independent installers. When the Company sells pursuant to construction contracts, the customer's bid proposal specifies the design and performance criteria for the lining system to be constructed. If the Company is awarded the contract, the remainder of the contractual terms are negotiated with the customer, or with the customer's general contractor. The contract price covers the cost of manufacturing the lining material, other third party products, and the labor and other costs involved in installation, welding and testing. The Company also may indemnify the site owner or general contractor for certain damages resulting from the negligence of the Company's employees. The Company often is required to post bid and performance bonds covering the full amount of an installation contract. In most contracts, the Company provides the customer with specified limited warranties as to material quality and workmanship. These limited warranties may last for up to 20 years, but are generally limited to repair or replacement by the Company of the defective liner or installation up to the dollar amount of the contract involved, on a prorated basis.

     The Company's foreign manufacturing subsidiaries generally sell liners to independent installers on the basis of a competitive bidding process. In some foreign contracts, the Company provides the customer with specified limited warranties as to material quality. Some of the Company's foreign subsidiaries also sell through construction contracts.

     In 1997, 1996 and 1995, respectfully, 52%, 54% and 51% of the Company's net sales were to customers in the United States.

     During 1997, 1996 and 1995, no single customer accounted for 10% or more of the Company's net sales. The Company believes that the loss of any one customer would not have a material adverse effect on the Company's financial position or results of operations.

PRODUCT LIABILITY AND INSURANCE

     Although the Company is not exposed to the type of potential liability that might arise from being in the business of handling, transporting, or storing hazardous wastes or materials, the Company could be susceptible to liability for environmental damage or personal injury resulting from defects in the Company's products, or negligence by Company employees in the installation of its lining systems. Such liability could be substantial because of the potential that hazardous or other waste materials might leak out of their containment system into the environment. The Company maintains liability insurance, which includes pollution coverage in amounts that it believes to be prudent. However, there is no assurance that this coverage will remain available to the Company. The Company has experienced no material losses from defects in products and installations. But, the Company's claims experience to date may not be a meaningful measure of its potential exposure for product liability.

BACKLOG

     The backlog of unfilled orders at December 31, 1997, was $59.6 million compared with $57.2 million at December 31, 1996. It is anticipated that, subject to weather and other construction-related delays, the majority of the value of construction contracts and customer purchase orders included in backlog at December 31, 1997, will be completed or filled prior to December 31, 1998. Contracts and commitments for products and services are occasionally varied, modified, or canceled by mutual consent.

SEASONALITY AND OTHER BUSINESS CONDITIONS

     The Company's operations are subject to seasonal fluctuation with the greatest volume of product deliveries and installations typically occurring during the summer and fall. In addition, scheduled deliveries are often subject to delay at the customers' request to correspond with customers' annual budgetary and permitting cycles. With the Company's manufacturing facilities in the United States, Germany, England, and Egypt, the Company is attempting to mitigate the seasonal fluctuation on its delivery and installation schedules. See Supplementary Data.

COMPETITION

     The Company believes that there are approximately 30 companies engaged in the production of various synthetic liners worldwide. At least 12 of these companies compete directly with the Company throughout the world. The principal competitive factors within the synthetic liner market are performance of the lining system, installation capability and price. The Company believes that it has been able to maintain its position within the synthetic lining market because of the performance advantages of the Company's lining systems over other types of liners available, the convenience to the customer of having the Company take sole responsibility for the manufacture, installation and testing of its lining systems, and by being price competitive. Although the Company is a leading supplier of synthetic lining systems, certain of the Company's existing competitors are subsidiaries of larger companies that have greater financial resources than the Company. The possibility exists that other companies with more significant resources than the Company could enter the synthetic lining market.

EMPLOYEES

     As of December 31, 1997, the Company had 851 employees, of whom 622 were employed in the United States and 229 in foreign locations. During peak construction periods in the summer and fall months, the Company's workforce increases. During the winter months, the Company's workforce is maintained at levels somewhat below the peak staffing levels experienced during the summer and fall months. Some of the Company's full-time employees in foreign locations are unionized, but, the Company has never experienced a strike or walkout. The Company believes its employee relations are satisfactory.

PATENTS AND PROPRIETARY INFORMATION

     The Company has been awarded patents for the "GSE White(TM)", "GSE Conductive(TM)" and "GSE CurtainWall(R)" products, as well as the "FrictionFlex(R)" texturing process. The Company has other patents and pending applications. The Company's manufacturing, welding and testing processes also involve proprietary information and know-how. See "Products and Services". The Company has registered its new trademark and logo ("GSE") with the U.S. Office of Patent and Trademark and is in the process of registering this new trademark in select foreign countries.

ITEM 2. PROPERTIES.

UNITED STATES

     The Company's corporate headquarters and one of its manufacturing facilities are situated on a 21.5-acre tract of Company-owned land located in an industrial park in north Houston. This location has 31,400 square feet of office space in two buildings, housing executive, administrative, marketing, and accounting personnel. The manufacturing plant is a 67,000 square foot building of metal skin over steel frame construction that contains seven continuous flow liner extrusion lines. This manufacturing facility also houses one continuous flow drainage net extruder. In addition, fabrication services and equipment are housed in a 12,000 square foot facility located on the premises.

     A second manufacturing facility in Houston occupies 16.9 acres with 3,300 square feet of office space, and 83,000 square feet of manufacturing facilities. A continuous flow extrusion line operates on this site, as well as geonet, geocomposite and texturing lines.

     The Company has a manufacturing facility located in Spearfish, South Dakota, that manufactures the Company's GCL. This 16,000 square foot facility contains one production line.

GERMANY

     The administrative offices of GSE Lining Technology GmbH, the Company's German subsidiary, are located in Hamburg, Germany. The manufacturing facility, located in Rechlin, Germany, on 8.2 acres, supplies polyethylene sheet to customers in Europe. The Company operates a continuous flow extrusion line and two texturing lines on this site.

UNITED KINGDOM

     The administrative offices of SGS Geosystems Limited (SGS(TM)) and GSE Lining Technology Ltd., two of the Company's United Kingdom subsidiaries, are located on a .75 acre leased site in Soham, England. This location has 2,433 square feet of office space and 10,652 square feet of manufacturing facilities. SGS operates a continuous flow extrusion line on this site.

EGYPT

     The Company owns a 50% interest in two joint ventures, Hyma/GSE Manufacturing Co. (Hyma/GSE) and Hyma/GSE Lining Technology Co., a manufacturing company and a trading company, respectively. The administrative offices for these ventures are in a small leased facility in Cairo. Hyma/GSE's manufacturing facilities are located on a 1.1 acre leased site located outside of Cairo. Located on this site are two buildings totaling 34,262 square feet that house the manufacturing equipment. A single continuous flow extrusion line is operated on this site.

OTHER

     The Company also leases sales or installation offices located in the United Kingdom, Singapore, Australia, and Dubai.

ITEM 3. LEGAL PROCEEDINGS.

     For information concerning various legal proceedings involving the Company, see Note 17 of the Notes to the Consolidated Financial Statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

     The common stock of the Company trades on the New York Stock Exchange
(NYSE) under the symbol GSE. The following table shows the range of high and low sale prices for the common stock on the New York Stock Exchange through December 31, 1997 for the periods indicated.

                                                                        YEAR ENDED DECEMBER 31,
                                                              --------------------------------------------
                                                                      1997                    1996
                                                              --------------------    --------------------
                                                                HIGH        LOW         HIGH        LOW
                                                                ----        ---         ----        ---
First Quarter...............................................     9 1/4       6 1/2       6 1/2       5 1/4
Second Quarter..............................................     7 7/8       4 5/8       7 1/2       5 1/4
Third Quarter...............................................     5 7/8       4 1/2       6 7/8       5 1/2
Fourth Quarter..............................................     5 7/8       4 5/8       7 7/16      5 5/16

     The approximate number of record holders of the Company's common stock at March 3, 1998, was 420. Management estimates that the aggregate number of beneficial holders exceeds 3,500.

ITEM 6. SELECTED FINANCIAL DATA.
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                         YEAR ENDED DECEMBER 31,
                                           ----------------------------------------------------
                                             1997       1996       1995       1994       1993
                                           --------   --------   --------   --------   --------
INCOME STATEMENT DATA:
  Net sales..............................  $199,318   $209,372   $248,063   $223,328   $185,805
  Gross profit...........................    36,101     49,871     47,690     46,572     34,120
  Nonrecurring charges...................        --         --     15,270         --         --
  Operating income.......................    10,613     22,562      3,727     14,805      5,349
  Interest expense, net..................     2,191      3,230      5,350      4,521      4,710
  Income (loss) before income taxes......     7,846     20,080     (1,296)    10,775        425
  Net income (loss)......................     4,550     11,646     (2,231)     7,545      1,874
  Basic and diluted earnings (loss) per
     common share........................       .29        .67       (.13)       .44        .11
BALANCE SHEET DATA:
  Working capital........................  $ 60,461   $ 86,585   $ 79,546   $ 61,680   $ 43,384
  Total assets...........................   177,961    204,046    196,021    211,182    177,753
  Total debt.............................    43,395     49,740     55,573     60,834     57,981
  Stockholders' equity...................    86,110    109,513     97,550     98,478     81,925

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

RESULTS OF OPERATIONS

  General

     On July 27, 1995, the Company merged (the Merger) with SLT Environmental, Inc. (SLT). SLT manufactured and installed synthetic lining systems and operated manufacturing facilities in Rechlin, Germany, and Houston, Texas. The stockholder of SLT received 7,000,000 shares of the Company's common stock for all issued and outstanding shares of SLT common stock. The Merger was accounted for as a pooling of interests. Accordingly, the Company's financial statements have been restated to include the results of SLT for all periods presented.

     On January 23, 1997, the Company purchased 2,071,656 shares of its common stock at a price of $7.00 per share for a total cost of $14,502,000. On December 16, 1997, the Company purchased 2,200,000 shares of its common stock at a price of $5.40 per share for a total cost of $11,880,000. Both of these transactions were funded from the Company's available cash. At December 31, 1997, the Company had 13,279,655 shares outstanding.

  Year Ended December 31, 1997, Versus Year Ended December 31, 1996

     The Company's net sales of $199,318,000 decreased $10,054,000, or 5%, in 1997 from the $209,372,000 reported in 1996. Seventy percent of this net decrease resulted from the cumulative decrease in the US dollar value of the functional currencies of the Company's foreign operating units. The balance of the decrease is net changes in product and service prices and a one percent increase in units sold. Sales to the North American market were $104,022,000 in 1997 compared with $114,339,000 in 1996. North American sales, in units, were down 9% from 1996. Sales to foreign markets were $95,296,000 in 1997 compared with $95,033,000 in 1996. Sales, in units, to foreign markets were up 12% from 1996.

     Gross profit was $36,101,000 in 1997 compared to $49,871,000 in 1996. This 28% decrease of $13,770,000 was primarily driven by excess market capacity. 1997 selling prices of product were held slightly lower than 1996's by the competitive markets. At the same time, the average cost of raw material, polyethylene, increased approximately 22%. Higher costs on lower sales volume resulted in a drop in gross profit margin to 18% of sales in 1997 from 24% of sales in 1996.

     Selling, general and administrative expenses of $24,107,000 were $2,113,000 lower in 1997 than in 1996. Expenses were down in the Company's foreign operating units by nearly $2,000,000. Approximately $800,000 of this reduction resulted from the net lower US dollar value of the foreign units' functional currencies. The balance of this reduction was spread about equally between the Company's major foreign operations.

     Interest expense was $828,000 lower in 1997 than in 1996. This reduction was the result of a lower level of average debt outstanding and a lower effective interest rate. During 1997 the company repaid $5,000,000 of 11.17% interest rate debt. Interest expense was also reduced by the Company's cross currency debt and interest rate swap completed late in 1996 discussed in Note 9 of the Notes to Consolidated Financial Statements.

     Interest income of $1,796,000 in 1997 compared with $1,585,000 in 1996. This increase was the result of higher levels of short term investments in 1997. Short term investments were reduced $11,880,000 in December 1997 to repurchase 2,200,000 shares of the Company's common shares.

     Foreign exchange losses of $334,000 were recorded in 1997 compared with foreign exchange gains of $683,000 in 1996. These gains and losses result from the Company's foreign operating units entering into sales and purchases in currencies other than their functional currency.

     Other expense, net was $242,000 in 1997 compared with $65,000 of income in 1996. In 1996 approximately $200,000 of income was recorded from gains on hedging transactions.

     The Company's provision for income taxes was $3,296,000 in 1997 compared with $8,434,000 in 1996. The tax provision in both years was provided at statutory rates adjusted for permanent differences.

  Year Ended December 31, 1996, Versus Year Ended December 31, 1995

     The Company's net sales decreased $38,691,000 or 16% in 1996 compared with 1995. This decrease was driven by lower prices as unit sales volume was the same year to year. Sales price follows raw material cost, which was down considerably during the first half of 1996. Geographically, unit sales volumes were up slightly in North America and up over 7% in Europe. These increases were offset by the lower unit sales in Latin and South America and the Middle East/Africa.

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

     Selling, general and administrative expenses declined $1,565,000 or 6% in 1996 compared with 1995. Expenses in the United States declined nearly $2,500,000, but this decrease was offset by increased expenses in Europe. The increase in expenses in Europe was due to the acquisition of SGS Geosystems Limited in 1996. Excluding this acquisition, expenses outside the U.S. were comparable with the prior year.

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

     Other income declined from $447,000 in 1995 to $65,000 in 1996. In 1995, approximately $500,000 of other income was recorded in connection with the receipt of a development grant for the Company's investment in its German manufacturing facility.

     The Company's provision for income taxes was $8,434,000 in 1996 compared with $935,000 in 1995. The tax provision in both years was provided at the statutory rates adjusted for permanent differences. The 1995 provision, on a pretax loss of $1,296,000, was due to the nondeductibility of certain expenses, particularly merger and meals and entertainment expenses and goodwill amortization.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1997, the Company had working capital of $60,461,000 of which $24,844,000 was cash and cash equivalents. The Company's cash, inventory and receivable balances fluctuate from quarter to quarter due to the seasonality of sales. The Company's capital structure consisted of $43,395,000 in debt and $86,110,000 in stockholders' equity at December 31, 1997.

     The Company has a $35,000,000 multi-currency revolving credit facility (the "Revolver") with NationsBank of Texas, N.A. as agent bank. The Revolver, as amended, matures on September 30, 1999 and bears interest, at the Company's option, at the bank's prime rate or LIBOR plus an applicable margin based on the ratio of funded debt to total capitalization. An annual commitment fee of up to 3/8% is payable on any unused portion of the facility. Under the terms of the revolving line of credit agreement, the Company is required to maintain certain financial ratios and a specific level of consolidated tangible net worth. At December 31, 1997, and December 31, 1996, there was no balance outstanding on the Revolver. However, at December 31, 1997, letters of credit issued under this facility totaled $1,125,000 thereby reducing the balance available to $33,875,000 (see Note 8 of the Notes to Consolidated Financial Statements). The letters of credit issued under this facility secure performance of installation projects and self-insurance programs.

     On June 15, 1998, the Company will make a $5,000,000 principal payment on its 11.17% Notes. The Company believes that its cash balance, cash generated by operations and the balance available under the Revolver are adequate to meet any other foreseeable cash requirements during 1998.

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

     The Company's products are sometimes sold into foreign markets with extended terms, secured by an irrevocable letter of credit from a customer's bank. Payment terms may extend up to six months. At December 31, 1997, the Company had a U.S. dollar receivable of $3,666,000 from an Indonesian customer secured by an irrevocable letter of credit issued by an Indonesian bank, maturing in 1998. Indonesia is experiencing economic and currency difficulties which could create the potential for non-performance under the terms of this letter of credit by the Indonesian bank. Management has complied with all the terms of the letter of credit and has requested payment from the bank with the first payment due in March 1998. There has been no indication that the bank will not perform under the terms of the letter of credit, and therefore, there has been no provision made in the financial statements for any possible difficulty in collecting under this irrevocable letter of credit.

     There currently is excess manufacturing capacity in the market place. The Company was not able to increase its product selling prices in 1997 to cover its increased cost of raw material, polyethylene, which severely reduced its net income in 1997 from 1996. The Company does not expect the market's excess manufacturing capacity to change in 1998, and believes that its product profit margins may deteriorate further in 1998.

     Pricing for the Company's products and services are principally driven by worldwide manufacturing capacity in the industry and raw material costs. The Company's primary raw material occasionally is in short supply and is subject to substantial price fluctuation in response to market demand. Any increase in worldwide manufacturing capacity, interruption in raw material supply or abrupt raw material price increase could have an adverse effect upon the Company's operations. Inflation has not had a significant impact in the Company's operation.

YEAR 2000 COMPLIANCE

     The Company has been evaluating and upgrading its computer systems to make its U.S. operations more efficient since the merger with SLT in 1995. This evaluation culminated with the Company purchasing the JDEdwards suite of systems. These systems will replace all of the U.S. legacy systems, which are not year 2000 compliant, by the end of 1998. Final implementation of all features of the JDEdwards systems will be made in 1999. The Company has contracted with JDEdwards to help it install the new software in the U.S. The approximate cost of the U.S. project is $3,000,000. During 1998, the Company will be evaluating using the JDEdwards systems in its German operations with implementation of a new system in 1999. The Company's other foreign operations are year 2000 compliant.

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

     This Form 10-K contains certain forward-looking statements as such term is defined in the Private Securities Litigation Reform Act of 1995, and information relating to the Company and its subsidiaries that are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. When used in this report, the words, "anticipate", "believe", "estimate", "expect", "intend" and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitations, competitive market factors, worldwide manufacturing capacity in the industry, general economic conditions around the world, raw material pricing and supply, governmental regulation and supervision, seasonality, distribution networks, and other factors described herein. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
Gundle/SLT Environmental, Inc.

     We have audited the accompanying consolidated balance sheets of Gundle/SLT Environmental, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gundle/SLT Environmental, Inc. and subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

ERNST & YOUNG LLP

Houston, Texas
January 30, 1998

                         GUNDLE/SLT ENVIRONMENTAL, INC.

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1997       1996
                                                              --------   --------
Current assets:
  Cash and cash equivalents.................................  $ 24,844   $ 43,122
  Accounts receivable:
     Trade, net.............................................    52,672     51,384
     Other..................................................       934      2,122
  Contracts in progress.....................................     2,189      3,948
  Inventory.................................................    22,000     21,430
  Deferred income taxes.....................................     6,408      6,991
  Prepaid expenses and other................................       913      2,154
                                                              --------   --------
          Total current assets..............................   109,960    131,151
Property, plant and equipment, net..........................    35,283     40,282
Excess of purchase price over fair value of net assets
  acquired, net.............................................    28,118     29,858
Other assets................................................     4,600      2,755
                                                              --------   --------
                                                              $177,961   $204,046
                                                              ========   ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities..................  $ 39,835   $ 33,138
  Advance billings on contracts in progress.................       725        936
  Current portion of long-term debt.........................     5,767      5,648
  Income taxes payable......................................     2,400      2,976
  Deferred income taxes.....................................       772      1,868
                                                              --------   --------
          Total current liabilities.........................    49,499     44,566
Deferred income taxes.......................................     3,297      4,584
Long-term debt..............................................    37,628     44,092
Other liabilities...........................................     1,427      1,291
Stockholders' equity:
  Preferred stock, $1.00 par value, 1,000,000 shares
     authorized, no shares issued or outstanding............        --         --
  Common stock, $.01 par value, 30,000,000 shares
     authorized, 18,087,111 and 17,872,174 shares issued....       180        179
  Additional paid-in capital................................    69,929     69,405
  Retained earnings.........................................    46,350     41,800
  Unearned compensation.....................................    (1,051)    (1,204)
  Cumulative translation adjustment.........................     1,351      3,600
                                                              --------   --------
                                                               116,759    113,780
  Treasury stock at cost, 4,807,456 shares and 500,000
     shares.................................................   (30,649)    (4,267)
                                                              --------   --------
          Total stockholders' equity........................    86,110    109,513
                                                              --------   --------
                                                              $177,961   $204,046
                                                              ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                         GUNDLE/SLT ENVIRONMENTAL, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1997        1996        1995
                                                             --------    --------    --------
Net sales..................................................  $199,318    $209,372    $248,063
Cost of sales..............................................   163,217     159,501     200,373
                                                             --------    --------    --------
Gross profit...............................................    36,101      49,871      47,690
Selling, general and administrative expenses...............    24,107      26,220      27,785
Amortization of goodwill...................................     1,381       1,089         908
Nonrecurring charges.......................................        --          --      15,270
                                                             --------    --------    --------
Operating income...........................................    10,613      22,562       3,727
Other expenses:
  Interest expense.........................................     3,987       4,815       5,956
  Interest income..........................................    (1,796)     (1,585)       (606)
  Foreign exchange (gain) loss.............................       334        (683)        120
  Other, net...............................................       242         (65)       (447)
                                                             --------    --------    --------
Income (loss) before income taxes..........................     7,846      20,080      (1,296)
Provision for income taxes.................................     3,296       8,434         935
                                                             --------    --------    --------
Net income (loss)..........................................  $  4,550    $ 11,646    $ (2,231)
                                                             ========    ========    ========
Basic and diluted earnings (loss) per common share.........  $   0.29    $   0.67    $  (0.13)
                                                             ========    ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                         GUNDLE/SLT ENVIRONMENTAL, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                               COMMON STOCK     ADDITIONAL              CUMULATIVE                    TREASURY STOCK
                              ---------------    PAID-IN     RETAINED   TRANSLATION     UNEARNED     -----------------
                              SHARES   AMOUNT    CAPITAL     EARNINGS   ADJUSTMENT    COMPENSATION   SHARES    AMOUNT     TOTAL
                              ------   ------   ----------   --------   -----------   ------------   ------   --------   --------
BALANCE AT DECEMBER 31,
  1994......................  17,685    $177     $68,216     $32,385      $ 1,967       $    --        500    $ (4,267)  $ 98,478
  Exercise of stock
    options.................       4      --          16          --           --            --         --          --         16
  Purchases under the
    Employee Stock Purchase
    Plan....................       7      --          38          --           --            --         --          --         38
  Cumulative translation
    adjustment..............      --      --          --          --        1,249            --         --          --      1,249
  Net loss..................      --                  --      (2,231)          --            --         --          --     (2,231)
                              ------    ----     -------     -------      -------       -------      -----    --------   --------
BALANCE AT DECEMBER 31,
  1995......................  17,696     177      68,270      30,154        3,216            --        500      (4,267)    97,550
  Exercise of stock
    options.................      15      --          76          --           --            --         --          --         76
  Restricted stock grant....     157       2       1,037          --           --        (1,204)        --          --       (165)
  Purchases under the
    Employee Stock Purchase
    Plan....................       4      --          22          --           --            --         --          --         22
  Cumulative translation
    adjustment..............      --      --          --          --          384            --         --          --        384
  Net income................      --      --          --      11,646           --            --         --          --     11,646
                              ------    ----     -------     -------      -------       -------      -----    --------   --------
BALANCE AT DECEMBER 31,
  1996......................  17,872     179      69,405      41,800        3,600        (1,204)       500      (4,267)   109,513
  Exercise of stock
    options.................      70      --         488          --           --            --         --          --        488
  Restricted stock grant....     139       1           8          --           --           153         35          --        162
  Purchases under the
    Employee Stock Purchase
    Plan....................       6      --          28          --           --            --         --          --         28
  Cumulative translation
    adjustment..............      --      --          --          --       (2,249)           --         --          --     (2,249)
  Net income................      --      --          --       4,550           --            --         --          --      4,550
  Treasury stock
    purchases...............      --      --          --          --           --            --      4,272     (26,382)   (26,382)
                              ------    ----     -------     -------      -------       -------      -----    --------   --------
BALANCE AT DECEMBER 31,
  1997......................  18,087    $180     $69,929     $46,350      $ 1,351       $(1,051)     4,807    $(30,649)  $ 86,110
                              ======    ====     =======     =======      =======       =======      =====    ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                         GUNDLE/SLT ENVIRONMENTAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                                1997      1996       1995
                                                              --------   -------   --------
Cash flows from operating activities:
  Net income (loss).........................................  $  4,550   $11,646   $ (2,231)
  Adjustments to reconcile net income (loss) to cash
     provided by (used in) operating activities:
     Depreciation...........................................     7,148     8,012      8,123
     Amortization of goodwill...............................     1,381     1,089        908
     Amortization of debt issuance costs....................       120        52         40
     Amortization of unearned compensation..................       164       516         --
     Deferred income taxes..................................      (749)     (957)    (1,573)
     Gain on sale of assets.................................      (271)     (186)       (86)
     Write down of assets...................................        --        --      8,470
     Increase (decrease) in cash due to changes in assets
       and liabilities:
       Accounts receivable net..............................    (2,292)   16,612     10,802
       Costs and estimated earnings in excess of billings on
          contracts in progress.............................     1,345     6,401     (1,200)
       Inventory............................................    (1,434)     (942)     2,222
       Prepaid expenses and other, net......................       856      (217)      (965)
       Accounts payable and accrued liabilities.............     7,166    (3,387)    (8,535)
       Advance billings on contracts in progress............      (181)      358        135
       Income taxes payable.................................      (576)    3,101     (1,914)
                                                              --------   -------   --------
          Net cash provided by (used in) operating
            activities......................................    17,227    42,098     14,196
                                                              --------   -------   --------
Cash flows from investing activities:
  Additions to property, plant and equipment................    (3,769)   (4,526)    (4,135)
  Proceeds from the sale of equipment.......................       450     1,173        860
  Payments for acquisition of a business, net of cash
     acquired...............................................        --    (4,774)        --
  Advances to affiliates and other, net.....................      (123)   (1,696)      (387)
                                                              --------   -------   --------
          Net cash provided by (used in) investing
            activities......................................    (3,442)   (9,823)    (3,662)
                                                              --------   -------   --------
Cash flows from financing activities:
  Payments on short-term debt, net..........................        --        --    (12,467)
  Proceeds from long-term debt..............................        --        --     25,000
  Repayments of long-term debt..............................    (5,916)   (6,242)   (17,692)
  Proceeds from the exercise of stock options and purchases
     under the employee stock purchase plan.................       486        98         54
  Repurchase of common stock................................   (26,382)       --         --
  Other.....................................................        --       467         --
                                                              --------   -------   --------
          Net cash provided by (used in) financing
            activities......................................   (31,812)   (5,677)    (5,105)
Effect of exchange rate changes on cash.....................      (251)      467      1,140
                                                              --------   -------   --------
Net increase (decrease) in cash and cash equivalents........   (18,278)   27,065      6,569
Cash and cash equivalents at beginning of year..............    43,122    16,057      9,488
                                                              --------   -------   --------
Cash and cash equivalents at end of year....................  $ 24,844   $43,122   $ 16,057
                                                              ========   =======   ========
Cash paid for interest......................................  $  4,152   $ 4,697   $  4,856
                                                              ========   =======   ========
Cash paid for income taxes..................................  $  4,764   $ 6,631   $  5,184
                                                              ========   =======   ========

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

  Property, plant and equipment --

     Costs of additions and major improvements are capitalized, whereas maintenance and repairs which do not improve or extend the life of the asset are charged to expense as incurred. When items are retired or otherwise disposed of, income is charged or credited for the difference between net book value and proceeds realized thereon. Interest costs incurred in construction of assets are capitalized and depreciated over the useful life of the asset. Depreciation is computed using the straight-line method, based on the estimated useful lives of the assets. Total repairs and maintenance expense during 1997, 1996 and 1995 was $2,411,000, $2,404,000 and $2,650,000, respectively.

  Excess of purchase price over fair value of net assets acquired --

     The excess of the aggregate price paid by the Company in the acquisition of businesses, accounted for as a purchase, over the fair market value of the net assets acquired is amortized on a straight-line basis over periods not exceeding 40 years. The carrying value of the excess of purchase price over fair value of net assets acquired is reviewed if the facts and circumstances suggest that it may be impaired. If this review indicates that the carrying value will not be recoverable, determined based on the undiscounted cash flows of the entity acquired over the remaining amortization period, it is reduced to the discounted cash flow value. As of December 31, 1997 and 1996, accumulated amortization was $11,195,000 and $9,984,000, respectively.

  Revenue and cost recognition --

     The Company recognizes revenue upon shipment of product to the customer except when work is being performed under an installation contract. Revenues from installation contracts are recognized on the percentage-of-completion method measured by the percentage of costs incurred to total estimated costs for each contract.

                         GUNDLE/SLT ENVIRONMENTAL, INC.

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

     Selling, general and administrative costs are charged to expense as incurred.

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

                         GUNDLE/SLT ENVIRONMENTAL, INC.

foreign exchange rates with the gains and losses recorded in the equity section of the balance sheet. The differential paid or received on the interest rate component is recognized as an adjustment to interest expense.

  Earnings per common share --

     In 1997, the Financial Accounting Standards Board Issued Statement No. 128 Earnings per Share. Statement 128 replaces the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented and, where appropriate, restated to conform to the Statement 128 requirments.

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

  Reclassifications --

     The accompanying consolidated financial statements for 1995 and 1996 contain certain reclassifications to conform with the presentation used in 1997.

  Accounting Changes --

     In 1997, the FASB issued Statement No. 130, Reporting Comprehensive Income and Statement No. 131, Disclosures about Segments of an Enterprise and Related Information. These statements, which are effective for periods beginning after December 15, 1997, expand and modify disclosures and, accordingly, will have no impact on the Company's reported financial position, results of operations, or cash flows.

                         GUNDLE/SLT ENVIRONMENTAL, INC.

(3) TRADE RECEIVABLES --

     Trade receivables consisted of the following at December 31:

                                                               1997       1996
                                                              -------    -------
                                                                (IN THOUSANDS)
Direct sales................................................  $30,233    $29,231
Contracts:
  Completed.................................................   20,646     17,425
  In progress...............................................    3,821      7,280
  Retainage.................................................    2,319      2,872
                                                              -------    -------
                                                               57,019     56,808
Allowance for doubtful accounts.............................   (4,347)    (5,424)
                                                              -------    -------
                                                              $52,672    $51,384
                                                              =======    =======

(4) ACCOUNTING FOR INSTALLATION CONTRACTS --

     The following summarizes installation contracts in progress at December 31:

                                                                1997       1996
                                                              --------    -------
                                                                (IN THOUSANDS)
Costs incurred on contracts in progress.....................  $ 85,371    $64,576
Estimated earnings, net of losses...........................    16,137     12,271
                                                              --------    -------
                                                               101,508     76,847
  Less -- billings to date..................................   100,044     73,835
                                                              --------    -------
                                                              $  1,464    $ 3,012
                                                              ========    =======
Included in the accompanying balance sheet under the
  following captions:
  Contracts in progress.....................................  $  2,189    $ 3,948
  Advance billings..........................................      (725)      (936)
                                                              --------    -------
                                                              $  1,464    $ 3,012
                                                              ========    =======

(5) INVENTORY --

     Inventory consisted of the following at December 31:

                                                               1997       1996
                                                              -------    -------
                                                                (IN THOUSANDS)
Raw materials and supplies..................................  $ 6,812    $ 5,084
Finished goods..............................................   15,188     16,346
                                                              -------    -------
                                                              $22,000    $21,430
                                                              =======    =======

                         GUNDLE/SLT ENVIRONMENTAL, INC.

(6) PROPERTY, PLANT AND EQUIPMENT --

     Property, plant and equipment consisted of the following at December 31:

                                                                1997        1996
                                                              --------    --------
                                                                 (IN THOUSANDS)
Land........................................................  $  2,959    $  3,001
Buildings and improvements..................................    14,030      14,013
Machinery and equipment.....................................    70,259      70,188
Furniture and fixtures......................................     1,533       1,638
                                                              --------    --------
                                                                88,781      88,840
Less -- accumulated depreciation............................   (53,498)    (48,558)
                                                              --------    --------
                                                              $ 35,283    $ 40,282
                                                              ========    ========

(7) ACCOUNTS PAYABLE AND ACCRUED LIABILITIES --

     Accounts payable and accrued liabilities consisted of the following at December 31:

                                                               1997       1996
                                                              -------    -------
                                                                (IN THOUSANDS)
Trade accounts payable......................................  $21,967    $12,534
Self-insurance reserves.....................................    2,952      3,775
Compensation and benefits...................................    3,105      3,753
Accrued construction costs..................................    2,382      2,833
Taxes, other than income....................................    1,000        981
Other accrued liabilities...................................    8,429      9,262
                                                              -------    -------
                                                              $39,835    $33,138
                                                              =======    =======

                         GUNDLE/SLT ENVIRONMENTAL, INC.

(8) LONG-TERM DEBT --

     Long-term debt consisted of the following at December 31:

                                                               1997       1996
                                                              -------    -------
                                                                (IN THOUSANDS)
Revolving line of credit payable to banks, interest due
  quarterly.................................................  $    --    $    --
11.17% Notes due June 15, 2000, with required annual
  principal payments of $5,000,000 on June 15, interest
  payable quarterly at 11.17%...............................   15,000     20,000
7.34% Notes due August 1, 2005, with required annual
  principal payments of $5,000,000 beginning August 1, 2001,
  interest payable semi-annually at 7.34%...................   25,000     25,000
8% Promissory Note due December 31, 2004, with required
  annual principal and interest payments of $206,000 on
  December 31...............................................    1,072      1,172
Installment loans, denominated in Deutsche Marks, due
  September, 2002, with required semi-annual principal and
  interest payments, interest rates ranging from 7.5% to
  8.0%, secured by property and plant.......................    2,114      3,069
Installment loan, denominated in British Pounds, due
  September 2, 1998, with required quarterly principal and
  interest payments, interest rate at 11%, secured by
  equipment.................................................      209        499
                                                              -------    -------
                                                               43,395     49,740
  Less -- current maturities................................   (5,767)    (5,648)
                                                              -------    -------
                                                              $37,628    $44,092
                                                              =======    =======

     The Company entered into a $35,000,000 multi-currency revolving credit facility (the "Revolver") with NationsBank of Texas, N.A. as agent, on July 27, 1995. The Revolver as amended, matures on September 30, 1999, and bears interest, at the Company's option, at the bank's prime rate or the reserve adjusted LIBOR plus an applicable margin based on the ratio of funded debt to total capitalization. An annual commitment fee of up to 3/8% is payable on any unused portion of the facility. Under the terms of the revolving line of credit agreement, the Company is required to maintain certain financial ratios and a specific level of consolidated tangible net worth. As of December 31, 1997, there was no balance outstanding under the Revolver. However, letters of credit issued under this facility totaled $1,125,000 reducing the balance available to $33,875,000. The letters of credit primarily secure performance of installation contracts and self-insurance programs.

     On July 27, 1995, the Company entered into note agreements (the "7.34% Notes") with two lenders, in the aggregate amount of $25,000,000 which mature on August 1, 2005. The 7.34% Notes, which are unsecured, require semiannual interest payments at a rate of 7.34% that began February 1, 1996, and annual principal payments of $5,000,000 beginning August 1, 2001. The terms of the 7.34% Notes place various restrictions on the Company's ability to pay dividends or make certain other payments, incur additional debt, consolidate or merge into another corporation or sell assets unless certain other criteria are met. The 7.34% Notes also require the Company to maintain certain financial ratios and a specified level of consolidated net worth. The proceeds from the 7.34% Notes were used to retire outstanding indebtedness of SLT.

     The 11.17% Notes, which are unsecured, require quarterly interest payments at a rate of 11.17% that began September 15, 1990, and annual principal payments of $5,000,000 that began June 15, 1996. The terms of the 11.17% Notes are consistent with the terms of the 7.34% Notes.

     The 8% Promissory Note, which is unsecured, requires annual principal and interest payments of $206,000 ending December 31, 2004.

                         GUNDLE/SLT ENVIRONMENTAL, INC.

     Summarized below are the maturities of long-term debt of the Company during the next five years and thereafter (in thousands).

YEAR ENDING
DECEMBER 31,
------------
   1998..................................................................  $ 5,767
   1999..................................................................    5,644
   2000..................................................................    5,654
   2001..................................................................    5,665
   2002..................................................................    5,298
   Thereafter............................................................   15,367
                                                                           -------
                                                                           $43,395
                                                                           =======

(9) FINANCIAL INSTRUMENTS --

  Fair value of financial instruments --

     The Company's financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables, debt instruments and a cross currency swap (see "Derivative financial instrument" below). The book values of cash and cash equivalents, trade receivables and trade payables and floating-rate debt instruments are considered to be representative of their respective fair values. The Company had $43,395,000 and $49,740,000 of fixed-rate debt instruments at December 31, 1997 and 1996, with fair values of approximately $42,364,000 and $48,800,000, respectively. The fair value of long-term debt was estimated based on quoted market prices for these or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The difference between the fair value and the carrying value represents the theoretical net premium the Company would have to pay to retire all debt at such date.

  Derivative financial instrument --

     Effective October 18, 1996, the Company swapped $10,000,000 in long-term debt with an annual interest rate of 7.34% for 15,380,000 Deutsche Mark (DM) denominated long-term debt with an annual interest rate of 6.32%, effectively hedging a portion of its German net investment. The DM swap agreement requires the Company to re-exchange 3,076,000 DM for $2,000,000 each August 1 for the five-year period beginning August 1, 2001. The DM is marked to market as the U.S. Dollar/DM exchange rate changes. These adjustments are included as a component of cumulative translation adjustment in stockholders' equity. Interest payments and receipts are semi-annual on February 1 and August 1. The DM interest payments are also subject to exchange rate fluctuations. The gains and losses resulting from these fluctuations are recognized in interest expense during the current period.

(10) PER SHARE INFORMATION --

     The following table sets forth the weighted average shares for the computation of basic and diluted earnings per share:

                                                             YEAR ENDED DECEMBER 31,
                                                             ------------------------
                                                              1997     1996     1995
                                                             ------   ------   ------
Weighted average common shares outstanding.................  15,506   17,314   17,193
Dilutive securities -- stock options.......................       3       65       11
                                                             ------   ------   ------
Weighted average common shares outstanding assuming full
  dilution.................................................  15,509   17,379   17,204
                                                             ======   ======   ======

                         GUNDLE/SLT ENVIRONMENTAL, INC.

(11) STOCKHOLDERS' EQUITY --

     On December 12, 1997, the Company purchased 2,200,000 shares of its common stock at a purchase price of $5.40 per share, or a total of $11,880,000. The transaction was funded with the Company's available cash balances. The shares purchased represented approximately 14.2% of the Company's then outstanding stock.

     On January 23, 1997, the Company purchased 2,071,656 shares of its common stock at a purchase price of $7.00 per share, or a total of $14,502,000. The transaction was funded with the Company's available cash balances. The shares purchased represented approximately 12% of the Company's then outstanding stock.

     On June 1, 1992, the Company's board of directors adopted a stock repurchase plan under which the company was authorized to repurchase up to 500,000 shares of its outstanding common stock in open market transactions depending on market conditions. As of December 31, 1997 and 1996, stockholders' equity included 500,000 shares repurchased under the plan at an aggregate cost of $4,267,000.

     The Company's board of directors adopted a qualified employee stock purchase plan on October 16, 1991, effective January 1, 1992. The plan authorizes the issuance of up to 100,000 shares of common stock for purchase by participating employees at a 15% discount from the market price. As of December 31, 1997 and 1996, 30,086 and 24,539 shares, respectively, had been issued under this plan.

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

     During 1988, the Company's board of directors adopted a director stock option plan (the "1988 Director Plan"), which permits the grant of up to 75,000 "non-qualified" stock options to non-employee directors. The terms of this plan are substantially the same as those of the 1986 Employee Plan. This Plan was terminated in December 1995 and subsequently replaced by the 1996 Non-Qualified Stock Option Plan for Non-Employee Directors.

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

     During 1997 and 1996, the board of directors granted 138,840 and 156,800 shares, respectively of restricted stock to senior management under the 1995 Employee Plan. One-third of the shares are subject to annual vesting provided specific financial performance measurements are met by the Company. This plan also provides for cash bonuses to be paid to grantees to cover federal income taxes and requires that the grantee be

                         GUNDLE/SLT ENVIRONMENTAL, INC.

employed at the end of the three year vesting period in order to receive the shares. Shares issued to employees who terminate employment prior to the plans three year vesting period are transferred into treasury shares.

     During 1996, the Company's board of directors adopted the 1996 Non-Qualified Stock Option Plan for Non-Employee Directors (the "1996 Director Plan"). The 1996 Director Plan authorizes an aggregate of 100,000 shares, of non-qualified stock options to be issued to non-employee directors. The 1996 Director Plan provides for the automatic annual grant to each non-employee director of a five year option to purchase 2,000 shares of common stock at an exercise price equal to the market price on the date of grant. The options will be granted immediately following each annual meeting of stockholders, with each option to vest and become exercisable in its entirety one year from the date of grant. This Plan replaces the 1988 Director Plan.

     The stock option activity under each plan is set forth below:

                                            1986 EMPLOYEE PLAN          1988 DIRECTOR PLAN         1995 EMPLOYEE PLAN
                                        --------------------------   ------------------------   -------------------------
                                         SHARES        OPTION        SHARES       OPTION         SHARES        OPTION
                                         UNDER          PRICE        UNDER         PRICE         UNDER         PRICE
                                         OPTION       PER SHARE      OPTION      PER SHARE       OPTION      PER SHARE
                                        --------   ---------------   ------   ---------------   --------   --------------
OUTSTANDING AT DECEMBER 31, 1994......   450,383   $4.27 to $16.92   50,000   $6.25 to $16.17
 Granted..............................                               10,000        $7.00         289,700   $5.38 to $5.50
 Exercised............................    (3,751)       $4.27
 Cancelled............................   (75,085)  $7.63 to $15.63
                                        --------   ---------------   ------   ---------------   --------   --------------
OUTSTANDING AT DECEMBER 31, 1995......   371,547   $4.27 to $16.92   60,000   $6.25 to $16.17    289,700   $5.38 to $5.50
 Granted..............................                                                           291,800   $5.31 to $7.13
 Exercised............................   (15,375)       $4.27                                   (156,800)  $5.31 to $5.31
 Cancelled............................  (121,375)  $5.25 to $15.63                                (5,000)  $5.38 to $7.13
                                        --------   ---------------   ------   ---------------   --------   --------------
OUTSTANDING AT DECEMBER 31, 1996......   234,797   $4.27 to $16.92   60,000   $6.25 to $16.17    419,700   $5.38 to $7.13
 Granted..............................                                                           438,590   $4.88 to $9.00
 Exercised............................                                                          (140,090)  $5.63 to $7.25
 Cancelled............................   (50,647)  $5.25 to $13.38                               (37,750)  $5.50 to $6.75
                                        --------   ---------------   ------   ---------------   --------   --------------
OUTSTANDING AT DECEMBER 31, 1997......   184,150   $5.25 to $15.63   60,000   $6.25 to $16.17    680,450   $4.88 to $9.00
                                        ========   ===============   ======   ===============   ========   ==============
OPTIONS EXERCISABLE...................   136,810   $5.25 to $15.63   44,998   $6.25 to $16.17    261,034   $4.88 to $9.00
                                        ========   ===============   ======   ===============   ========   ==============
OPTIONS AVAILABLE FOR FUTURE
 GRANTS...............................        --                        --                       460,071
                                        ========                     ======                     ========

                                          1996 DIRECTOR PLAN
                                        -----------------------
                                        SHARES       OPTION
                                        UNDER        PRICE
                                        OPTION     PER SHARE
                                        ------   --------------
OUTSTANDING AT DECEMBER 31, 1994......
 Granted..............................      0
 Exercised............................
 Cancelled............................
                                        ------   --------------
OUTSTANDING AT DECEMBER 31, 1995......      0
 Granted..............................  12,000   $6.50 to $7.00
 Exercised............................
 Cancelled............................
                                        ------   --------------
OUTSTANDING AT DECEMBER 31, 1996......  12,000   $6.50 to $7.00
 Granted..............................  12,000       $4.88
 Exercised............................
 Cancelled............................
                                        ------   --------------
OUTSTANDING AT DECEMBER 31, 1997......  24,000   $4.88 to $7.00
                                        ======   ==============
OPTIONS EXERCISABLE...................  12,000   $6.50 to $7.00
                                        ======   ==============
OPTIONS AVAILABLE FOR FUTURE
 GRANTS...............................  76,000
                                        ======

     Substantially all outstanding options were priced between $4.88 and $16.17 per share at December 31, 1997. The weighted average of the remaining contractual life for the outstanding options at December 31, 1997, was 5.9 years. The weighted average price of options outstanding during 1997, 1996 and 1995 was $6.51, $7.57 and $7.64, respectively.

     The Company applies APB Opinion 25 and related Interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation expense has been recognized for its 1996 Director Plan and unrestricted stock options from the 1995 Employee Plan. The compensation expense that has been charged against income for its performance based restricted stock grant pursuant to the provisions of the 1995 Employee Plan was $164,000, $516,000, and $0 for 1997, 1996, and 1995, respectively.

     Pro forma information regarding net income and earnings per share is required by FASB Statement No. 123, "Accounting for Stock-Based Compensation". Statement 123 also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994, under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997 and 1996, respectively: risk-free interest rates of 6% and 6.5%; a dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of 44% and a weighted-average expected life of the option of 5 to 7 years.

                         GUNDLE/SLT ENVIRONMENTAL, INC.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for earnings per share information):

                                                           YEAR ENDED DECEMBER 31,
                                                         ----------------------------
                                                          1997      1996       1995
                                                         ------    -------    -------
Net income (loss)
  As reported..........................................  $4,550    $11,646    $(2,231)
  Pro forma............................................   4,235     11,398     (2,347)
Basic and diluted earnings (loss) per share
  As reported..........................................     .29        .67       (.13)
  Pro forma............................................     .27        .66       (.14)

     The estimated fair value of stock options issued in 1997 and 1996 was $891,000 and $545,000, respectively.

(12) INCOME TAXES --

     Domestic and foreign income (losses) before income taxes were as follows:

                                                           YEAR ENDED DECEMBER 31,
                                                         ----------------------------
                                                          1997      1996       1995
                                                         ------    -------    -------
                                                                (IN THOUSANDS)
Domestic...............................................  $5,836    $18,113    $(2,124)
Foreign................................................   2,010      1,967        828
                                                         ------    -------    -------
          Total........................................  $7,846    $20,080    $(1,296)
                                                         ======    =======    =======

                         GUNDLE/SLT ENVIRONMENTAL, INC.

     The provision (benefit) for income taxes consisted of the following:

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                         1997       1996       1995
                                                        -------    -------    -------
                                                               (IN THOUSANDS)
Current expense:
  U.S.
     Federal..........................................  $ 2,149    $ 7,861    $ 2,109
     State............................................      195      1,501        386
                                                        -------    -------    -------
          Total U.S...................................    2,344      9,362      2,495
  Foreign.............................................    2,081         29         13
                                                        -------    -------    -------
          Total current...............................    4,425      9,391      2,508
Deferred expense (benefit):
  U.S.
     Federal..........................................      129     (1,293)    (1,572)
     State............................................       19       (357)      (530)
                                                        -------    -------    -------
          Total U.S...................................      148     (1,650)    (2,102)
  Foreign.............................................   (1,277)       693        529
                                                        -------    -------    -------
          Total deferred..............................   (1,129)      (957)    (1,573)
                                                        -------    -------    -------
          Total provision for income taxes............  $ 3,296    $ 8,434    $   935
                                                        =======    =======    =======

     A reconciliation between the provision for income taxes and income taxes computed by applying the statutory rate is as follows:

                                                             YEAR ENDED DECEMBER 31,
                                                            -------------------------
                                                             1997      1996     1995
                                                            ------    ------    -----
                                                                 (IN THOUSANDS)
Tax provision (benefit) at statutory rate.................  $2,667    $7,028    $(441)
Add (deduct):
  Merger costs............................................      --        --      553
  Amortization of goodwill................................     449       365      377
  Meals and entertainment disallowance....................     375       329      440
  Foreign Sales Corporation benefit.......................    (306)     (344)    (200)
  Taxable differential for foreign operations.............     122       312      144
  State income taxes......................................      72       744      (95)
  Other, net..............................................     (83)       --      157
                                                            ------    ------    -----
                                                            $3,296    $8,434    $ 935
                                                            ======    ======    =====

                         GUNDLE/SLT ENVIRONMENTAL, INC.

     The tax effects of temporary differences that gave rise to the deferred tax assets and liabilities were as follows at December 31:

                                                               1997      1996
                                                              ------    ------
                                                               (IN THOUSANDS)
Deferred tax assets:
  Accrued expenses..........................................  $6,381    $6,965
  Other.....................................................      64       196
                                                              ------    ------
                                                               6,445     7,161
                                                              ------    ------
Deferred tax liabilities:
  Excess of tax depreciation over book depreciation.........   3,076     3,477
  Long-term contracts.......................................     436     1,267
  Intangible assets.........................................      95        82
  Other.....................................................     499     1,796
                                                              ------    ------
                                                               4,106     6,622
                                                              ------    ------
          Total deferred tax asset (liabilities)............  $2,339    $  539
                                                              ======    ======

     In 1995 the U.S. current tax provision for income taxes was net of approximately $601,000, of tax benefit due to the utilization of net operating loss carryforwards. In Germany the 1997, 1996 and 1995 current tax provisions for income taxes were net of approximately $132,000, $607,000 and $324,000, respectively, of tax benefit due to utilization of net operating loss carryforwards.

     Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $1,515,000 at December 31, 1997. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

(13) EMPLOYEE BENEFIT PLANS --

     The Company has a defined contribution employee benefit plan under which substantially all U.S. employees are eligible to participate. The Company matches a portion of the employees' contributions. The Company contributed $376,000, $380,000 and $264,000 to the plan during the years ended December 31, 1997, 1996 and 1995, respectively. Under the terms of the plan, contributions to the plan may be discontinued at any time.

(14) PENSION PLAN --

     The Company's German subsidiary has an unfunded pension plan providing benefits to one present employee and three former employees. The plan provides fixed minimum pension payments at retirement age. There are no assets held in outside funds.

     The Company has adopted FAS 87, "Employers' Accounting for Pensions"; however, to the extent pension costs under German law exceed amounts computed under FAS 87, those additional amounts are recorded by the Company. Pension expense for the years ended December 31, 1997, 1996, and 1995 was $96,000, $160,000 and $94,000, respectively. The actuarial present value of accumulated benefits was $1,219,000 at December 31, 1997, and $1,315,000 at December 31, 1996. The projected benefit obligation for service rendered to date, net of unrecognized prior service cost, was $1,210,000 and $1,308,000 as of December 31, 1997 and 1996, respectively.

                         GUNDLE/SLT ENVIRONMENTAL, INC.

     The computation assumed a discount rate on benefit obligations of 7%, annual salary increases of 2% and annual benefit increases of 3%.

(15) SALES TO SIGNIFICANT CUSTOMERS --

     During 1997, 1996 and 1995, no single customer accounted for 10% or greater of total net sales.

(16) RESEARCH AND DEVELOPMENT COSTS --

     Research and development costs are charged to expense as incurred. The amounts of research and development and quality control expenditures during the years ended December 31, 1997, 1996 and 1995 were $1,469,000, $1,675,000 and
$1,705,000, respectively.

(17) COMMITMENTS AND CONTINGENCIES --

  Product warranties and insurance coverage --

     The Company's products are sold and installed with specified limited warranties as to material quality and workmanship. These limited warranties may last for up to 20 years, but are generally limited to repair or replacement by the Company of the defective liner or the dollar amount of the contract involved, on a prorated basis. The Company may also indemnify the site owner or general contractor for other damages resulting from negligence of the Company's employees. The Company often is required to post bid and performance bonds covering the full amount of an installation contract.

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

  Other --

     The Company's products are sometimes sold into foreign markets with extended terms, secured by an irrevocable letter of credit from a customer's bank. Payment terms may extend up to six months. At December 31, 1997, the Company had a U.S. dollar receivable of $3,666,000 from an Indonesian customer secured by an irrevocable letter of credit issued by an Indonesian bank, maturing in 1998. Indonesia is experiencing economic and currency difficulties which could create the potential for non-performance under

                         GUNDLE/SLT ENVIRONMENTAL, INC.

the terms of the letter of credit by the Indonesian bank. Management has complied with all the terms of the letter of credit and has requested payment from the bank with the first payment due in March 1998. There has been no indication that the bank will not perform under the terms of the letter of credit, and therefore, there has been no provision made in the financial statements for any possible difficulty in collecting under this irrevocable letter of credit.

(18) ACQUISITION OF SGS GEOSYSTEMS, LTD. --

     On April 30, 1996, the Company acquired SGS Geosystems Ltd. (SGS), a UK geomembrane manufacturer, for $4,774,000 net cash plus the assumption of certain obligations of SGS in the amount of $600,000. The acquisition was accounted for as a purchase and, accordingly, the results of operations of SGS have been included in the consolidated results of operations of the Company from the date of acquisition. The excess of purchase price over fair value of net assets acquired associated with this transaction was $2,796,000. Pro forma financial information for SGS has not been presented as it is not material to the overall consolidated operating results of the Company.

(19) INVESTMENT IN JOINT VENTURE --

     On November 9, 1996, the Company completed the formation of two joint ventures with Hyma Plastic Hyma Foam Co., an Egyptian supplier of plastic liner, bags and foam products. The administrative offices of the ventures are located in Cairo, Egypt. The manufacturing facilities are located outside of Cairo, Egypt and will manufacture and sell synthetic lining systems in Egypt.

     The Company made an initial contribution of $1,696,000 to the ventures and has a commitment to invest an additional $1,659,000 over the next nine years. The Company has a 50% ownership interest in both ventures and accounts for its investments using the equity method of accounting.

(20) MERGER WITH SLT ENVIRONMENTAL, INC. --

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

     Combined and separate results of Gundle and SLT during the period preceding the merger were as follows (unaudited and in thousands):

                                                      SEVEN MONTHS ENDED JULY 27, 1995
                                                      --------------------------------
                                                      GUNDLE        SLT       COMBINED
                                                      -------     -------     --------
Sales...............................................  $70,390     $67,715     $138,105
                                                      =======     =======     ========
Net income..........................................  $  (267)    $ 1,308     $  1,041
                                                      =======     =======     ========

     As a result of the merger and the planned disposal of SLT's old office and manufacturing facility, the Company recorded nonrecurring charges of $15,270,000. Of this amount, $10,070,000 related to a plan to reduce the overall cost structure of the Company's products and manufacturing operations. To accomplish the reduction in cost, the Company standardized its products, as well as streamlined its manufacturing processes. An analysis was completed during 1995 and the Company concluded that certain products, processes and manufacturing assets had to be upgraded or eliminated. The resulting charge of $10,070,000 represented the Company's best estimate of the net cost to standardize products and streamline the manufacturing process, including the writedown of certain assets. Costs related to the merger with SLT were $5,200,000. These

                         GUNDLE/SLT ENVIRONMENTAL, INC.

expenses represented the cost of combining the two companies, including costs related to the consolidation of SLT's manufacturing facilities, closing its Conroe facility, severance expense, standardization of employee benefit plans, professional fees, office and equipment relocation and other related costs incurred in connection with the merger.

(21) GEOGRAPHIC INFORMATION --

     Summary geographic financial information is as follows:

                                                               YEARS ENDED
                                                     --------------------------------
                                                       1997        1996        1995
                                                     --------    --------    --------
Sales to unaffiliated customers:
  North America....................................  $104,023    $114,339    $129,221
  Europe...........................................    54,474      63,780      68,391
  Latin & South America............................    11,824      12,956      25,764
  Far East/Pacific Rim.............................    21,620      16,229      19,988
  Middle East/Africa...............................     7,377       2,068       4,699
Identifiable assets:
  North America....................................   133,471     151,685     138,551
  Europe...........................................    37,029      45,024      50,320
  Far East/Pacific Rim.............................     5,756       7,337       7,150
  Middle East/Africa...............................     1,705          --          --

                         GUNDLE/SLT ENVIRONMENTAL, INC.

                               SUPPLEMENTARY DATA

CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED) --

     Unaudited quarterly information for fiscal 1997 and 1996 is as follows (in thousands, except per share amounts):

                                                        1997                                     1996
                                        -------------------------------------    -------------------------------------
                                                       QUARTER                                  QUARTER
                                        -------------------------------------    -------------------------------------
                                         FIRST    SECOND     THIRD    FOURTH      FIRST    SECOND     THIRD    FOURTH
                                        -------   -------   -------   -------    -------   -------   -------   -------
Net sales.............................  $33,349   $48,352   $66,096   $51,521    $27,107   $60,625   $71,898   $49,742
Gross profit..........................    6,168     8,276    12,271     9,386      5,526    16,123    17,776    10,446
Income (loss) before income taxes.....     (948)    1,685     5,184     1,925     (1,523)    7,835    10,306     3,462
Net income (loss).....................     (550)      977     3,010     1,113       (883)    4,544     5,977     2,008
Basic and diluted earnings (loss) per
  common share........................     (.03)      .06       .19       .07       (.05)      .26       .34       .12

  The above data should be read in conjunction with the consolidated financial statements and notes thereto.

                                                                     SCHEDULE II

                         GUNDLE/SLT ENVIRONMENTAL, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                     BALANCE AT    ADDITIONS                  BALANCE
                                                     BEGINNING      CHARGED                   AT END
                    DESCRIPTION                       OF YEAR      TO EXPENSE    WRITEOFFS    OF YEAR
                    -----------                      ----------    ----------    ---------    -------
December 31, 1995:
  Allowance for doubtful accounts..................    $2,700        $4,133       $2,098      $4,735
                                                       ======        ======       ======      ======
December 31, 1996:
  Allowance for doubtful accounts..................    $4,735        $2,519       $1,830      $5,424
                                                       ======        ======       ======      ======
December 31, 1997:
  Allowance for doubtful accounts..................    $5,424        $1,290       $2,367      $4,347
                                                       ======        ======       ======      ======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

     Part III (Items 10 through 13) is omitted since the Company expects to file with the Securities and Exchange Commission within 120 days following December 31, 1997, definitive proxy materials pursuant to Regulation 14A under the Securities Exchange Act of 1934 involving the annual election of directors and certain other matters. If for any reason such a statement is not so filed, this Report will be appropriately amended.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)(1) Financial statements (see financial statements at pages 14-33)

     (a)(2) Supplementary data (see page 34)

     (a)(3) Financial schedule (see page 35)

          Schedule II -- Valuation and Qualifying Accounts

     Schedules not listed above are omitted since the information required to be submitted has been included in the financial statements or the notes thereto, or the schedules are not required.

     (a)(3) Exhibits:

        EXHIBIT
          NO.
        -------
           2-A           -- Plan Agreement of Merger dated March 28, 1995, between
                            the Company and SLT Environmental, Inc. (Exhibit A to
                            Registrant's Preliminary Proxy Statement filed on May 4,
                            1995, is incorporated herein by reference).
           3-A           -- Articles of Incorporation as amended (Exhibits 3.1, 3.2 and 3.3 to Registrant's Registration Statement No.
                            33-9809 are incorporated herein by reference).
           3-B           -- Bylaws (Exhibit 3.4 to Registrant's Registration
                            Statement No. 33-9809 is incorporated herein by
                            reference).
           4-E           -- Credit Agreement dated as of July 27, 1995, between the
                            Company, the financial institutions named therein and
                            NationsBank of Texas, N.A., as agent (incorporated by
                            reference to Exhibit 1.6 to Registrant's Current Report
                            on Form 8-K filed on August 9, 1995).
           4-F           -- Note Agreements dated as of June 15, 1995, between Gundle
                            Environmental Systems, Inc. and certain institutions
                            covering the Senior Notes due August 1, 2005
                            (incorporated by reference to Exhibits 1.3 and 1.4 to
                            Registrant's Current Report on Form 8-K filed August 9,
                            1995).
          10-B           -- Registrant's 1986 stock option plan (Exhibit 10.11 to
                            Registrant's Registration Statement No. 33-44306 is
                            incorporated herein by reference).
          10-G           -- Registrant's 1995 Amended and Restated Incentive Stock
                            Plan. (Incorporated by reference to 4.1 of the
                            Registrant's Registration Statement number 333-01759)
          10-H           -- Employment Agreement dated March 10, 1997, between
                            William P. Reid and the Company.

        EXHIBIT
          NO.
        -------
          10-I           -- Employment Agreement dated March 10, 1997, between Roger
                            J. Klatt and the Company.
          10-J           -- Registrant's 1996 Nonqualified Stock Option Plan for
                            Non-Employee Directors (Exhibit 4.1 to Registrant's
                            Report on Form S-8 No. 333-23299 is incorporated herein
                            by reference).
          11             -- Computation of per share earnings (see financial
                            statements at page 21).
          21             -- Subsidiaries.
          23             -- Consent of Independent Auditors -- Ernst & Young LLP.
          27             -- Financial Data Schedule.

     (b) Reports on Form 8-K -- None.

     (c) Exhibits (see Item (a)(3), above).

     (d) Additional financial statements (see Items (a)(1) and (a)(2) above).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 3rd day of March, 1998.

                                            GUNDLE/SLT ENVIRONMENTAL, INC.

                                            By     /s/ WILLIAM P. REID
                                             -----------------------------------
                                                 William P. Reid, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the 3rd day of March, 1998.

                      SIGNATURE                                             TITLE
                      ---------                                             -----
                 /s/ WILLIAM P. REID                     Director and Principal Executive Officer
-----------------------------------------------------
                   William P. Reid

                 /s/ ROGER J. KLATT                      Principal Financial and Accounting Officer
-----------------------------------------------------
                   Roger J. Klatt

                 /s/ SAMIR T. BADAWI                     Director and Chairman of the Board
-----------------------------------------------------
                   Samir T. Badawi

                 /s/ JAMES R. BURKE                      Director
-----------------------------------------------------
                   James R. Burke

                /s/ AHMED Y. KHALAWI                     Director
-----------------------------------------------------
                  Ahmed Y. Khalawi

                /s/ T. WILLIAM PORTER                    Director
-----------------------------------------------------
                  T. William Porter

                  /s/ HUGH L. RICE                       Director
-----------------------------------------------------
                    Hugh L. Rice

                 /s/ BRIAN D. YOUNG                      Director
-----------------------------------------------------
                   Brian D. Young

                               INDEX TO EXHIBITS

        EXHIBIT
          NO.
        -------
           2-A           -- Plan Agreement of Merger dated March 28, 1995, between
                            the Company and SLT Environmental, Inc. (Exhibit A to
                            Registrant's Preliminary Proxy Statement filed on May 4,
                            1995, is incorporated herein by reference).
           3-A           -- Articles of Incorporation as amended (Exhibits 3.1, 3.2 and 3.3 to Registrant's Registration Statement No.
                            33-9809 are incorporated herein by reference).
           3-B           -- Bylaws (Exhibit 3.4 to Registrant's Registration
                            Statement No. 33-9809 is incorporated herein by
                            reference).
           4-E           -- Credit Agreement dated as of July 27, 1995, between the
                            Company, the financial institutions named therein and
                            NationsBank of Texas, N.A., as agent (incorporated by
                            reference to Exhibit 1.6 to Registrant's Current Report
                            on Form 8-K filed on August 9, 1995).
           4-F           -- Note Agreements dated as of June 15, 1995, between Gundle
                            Environmental Systems, Inc. and certain institutions
                            covering the Senior Notes due August 1, 2005
                            (incorporated by reference to Exhibits 1.3 and 1.4 to
                            Registrant's Current Report on Form 8-K filed August 9,
                            1995).
          10-B           -- Registrant's 1986 stock option plan (Exhibit 10.11 to
                            Registrant's Registration Statement No. 33-44306 is
                            incorporated herein by reference).
          10-G           -- Registrant's 1995 Amended and Restated Incentive Stock
                            Plan. (Incorporated by reference to 4.1 of the
                            Registrant's Registration Statement number 333-01759)
          10-H           -- Employment Agreement dated March 10, 1997, between
                            William P. Reid and the Company.
          10-I           -- Employment Agreement dated March 10, 1997, between Roger
                            J. Klatt and the Company.
          10-J           -- Registrant's 1996 Nonqualified Stock Option Plan for
                            Non-Employee Directors (Exhibit 4.1 to Registrant's
                            Report on Form S-8 No. 333-23299 is incorporated herein
                            by reference).
          11             -- Computation of per share earnings (see financial
                            statements at page 21).
          21             -- Subsidiaries.
          23             -- Consent of Independent Auditors -- Ernst & Young LLP.
          27             -- Financial Data Schedule.