Form 10-Q
period 1998-03-31
GUNDLE SLT ENVIRONMENTAL INC
filed 1998-05-07
CIK 805023

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                                     of the
                         SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 1998 Commission File Number 1-9307
                  --------------                          ------

                         GUNDLE/SLT ENVIRONMENTAL, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)


              Delaware                      22-2731074
--------------------------------------------------------------------------------
   (State or other jurisdiction of            (IRS Employer
    incorporation or organization)          Identification No.)



     19103 Gundle Road   Houston, Texas           77073
--------------------------------------------------------------------------------
   (Address of principal executive offices)      (Zip Code)


(Registrant's telephone number, including area code)   (281) 443-8564
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

Yes   X      No
    -----       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.


            Class                         Outstanding at May 4, 1998
----------------------------              --------------------------
Common stock, par value $.01                       18,102,336

                         GUNDLE/SLT ENVIRONMENTAL, INC.

                                      INDEX

                                                                                                     PAGE
PART I - FINANCIAL INFORMATION

         Condensed Consolidated Balance Sheets as of
         March 31, 1998 (Unaudited) and
         December 31, 1997                                                                             3

         Consolidated Statements of Income
         for the Three Months Ended
         March 31, 1998 and 1997 (Unaudited)                                                           4

         Consolidated Statements of Cash Flows
         for the Three Months Ended March 31, 1998
         and 1997 (Unaudited)                                                                          5

         Notes to Condensed Consolidated Financial
         Statements                                                                                    6

         Management's Discussion and Analysis of Results
         of Operations and Financial Condition                                                         8


PART II - OTHER INFORMATION                                                                           11

                         GUNDLE/SLT ENVIRONMENTAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)


                                                                       MARCH 31,     DECEMBER 31,
                                                                          1998           1997
                                                                       ---------     ------------
                                                                      (UNAUDITED)
ASSETS
CURRENT ASSETS:
  CASH AND CASH EQUIVALENTS                                            $  19,286      $  24,844
  ACCOUNTS RECEIVABLE, NET                                                43,136         53,606
  CONTRACTS IN PROGRESS                                                    2,061          2,189
  INVENTORY                                                               28,036         22,000
  DEFERRED INCOME TAXES                                                    6,448          6,408
  PREPAID EXPENSES AND OTHER                                               1,308            913
                                                                       ---------      ---------

        TOTAL CURRENT ASSETS                                             100,275        109,960

PROPERTY, PLANT AND EQUIPMENT, NET                                        34,959         35,283
EXCESS OF PURCHASE PRICE OVER FAIR VALUE
  OF NET ASSETS ACQUIRED, NET                                             27,766         28,118
OTHER ASSETS                                                               4,931          4,600
                                                                       ---------      ---------

                                                                       $ 167,931      $ 177,961
                                                                       =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                             $  32,751      $  39,835
  ADVANCE BILLINGS ON CONTRACTS
   IN PROGRESS                                                               340            725
  CURRENT PORTION OF LONG-TERM DEBT                                        5,690          5,767
  INCOME TAXES PAYABLE                                                     1,794          2,400
  DEFERRED INCOME TAXES                                                      750            772
                                                                       ---------      ---------

        TOTAL CURRENT LIABILITIES                                         41,325         49,499

LONG-TERM DEBT                                                            37,369         37,628
DEFERRED INCOME TAXES                                                      3,775          3,297
OTHER LIABILITIES                                                          1,194          1,427

STOCKHOLDERS' EQUITY:
  PREFERRED STOCK, $1.00 PAR VALUE, 1,000,000 SHARES
    AUTHORIZED, NO SHARES ISSUED OR
    OUTSTANDING                                                               --             --
  COMMON STOCK, $.01 PAR VALUE, 30,000,000
    SHARES AUTHORIZED, 18,102,336 AND 18,087,111 SHARES
    ISSUED                                                                   181            180
  ADDITIONAL PAID-IN CAPITAL                                              69,951         69,929
  RETAINED EARNINGS                                                       45,362         46,350
  ACCUMULATED OTHER COMPREHENSIVE INCOME                                     490          1,351
  UNEARNED COMPENSATION                                                   (1,067)        (1,051)
                                                                       ---------      ---------
                                                                         114,917        116,759
  TREASURY STOCK AT COST, 4,807,456 and 4,807,456 SHARES                 (30,649)       (30,649)
                                                                       ---------      ---------

        TOTAL STOCKHOLDERS' EQUITY                                        84,268         86,110
                                                                       ---------      ---------

                                                                       $ 167,931      $ 177,961
                                                                       =========      =========



                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
               THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                         GUNDLE/SLT ENVIRONMENTAL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
              (AMOUNTS IN THOUSANDS EXCEPT EARNINGS PER SHARE DATA)
                                   (UNAUDITED)



                                       THREE MONTHS ENDED
                                            MARCH 31,
                                     ----------------------
                                       1998          1997
                                     --------      --------
SALES AND OPERATING REVENUE          $ 31,319      $ 33,349
COST OF PRODUCTS & SERVICES            26,194        27,181
                                     --------      --------

GROSS PROFIT                            5,125         6,168

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES               5,690         6,251
AMORTIZATION OF GOODWILL                  346           303
                                     --------      --------

OPERATING INCOME                         (911)         (386)

OTHER (INCOME) EXPENSES:
  INTEREST EXPENSE                        904         1,011
  INTEREST INCOME                        (298)         (498)
  OTHER (INCOME) EXPENSE, NET               8            49
                                     --------      --------

INCOME(LOSS) BEFORE INCOME TAXES       (1,525)         (948)

PROVISION FOR INCOME TAXES               (656)         (398)
                                     --------      --------

NET INCOME(LOSS)                     $   (869)     $   (550)
                                     ========      ========

BASIC AND DILUTED EARNINGS(LOSS)
   PER COMMON SHARE                  $  (0.07)     $  (0.03)
                                     ========      ========

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                  13,295        15,945
                                     ========      ========


                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
               THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                         GUNDLE/SLT ENVIRONMENTAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                             ----------------------
                                                               1998          1997
                                                             --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME                                                 $   (869)     $   (550)
  ADJUSTMENTS TO RECONCILE NET INCOME TO CASH
    PROVIDED BY (USED IN) OPERATING ACTIVITIES:
    DEPRECIATION                                                1,757         1,697
    AMORTIZATION                                                  358           608
    DEFERRED INCOME TAXES                                        (645)         (699)
    GAIN ON SALE OF ASSETS                                        (23)         (148)
    INCREASE (DECREASE) IN CASH DUE TO
      CHANGES IN ASSETS AND LIABILITIES:
      ACCOUNTS RECEIVABLE                                      10,329        13,841
      CONTRACTS IN PROGRESS                                        96           490
      INVENTORY                                                (6,094)       (6,036)
      ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                 (7,139)        1,705
      ADVANCE BILLINGS ON CONTRACTS IN PROGRESS                  (389)         (120)
      INCOME TAXES PAYABLE                                     (1,217)       (2,162)
      OTHER                                                      (176)         (108)
                                                             --------      --------

      NET CASH PROVIDED BY(USED IN)OPERATING ACTIVITIES        (4,012)        8,518
                                                             --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  ADDITIONS TO PROPERTY, PLANT AND EQUIPMENT                   (1,577)         (717)
  PROCEEDS FROM SALE OF EQUIPMENT                                  31           188
  OTHER, NET                                                       (2)         (236)
                                                             --------      --------

      NET CASH USED IN INVESTING ACTIVITIES                    (1,548)         (765)
                                                             --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  REPURCHASE OF COMMON STOCK                                        0       (14,502)
  PROCEEDS FROM THE EXERCISE OF STOCK OPTIONS AND
    PURCHASES UNDER THE EMPLOYEE STOCK PURCHASE PLAN               25           454
  RETIREMENT OF LONG-TERM DEBT                                      0           (72)
  OTHER                                                             0             0
                                                             --------      --------

      NET CASH PROVIDED BY(USED IN) FINANCING ACTIVITIES           25       (14,120)
                                                             --------      --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                           (23)         (386)
                                                             --------      --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           (5,558)       (6,753)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD           24,844        43,122
                                                             --------      --------

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD               $ 19,286      $ 36,369
                                                             ========      ========

CASH PAID FOR INTEREST                                       $  1,242      $  1,659
                                                             ========      ========

CASH PAID FOR INCOME TAXES                                   $    170      $  1,822
                                                             ========      ========



                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
               THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                         GUNDLE/SLT ENVIRONMENTAL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1)  Basis of Presentation -

  General -

         The accompanying unaudited, condensed consolidated financial statements have been prepared by the Registrant ("Gundle/SLT Environmental, Inc." or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of such financial statements for the periods indicated. Certain information relating to the Company's organization and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted in this Form 10-Q pursuant to Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission. However, the Company believes that the disclosures herein are adequate to make the information presented not misleading. The results for the three months ended March 31, 1998, are not necessarily indicative of future operating results. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

         The accounting policies followed by the Company in preparing interim consolidated financial statements are similar to those described in the "Notes to Consolidated Financial Statements" in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

         In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share. Statement 128 replaces the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented and, where appropriate, restated to conform to the Statement 128 requirements.

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

(2)  Inventory -

         Inventory is stated at the lower of cost or market. Cost, which includes material, labor and overhead, is determined by the weighted average cost method. Inventory consisted of the following (000's):

                              March 31,  December 31,
                                 1998        1997
                              ---------  -------------
Raw materials and supplies     $ 6,594     $ 6,812
Finished goods                  21,442      15,188
                               -------     -------

                               $28,036     $22,000
                               =======     =======

(3)      Income Taxes -

         The Company's provision for income taxes is recorded at the statutory rates adjusted for the effect of any permanent differences.

(4)      Equity -

         On January 23, 1997, the Company purchased 2,071,656 shares of its common stock at a price of $7 per share, for a total cost of $14,502,000. On December 16, 1997, the Company purchased 2,200,000 shares of its common stock at a price of $5.40 per share for a total cost of $11,880,000. Both of these transactions were funded with the Company's available cash. At March 31, 1998, the company had 13,294,880 shares outstanding.

(5)  Comprehensive Income -

         On January 1, 1998, the Company adopted Statement 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments to be included in other comprehensive income. Prior to adoption these amounts were reported separately in shareholders' equity. Prior year financial statements have been reclassified, where appropriate, to conform to the requirements of Statement 130.

During the first quarter of 1998 and 1997, total comprehensive losses, representing foreign currency translation adjustments, amounted to $(861,000) and $(1,200,000) respectively.


(6)      Derivative Financial Instruments -

         Effective October 18, 1996, the Company swapped $10,000,000 in long-term debt with an annual interest rate of 7.34% for 15,380,000 Deutsche Mark (DM) denominated long-term debt with an annual interest rate of 6.32%, effectively hedging a portion of its net investment in Germany. The DM swap agreement requires the Company to re-exchange 3,076,000 DM for $2,000,000 each August 1 for the five year period beginning August 1, 2001. The DM swap is included in long-term debt and is marked to market as the U.S. Dollar/DM exchange rate changes. These adjustments are included as a component of accumulated other comprehensive income in shareholders' equity. Interest payments and receipts are semi-annual on February 1 and August 1. The DM interest payment is also subject to exchange rate fluctuations. Interest expense is also impacted by these exchange rate fluctuations.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Quarter:

         For the three months ended March 31, 1998, sales were $31,319,000 compared with $33,349,000 for the same period last year. This 6% decrease in sales resulted from 3% fewer units shipped this quarter and approximately an 8% lower US dollar value of German Deutsche Mark(DM) sales. Sales into North America of $13,776,000 were up $1,968,000, or 17% from the same quarter last year, on a similar increase in volume. Unit selling prices of North American sales were relatively the same as last year. Foreign sales of $17,543,000 were down $3,998,000, or 19% from the same quarter last year on 13% lower volume. The primary reasons for the lower foreign sales were lower volumes to the Southeast Asia and Latin and South American markets and the lower US dollar value of the company's sales made in DM's.

         Gross profit for the quarter was $5,125,000, down 17% from the prior year. As a percentage of sales, gross profit decreased to 16% from 19%. The primary cause of this decrease was a decrease in per unit selling prices as a result of competitors vying for orders to use excess manufacturing capacity.

         Selling, general and administrative (SG&A) expenses were $5,690,000 compared with $6,251,000 in the first quarter of 1997. Of this difference, approximately $150,000 resulted from foreign currency translation changes, and another $275,000 is the result of lower compensation earned from restricted stock grants.

         Interest expense was $107,000 less than last year primarily due to a decrease in outstanding debt resulting from scheduled repayments.

         Interest income was $200,000 less than last year primarily due to lower amounts of invested cash. In December 1997, the Company used $11,880,000 to repurchase 2,200,000 shares of its common stock.

         The quarterly benefit from income taxes was $656,000 compared with $398,000 in the same period last year. The tax expense for both periods was recorded at the statutory rates adjusted for certain nondeductible expenses.



LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 1998, the Company had working capital of $64,640,000, including cash and temporary investments of $19,286,000. The Company's cash, inventory and receivable balances fluctuate from quarter to quarter due to the seasonality of sales. The Company's capital structure consisted of $43,059,000 in debt and $84,268,000 in stockholders' equity as of March 31, 1998.

         The Company has a $35,000,000 multi-currency revolving credit facility (the "Revolver") with NationsBank of Texas that was amended to extend the credit commitment date to September 30, 1999. Under the terms of the revolving credit agreement, the Company is required to maintain certain financial ratios and a specific level of consolidated tangible net worth. At March 31, 1998, there was no balance outstanding on the Revolver, but $975,000 in letters of credit issued under this facility reduced the balance available to $34,025,000. The letters of credit issued under this facility secure self-insurance programs.

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

         The Company's foreign subsidiaries routinely accept contracts in currencies different than their functional currency. The Company recognizes that such practices are subject to the risk of foreign currency fluctuations not present in U.S. operations. Foreign exchange gains and losses to date have not been material to the Company's operations as a whole. The conversion by most European countries to the European Monetary Union and the Euro currency is not expected to have a significant effect on the Company's operations.

         The Company's products are sometimes sold into foreign markets with extended terms, secured by an irrevocable letter of credit from a customer's bank. Payment terms may extend up to six months. At March 31, 1998, the Company had a U.S.dollar receivable of $3,666,000 from an Indonesian customer secured by an irrevocable letter of credit issued by an Indonesian bank. As a result of the economic and currency difficulties in Indonesia, this bank, along with many other private banks in Indonesia, is now subject to a Government Guarantee Program established by Indonesia's central bank. This program calls for the registration and payment of amounts owed to international creditors through a newly established agency. It is unclear how long it will take to fully implement the procedures, process, and ultimately pay, these claims. The Company has complied with all of the terms of the letter of credit and has received confirmation to that effect from the bank. Payments under the letter of credit were to begin in March. No payments have been received to date. The Company believes based on information available at this time, and assurances from the Company's customer, that the full amount of this letter of credit should ultimately be collected.

         The Company is in the process of implementing the JDEdwards suite of systems to replace all U.S. legacy systems that are not year 2000 compliant. This implementation will be completed by the end of 1998. The Company is considering the use of this same system in its German operations. The implementation of a new system in Germany will occur during 1999. The systems in use at the Company's other foreign operations are year 2000 compliant.

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

         Due to a very competitive market the Company has been forced to lower the prices of its products. Even with slight year-to-year resin purchase price reductions, the Company has been unable to maintain a material margin similar to 1997. Earnings compared to 1997 will continue to be negatively impacted if this trend continues.


                                      * * *

Forward-looking information:

         This Form 10-Q contains certain forward-looking statements as such is defined in the Private Securities Litigation Reform Act of 1995, and information relating to the Company and its subsidiaries that are based on beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. When used in this report, the words, "anticipate", "believe", "estimate", "expect", "intend" and words of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitations, competitive market factors, world-wide manufacturing capacity in the industry, general economic conditions around the world, raw material pricing and supply, governmental regulation and supervision, seasonality, distribution networks, and other factors described herein. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.




PART II - OTHER INFORMATION

Resignation of Director:

         Samir Badawi, Chairman of the Board of Directors has assumed the role of acting President and CEO effective April 27, 1998 following the resignation of William P. Reid, the former President, CEO and Director. Roger Klatt, Senior Vice President and Chief Financial Officer since 1994 has assumed responsibility for day-to-day operations as Executive Vice President.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         GUNDLE/SLT ENVIRONMENTAL, INC.




Date: May 5, 1998                           By:  /s/ ROGER J. KLATT
     ----------------                          ---------------------------------

                                                 Roger J. Klatt,
                                                 Executive Vice President &
                                                  Chief Financial Officer


Date: May 5, 1998                           By:  /s/ ERNEST C. ENGLISH, JR.
     ----------------                         ---------------------------------

                                                 Ernest C. English, Jr.,
                                                 Corporate Controller

                               INDEX TO EXHIBITS

Exhibit
  No.          Description
-------        -----------
  27           Financial Data Schedule