Form 10-Q
period 1998-06-30
GUNDLE SLT ENVIRONMENTAL INC
filed 1998-08-03
CIK 805023

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                                     of the
                         SECURITIES EXCHANGE ACT OF 1934


         For Quarter Ended June 30, 1998 Commission File Number 1-9307
                          --------------                       --------

                         GUNDLE/SLT ENVIRONMENTAL, INC.
--------------------------------------------------------------------------------
           (Exact name of Registrant as specified in its Charter)



              Delaware                           22-2731074
--------------------------------------------------------------------------------
   (State or other jurisdiction of              (IRS Employer
    incorporation or organization)            Identification No.)



     19103 Gundle Road   Houston, Texas             77073
--------------------------------------------------------------------------------
   (Address of principal executive offices)      (Zip Code)


(Registrant's telephone number, including area code)   (281) 443-8564
                                                       ---------------
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant is required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X             No
    ----               ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.


            Class                        Outstanding at July 24, 1998
----------------------------          ------------------------------------------
Common stock, par value $.01                      13,225,547

                         GUNDLE/SLT ENVIRONMENTAL, INC.

                                      INDEX

                                                                           PAGE
PART I - FINANCIAL INFORMATION

         Condensed Consolidated Balance Sheets as of
         June 30, 1998 (Unaudited) and
         December 31, 1997                                                   3

         Consolidated Statements of Income
         for the Three and Six Months Ended
         June 30, 1998 and 1997 (Unaudited)                                  4

         Consolidated Statements of Cash Flows
         for the Six Months Ended June 30, 1998
         and 1997 (Unaudited)                                                5

         Notes to Condensed Consolidated Financial
         Statements                                                          6

         Management's Discussion and Analysis of Results
         of Operations and Financial Condition                               8


PART II - OTHER INFORMATION                                                 12


PART IV - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
          REPORTS ON FORM 8-K                                               12

                         GUNDLE/SLT ENVIRONMENTAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)

                                                               JUNE 30      DECEMBER 31,
                                                                1998           1997
                                                             ---------      ---------
                                                            (UNAUDITED)

ASSETS
CURRENT ASSETS:
  CASH AND CASH EQUIVALENTS                                  $  11,722      $  24,844
  ACCOUNTS RECEIVABLE, NET                                      51,533         53,606
  CONTRACTS IN PROGRESS                                          3,214          2,189
  INVENTORY                                                     22,829         22,000
  DEFERRED INCOME TAXES                                          6,481          6,408
  PREPAID EXPENSES AND OTHER                                     1,135            913
                                                             ---------      ---------

        TOTAL CURRENT ASSETS                                    96,914        109,960

PROPERTY, PLANT AND EQUIPMENT, NET                              35,093         35,283
EXCESS OF PURCHASE PRICE OVER FAIR VALUE
  OF NET ASSETS ACQUIRED, NET                                   27,448         28,118
OTHER ASSETS                                                     4,830          4,600
                                                             ---------      ---------

                                                             $ 164,285      $ 177,961
                                                             =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                   $  32,475      $  39,835
  ADVANCE BILLINGS ON CONTRACTS
   IN PROGRESS                                                     948            725
  CURRENT PORTION OF LONG-TERM DEBT                              5,408          5,767
  INCOME TAXES PAYABLE                                           2,397          2,400
  DEFERRED INCOME TAXES                                            766            772
                                                             ---------      ---------

        TOTAL CURRENT LIABILITIES                               41,994         49,499

LONG-TERM DEBT                                                  32,579         37,628
DEFERRED INCOME TAXES                                            3,607          3,297
OTHER LIABILITIES                                                1,379          1,427

STOCKHOLDERS' EQUITY:
  PREFERRED STOCK, $1.00 PAR VALUE, 1,000,000 SHARES
    AUTHORIZED, NO SHARES ISSUED OR
    OUTSTANDING                                                     --             --
  COMMON STOCK, $.01 PAR VALUE, 30,000,000
    SHARES AUTHORIZED, 18,092,336 AND 18,087,111 SHARES
    ISSUED                                                         181            180
  ADDITIONAL PAID-IN CAPITAL                                    69,512         69,929
  RETAINED EARNINGS                                             45,345         46,350
  ACCUMULATED OTHER COMPREHENSIVE INCOME                           709          1,351
  UNEARNED COMPENSATION                                           (372)        (1,051)
                                                             ---------      ---------
                                                               115,375        116,759
  TREASURY STOCK AT COST, 4,866,789 and 4,807,456 SHARES       (30,649)       (30,649)
                                                             ---------      ---------

        TOTAL STOCKHOLDERS' EQUITY                              84,726         86,110
                                                             ---------      ---------

                                                             $ 164,285      $ 177,961
                                                             =========      =========

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
               THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                         GUNDLE/SLT ENVIRONMENTAL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
              (AMOUNTS IN THOUSANDS EXCEPT EARNINGS PER SHARE DATA)
                                   (UNAUDITED)



                                              THREE MONTHS ENDED             SIX MONTHS ENDED
                                                    JUNE 30,                     JUNE 30,
                                        ------------------------------ ------------------------------

                                                1998          1997          1998          1997
                                             --------      --------      --------      --------

SALES AND OPERATING REVENUE                  $ 49,636      $ 48,352      $ 80,955      $ 81,701
COST OF PRODUCTS & SERVICES                    40,903        40,076        67,096        67,257
                                             --------      --------      --------      --------

GROSS PROFIT                                    8,733         8,276        13,859        14,444

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                       6,760         5,842        12,451        12,093
AMORTIZATION OF GOODWILL                          341           312           687           615
                                             --------      --------      --------      --------

OPERATING INCOME                                1,632         2,122           721         1,736

OTHER (INCOME) EXPENSES:
  INTEREST EXPENSE                                921         1,141         1,825         2,152
  INTEREST INCOME                                (253)         (534)         (551)       (1,032)
  OTHER (INCOME) EXPENSE, NET                     (67)         (170)          (59)         (121)
                                             --------      --------      --------      --------

INCOME(LOSS) BEFORE INCOME TAXES                1,031         1,685          (494)          737

PROVISION FOR(BENEFIT FROM) INCOME TAXES          444           708          (212)          310
                                             --------      --------      --------      --------

NET INCOME(LOSS)                             $    587      $    977      $   (282)     $    427
                                             ========      ========      ========      ========

BASIC AND DILUTED EARNINGS(LOSS)
   PER COMMON SHARE                          $   0.04      $   0.06      $  (0.02)     $   0.03
                                             ========      ========      ========      ========

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                          13,246        15,494        13,271        15,714
                                             ========      ========      ========      ========


                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
               THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.
                                       4

                         GUNDLE/SLT ENVIRONMENTAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                SIX MONTHS ENDED
                                                                    JUNE 30
                                                        ----------------------------------

                                                                 1998          1997
                                                             --------      --------

CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME                                                 $   (282)     $    427
  ADJUSTMENTS TO RECONCILE NET INCOME TO CASH
    PROVIDED BY (USED IN) OPERATING ACTIVITIES:
    DEPRECIATION                                                3,523         3,414
    AMORTIZATION                                                  691           714
    DEFERRED INCOME TAXES                                        (846)         (831)
    GAIN ON SALE OF ASSETS                                         (9)         (198)
    INCREASE (DECREASE) IN CASH DUE TO
      CHANGES IN ASSETS AND LIABILITIES:
      ACCOUNTS RECEIVABLE                                       1,980         5,725
      CONTRACTS IN PROGRESS                                    (1,033)       (1,408)
      INVENTORY                                                  (959)       (5,684)
      ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                 (6,978)         (644)
      ADVANCE BILLINGS ON CONTRACTS IN PROGRESS                   211           112
      INCOME TAXES PAYABLE                                       (325)       (1,126)
      OTHER                                                      (429)          759
                                                             --------      --------

      NET CASH PROVIDED BY(USED IN)OPERATING ACTIVITIES        (4,456)        1,260
                                                             --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  ADDITIONS TO PROPERTY, PLANT AND EQUIPMENT                   (3,575)       (2,598)
  PROCEEDS FROM SALE OF EQUIPMENT                                 208           291
                                                             --------      --------

      NET CASH USED IN INVESTING ACTIVITIES                    (3,367)       (2,307)
                                                             --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  REPURCHASE OF COMMON STOCK                                        0       (14,502)
  PROCEEDS FROM THE EXERCISE OF STOCK OPTIONS AND
    PURCHASES UNDER THE EMPLOYEE STOCK PURCHASE PLAN               25           486
  RETIREMENT OF LONG-TERM DEBT                                 (5,111)       (5,449)
  OTHER                                                             0          (117)
                                                             --------      --------

      NET CASH PROVIDED BY(USED IN) FINANCING ACTIVITIES       (5,086)      (19,582)
                                                             --------      --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                          (213)         (149)
                                                             --------      --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          (13,122)      (20,778)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD           24,844        43,122
                                                             --------      --------

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD               $ 11,722      $ 22,344
                                                             ========      ========

CASH PAID FOR INTEREST                                       $  1,863      $  2,260
                                                             ========      ========

CASH PAID FOR INCOME TAXES                                   $    244      $  1,468
                                                             ========      ========


                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
               THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                         GUNDLE/SLT ENVIRONMENTAL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1)      Basis of Presentation -

  General -

         The accompanying unaudited, condensed consolidated financial statements have been prepared by the Registrant ("Gundle/SLT Environmental, Inc." or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of such financial statements for the periods indicated. Certain information relating to the Company's organization and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted in this Form 10-Q pursuant to Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission. However, the Company believes that the disclosures herein are adequate to make the information presented not misleading. The results for the three and six months ended June 30, 1998, are not necessarily indicative of future operating results. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

(2)      Inventory -

         Inventory is stated at the lower of cost or market. Cost, which includes material, labor and overhead, is determined by the weighted average cost method. Inventory consisted of the following (000's):

                               June 30,   December 31,
                                 1998        1997
                               -------     -------
Raw materials and supplies     $ 5,483     $ 6,812
Finished goods                  17,346      15,188
                               -------     -------

                               $22,829     $22,000
                               =======     =======

(3)     Income Taxes -

         The Company's provision for income taxes is recorded at the statutory rates adjusted for the effect of any permanent differences.

(4)      Equity -

         On January 23, 1997, the Company purchased 2,071,656 shares of its common stock at a price of $7 per share, for a total cost of $14,502,000. On December 16, 1997, the Company purchased 2,200,000 shares of its common stock at a price of $5.40 per share for a total cost of $11,880,000. Both of these transactions were funded with the Company's available cash. At June 30, 1998, the Company had 13,225,547 shares outstanding.

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

During the second quarter of 1998 and 1997, total comprehensive income (losses), representing foreign currency translation adjustments, amounted to $219,000 and $(96,000) respectively.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Quarter:

         For the three months ended June 30, 1998, sales were
$49,636,000 compared with $48,352,000 for the same period last year. This 3% increase in sales resulted from 13% more units shipped partially offset by lower prices and approximately $900,000 lower U.S. dollar value of German (DM) and Australian dollar(A$)functional currency sales. United States and Canadian sales of $26,135,000 were similar to the prior years sales on a 7% increase in volume. Unit selling prices in the United States and Canada were 7% lower than last year. Foreign sales of $23,501,000 were up $1,453,000, or 7% from the same quarter last year on 18% higher volume. The primary reason for the higher foreign sales was higher volume to the Latin and South American markets; which was partially offset by lower volume to Southeast Asia and the Middle East, lower US dollar value of DM's and A$ functional currency sales, and a 10% reduction in selling prices.
                                       8

         Gross profit for the quarter was $8,733,000, up 6% from the prior year. As a percentage of sales, gross profit increased to 17.6% from 17.1%. The primary cause of this increase was a decrease in resin cost per unit.

         Selling, general and administrative (SG&A) expenses were $6,760,000 compared with $5,842,000 in the second quarter of 1997. Of this difference, approximately $1,000,000 resulted from contractually required severance paid to the former President and CEO who left the company in April.

         Interest expense was $220,000 less than last year primarily due to a decrease in outstanding debt resulting from scheduled repayments.

         Interest income was $281,000 less than last year primarily due to lower amounts of invested cash. The Company used $11,880,000 of it's surplus cash to repurchase 2,200,000 shares of its common stock in December 1997.

         The quarterly expense for income taxes was $444,000 compared with $708,000 in the same period last year. The tax expense for both periods was recorded at the statutory rates adjusted for certain nondeductible expenses.

Year-to-Date:

         For the six months ended June 30, 1998, sales were $80,955,000 compared with $81,701,000 for the same period last year. This 1% decrease in sales resulted from a 6% reduction in selling prices, approximately $1,863,000 lower US dollar value of DM and A$ functional currency sales, which was partially offset by a 10% increase in units shipped. Sales into the United States and Canada of $39,911,000 increased by $1,799,000 from the prior year sales, on a 10% increase in volume. Selling prices of U.S. and Canadian products and services were 5% lower than last year. Foreign sales of $41,044,000 were down $2,545,000, or 6%, from the same period last year on 3% higher volume. The primary reasons for the lower foreign sales were the lower US dollar value of the Company's DM and A$ functional currency sales and 8% lower selling prices.

         Gross profit for the period was $13,859,000, down 4% from the prior year. As a percentage of sales, gross profit decreased to 17.1% from 17.7%. The primary cause of this decrease was a decrease in selling prices not completely offset by decreases in material costs.

         Selling, general and administrative (SG&A) expenses were $12,451,000 compared with $12,093,000 in the first half of 1997. Of this difference, approximately $1,000,000 resulted from contractually required severance paid to the former President and CEO who left the company in April offset by a decrease in the US Dollar value of expenses paid in DM's ($200,000), the savings generated by scaling back of the Singapore operations ($225,000) and a reduction in the costs related to the Restricted Stock Plan ($125,000).

         Interest expense was $327,000 less than last year primarily due to a decrease in outstanding debt resulting from scheduled repayments.

         Interest income was $481,000 less than last year primarily due to lower amounts of invested cash. The Company used $11,880,000 of surplus cash to repurchase 2,200,000 shares of it's common stock in December 1997.

         The benefit for income taxes was $212,000 compared with a $310,000 expense in the same period last year. The tax expense for both periods was recorded at the statutory rates adjusted for certain nondeductible expenses.


LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1998, the Company had working capital of $60,328,000, including cash and temporary investments of $11,722,000. The Company's cash, inventory and receivable balances fluctuate from quarter-to-quarter due to the seasonality of sales. The Company's capital structure consisted of $37,987,000 in debt and $84,726,000 in stockholders' equity as of June 30, 1998.

         The Company has a $35,000,000 multi-currency revolving credit facility (the "Revolver") with NationsBank of Texas, as agent, that was amended to extend the credit commitment date to September 30, 1999. Under the terms of the revolving credit agreement, the Company is required to maintain certain financial ratios and a specific level of consolidated tangible net worth. At June 30, 1998, there was no balance outstanding on the Revolver, but $975,000 in letters of credit issued under this facility reduced the balance available to $34,025,000. The letters of credit issued under this facility secure self-insurance programs.

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

         At December 31, 1997, the Company had a U.S. dollar receivable of $3,666,000 from an Indonesian customer secured by an irrevocable letter of credit issued by an Indonesian bank. As a result of the economic and currency difficulties in Indonesia, there existed a potential for non-performance under the terms of the letter of credit by the Indonesian bank. As of July 31, 1998, the Company has received $3,051,000 from the Indonesian Bank. The Company believes based on information available at this time, that the remaining amount due under this letter of credit should be collected before the end of the year.

         The Company is in the process of implementing the JDEdwards suite of systems to replace all U.S. legacy systems that are not year 2000 compliant. This implementation will be completed by the end of 1998. The Company is considering the use of this and other systems in its German operations. The implementation of a new system in Germany will occur during 1999. The systems in use at the Company's other foreign operations are year 2000 compliant.

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


         Due to a very competitive market the Company has been forced to lower the prices of its products. Even with slight year-to-year resin purchase price reductions, the Company has had difficulty maintaining its material margin similar to 1997. Earnings compared to 1997 will continue to be negatively impacted if this trend continues.

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


PART II - OTHER INFORMATION

Resignation of Director:

         Samir T. Badawi, Chairman of the Board of Directors, has assumed the role of acting President and CEO effective April 27, 1998 following the resignation of William P. Reid, the former President, CEO and Director. Roger J. Klatt, former Senior Vice President and Chief Financial Officer since 1994 has assumed responsibility for day-to-day operations as Executive Vice President and Chief Financial Officer.


PART IV - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a)(3) EXHIBITS

Exhibit
   No.

10-K      -Employment Agreement dated June 4, 1998, between Samir T. Badawi and the Company.

10-L      -Amendment dated June 4, 1998, to the Employment Agreement dated
           March 10, 1997, between Roger J. Klatt and the Company.

SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            GUNDLE/SLT ENVIRONMENTAL, INC.




DATE  July 31, 1998                         BY   /s/ ROGER J. KLATT
     ------------------                         ----------------------------

                                                 ROGER J. KLATT,
                                                 EXECUTIVE VICE PRESIDENT &
                                                 CHIEF FINANCIAL OFFICER


DATE  July 31, 1998                         BY   /s/ ERNEST C. ENGLISH, JR.
     ------------------                         ----------------------------

                                                ERNEST C. ENGLISH, JR.,
                                                CORPORATE CONTROLLER

SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         GUNDLE/SLT ENVIRONMENTAL, INC.




DATE  July 31, 1998                         BY
     ------------------                        ----------------------------
                                               ROGER J. KLATT,
                                               EXECUTIVE VICE PRESIDENT &
                                               HIEF FINANCIAL OFFICER


DATE  July 31, 1998                         BY
     ------------------                        ----------------------------
                                               ERNEST C. ENGLISH, JR.,
                                               CORPORATE CONTROLLER