Form 10-Q
period 1998-09-30
GUNDLE SLT ENVIRONMENTAL INC
filed 1998-11-17
CIK 805023

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                                     of the
                         SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 1998  Commission File Number 1-9307
                  ------------------                         ------

                         GUNDLE/SLT ENVIRONMENTAL, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)


              Delaware                          22-2731074
--------------------------------------------------------------------------------
   (State or other jurisdiction of            (IRS Employer
    incorporation or organization)          Identification No.)



     19103 Gundle Road   Houston, Texas           77073
--------------------------------------------------------------------------------
   (Address of principal executive offices)      (Zip Code)


(Registrant's telephone number, including area code)   (281) 443-8564
                                                       -------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant is required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No
    -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.


            Class                               Outstanding at November 13, 1998
----------------------------                    --------------------------------
Common stock, par value $.01                                13,161,547

                         GUNDLE/SLT ENVIRONMENTAL, INC.

                                      INDEX

                                                                                                     PAGE
                                                                                                     ----
PART I - FINANCIAL INFORMATION

         Condensed Consolidated Balance Sheets as of
         September 30, 1998 (Unaudited) and
         December 31, 1997                                                                              3

         Consolidated Statements of Income
         for the Three and Nine Months Ended
         September 30, 1998 and 1997 (Unaudited)                                                        4

         Consolidated Statements of Cash Flows
         for the Nine Months Ended September 30, 1998
         and 1997 (Unaudited)                                                                           5

         Notes to Condensed Consolidated Financial
         Statements                                                                                     6

         Management's Discussion and Analysis of Results
         of Operations and Financial Condition                                                          8


PART II - OTHER INFORMATION                                                                            12


PART IV - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
          REPORTS ON FORM 8-K                                                                          12

                         GUNDLE/SLT ENVIRONMENTAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)

                                                                    SEPTEMBER 30,   DECEMBER 31,
                                                                         1998           1997
                                                                    -------------   ------------
                                                                     (UNAUDITED)
ASSETS
CURRENT ASSETS:
  CASH AND CASH EQUIVALENTS                                           $  13,074      $  24,844
  ACCOUNTS RECEIVABLE, NET                                               57,924         53,606
  CONTRACTS IN PROGRESS                                                   5,032          2,189
  INVENTORY                                                              18,505         22,000
  DEFERRED INCOME TAXES                                                   6,388          6,408
  PREPAID EXPENSES AND OTHER                                                841            913
                                                                      ---------      ---------

        TOTAL CURRENT ASSETS                                            101,764        109,960

PROPERTY, PLANT AND EQUIPMENT, NET                                       35,441         35,283
EXCESS OF PURCHASE PRICE OVER FAIR VALUE
  OF NET ASSETS ACQUIRED, NET                                            27,273         28,118
OTHER ASSETS                                                              4,409          4,600
                                                                      ---------      ---------

                                                                      $ 168,887      $ 177,961
                                                                      =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                            $  33,092      $  39,835
  ADVANCE BILLINGS ON CONTRACTS
   IN PROGRESS                                                              671            725
  CURRENT PORTION OF LONG-TERM DEBT                                       5,655          5,767
  INCOME TAXES PAYABLE                                                    2,940          2,400
  DEFERRED INCOME TAXES                                                     830            772
                                                                      ---------      ---------

        TOTAL CURRENT LIABILITIES                                        43,188         49,499

LONG-TERM DEBT                                                           32,297         37,628
DEFERRED INCOME TAXES                                                     3,388          3,297
OTHER LIABILITIES                                                         1,494          1,427

STOCKHOLDERS' EQUITY:
  PREFERRED STOCK, $1.00 PAR VALUE, 1,000,000 SHARES
    AUTHORIZED, NO SHARES ISSUED OR
    OUTSTANDING                                                              --             --
  COMMON STOCK, $.01 PAR VALUE, 30,000,000
    SHARES AUTHORIZED, 18,092,336 AND 18,087,111 SHARES
    ISSUED                                                                  181            180
  ADDITIONAL PAID-IN CAPITAL                                             69,398         69,929
  RETAINED EARNINGS                                                      48,910         46,350
  ACCUMULATED OTHER COMPREHENSIVE INCOME                                  1,031          1,351
  UNEARNED COMPENSATION                                                    (245)        (1,051)
                                                                      ---------      ---------
                                                                        119,275        116,759
  TREASURY STOCK AT COST, 4,912,589 and 4,807,456 SHARES                (30,755)       (30,649)
                                                                      ---------      ---------

        TOTAL STOCKHOLDERS' EQUITY                                       88,520         86,110
                                                                      ---------      ---------

                                                                      $ 168,887      $ 177,961
                                                                      =========      =========

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
               THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                         GUNDLE/SLT ENVIRONMENTAL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
              (AMOUNTS IN THOUSANDS EXCEPT EARNINGS PER SHARE DATA)
                                   (UNAUDITED)



                                     THREE MONTHS ENDED             NINE MONTHS ENDED
                                       SEPTEMBER 30,                  SEPTEMBER 30,
                                  ------------------------      ------------------------
                                     1998           1997           1998           1997
                                  ---------      ---------      ---------      ---------
SALES AND OPERATING REVENUE       $  57,086      $  66,096      $ 138,041      $ 147,797
COST OF PRODUCTS & SERVICES          45,108         53,825        112,204        121,082
                                  ---------      ---------      ---------      ---------

GROSS PROFIT                         11,978         12,271         25,837         26,715

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES             6,098          5,955         18,548         18,047
AMORTIZATION OF GOODWILL                348            293          1,035            908
                                  ---------      ---------      ---------      ---------

OPERATING INCOME                      5,532          6,023          6,254          7,760

OTHER (INCOME) EXPENSES:
  INTEREST EXPENSE                      824          1,028          2,649          3,181
  INTEREST INCOME                      (206)          (421)          (757)        (1,453)
  OTHER (INCOME) EXPENSE, NET           (71)           232           (129)           111
                                  ---------      ---------      ---------      ---------

INCOME BEFORE INCOME TAXES            4,985          5,184          4,491          5,921

PROVISION FOR INCOME TAXES            2,143          2,174          1,931          2,486
                                  ---------      ---------      ---------      ---------

NET INCOME                        $   2,842      $   3,010      $   2,560      $   3,435
                                  =========      =========      =========      =========

BASIC AND DILUTED EARNINGS
   PER COMMON SHARE               $    0.22      $    0.19      $    0.19      $    0.22
                                  =========      =========      =========      =========

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                13,218         15,483         13,253         15,637
                                  =========      =========      =========      =========


                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
               THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                         GUNDLE/SLT ENVIRONMENTAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30
                                                             ----------------------
                                                               1998          1997
                                                             --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME                                                 $  2,560      $  3,435
  ADJUSTMENTS TO RECONCILE NET INCOME TO CASH
    PROVIDED BY (USED IN) OPERATING ACTIVITIES:
    DEPRECIATION                                                5,328         5,219
    AMORTIZATION                                                1,001         1,099
    DEFERRED INCOME TAXES                                        (972)         (507)
    GAIN ON SALE OF ASSETS                                        (35)         (254)
    INCREASE (DECREASE) IN CASH DUE TO
      CHANGES IN ASSETS AND LIABILITIES:
      ACCOUNTS RECEIVABLE                                      (3,461)      (10,791)
      CONTRACTS IN PROGRESS                                    (2,730)       (1,818)
      INVENTORY                                                 3,478         1,258
      ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                 (7,654)        7,958
      ADVANCE BILLINGS ON CONTRACTS IN PROGRESS                   (94)         (380)
      INCOME TAXES PAYABLE                                      1,423          (759)
      OTHER                                                      (350)        1,110
                                                             --------      --------

      NET CASH PROVIDED BY (USED IN)OPERATING ACTIVITIES       (1,506)        5,570
                                                             --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  ADDITIONS TO PROPERTY, PLANT AND EQUIPMENT                   (5,166)       (3,234)
  PROCEEDS FROM SALE OF EQUIPMENT                                 215           369
  OTHER                                                             0          (123)
                                                             --------      --------

      NET CASH USED IN INVESTING ACTIVITIES                    (4,951)       (2,988)
                                                             --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  REPURCHASE OF COMMON STOCK                                     (106)      (14,502)
  PROCEEDS FROM THE EXERCISE OF STOCK OPTIONS AND
    PURCHASES UNDER THE EMPLOYEE STOCK PURCHASE PLAN               25           486
  RETIREMENT OF LONG-TERM DEBT                                 (5,380)       (5,735)
                                                             --------      --------

      NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES      (5,461)      (19,751)
                                                             --------      --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                           148           (64)
                                                             --------      --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          (11,770)      (17,233)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD           24,844        43,122
                                                             --------      --------

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD               $ 13,074      $ 25,889
                                                             ========      ========

CASH PAID FOR INTEREST                                       $  2,766      $  3,744
                                                             ========      ========

CASH PAID FOR INCOME TAXES                                   $  2,082      $  4,861
                                                             ========      ========

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
               THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                         GUNDLE/SLT ENVIRONMENTAL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1)  Basis of Presentation -

  General -

         The accompanying unaudited, condensed consolidated financial statements have been prepared by the Registrant ("Gundle/SLT Environmental, Inc." or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of such financial statements for the periods indicated. Certain information relating to the Company's organization and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted in this Form 10-Q pursuant to Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission. However, the Company believes that the disclosures herein are adequate to make the information presented not misleading. The results for the three and nine months ended September 30, 1998, are not necessarily indicative of future operating results. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

         The Company is using a cross currency principal and interest rate swap to effectively convert a portion of its U.S. dollar denominated debt into German Marks. The objective of this hedging strategy is the management of the foreign currency exchange risk associated with its net investment in Germany and is based on the projected foreign currency cash flows from Germany over the next eight years. The Company's investment in Germany and the foreign currency portion of its swap are adjusted each period to reflect current foreign exchange rates with the gains and losses recorded in the equity section of the balance sheet as comprehensive income. The differential paid or received on the interest rate component is recognized as an adjustment to interest expense.

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

(2)  Inventory -

         Inventory is stated at the lower of cost or market. Cost, which includes material, labor and overhead, is determined by the weighted average cost method. Inventory consisted of the following (000's):

                             September 30,   December 31,
                                 1998           1997
                             -------------   ------------
Raw materials and supplies     $ 4,297         $ 6,812
Finished goods                  14,208          15,188
                               -------         -------

                               $18,505         $22,000
                               =======         =======

 (3)     Income Taxes -

         The Company's provision for income taxes is recorded at the statutory rates adjusted for the effect of any permanent differences.

(4)      Equity -

         On January 23, 1997, the Company purchased 2,071,656 shares of its common stock at a price of $7 per share, for a total cost of $14,502,000. On December 16, 1997, the Company purchased 2,200,000 shares of its common stock at a price of $5.40 per share for a total cost of $11,880,000. In September, 1998, the Company announced a stock repurchase program, which authorizes the repurchase of up to 1,000,000 shares of its common stock. As of September 30, 1998, the company had repurchased 45,800 shares of common stock at prices ranging from $2.50 to $3.25 per share under this program. All of these transactions were funded with the Company's available cash. At September 30, 1998, the Company had 13,179,747 shares outstanding.

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

During the third quarter of 1998 and 1997, total comprehensive income (losses), representing foreign currency translation adjustments, amounted to $322,000 and $(311,000) respectively. For the nine months ended September 30, 1998 and 1997, total comprehensive income (losses), representing foreign currency translation adjustments, amounted to $(320,000) and $(1,607,000) respectively.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Quarter:

                  For the three months ended September 30, 1998, sales and operating revenue was $57,086,000 compared with $66,096,000 for the same period last year. This 14% decrease in sales and operating revenue from last year was the result of 4% lower units shipped and a 10% lower overall weighted value per unit. U.S. sales and operating revenue was $31,632,000, 13% lower than for the same period last year. U.S. volume was 3% lower and overall weighted value per unit was 10% lower. Foreign sales and operating revenue was $25,454,000 this quarter, down 15% from last year. Foreign volume was off 6%, primarily in Southeast Asia and the Middle East, while the overall weighted value per unit was off 9%.

         Gross profit for the quarter was $11,978,000, down $293,000, or 2% from the prior year. As a percentage of sales and operating revenue, gross profit increased to 21.0% from 18.6%. Both the weighted sales value and cost per unit declined equally, increasing the gross profit as a percentage.

         Selling, general and administrative (SG&A) expenses were $6,098,000 compared with $5,955,000 in the second quarter of 1997.

         Interest expense was $204,000 less than last year primarily due to a decrease in outstanding debt resulting from scheduled repayments.

         Interest income was $215,000 less than last year primarily due to lower amounts of invested cash. The Company used $11,880,000 of it's surplus cash to repurchase 2,200,000 shares of its common stock in December 1997.

         The quarterly expense for income taxes was $2,143,000 compared with $2,174,000 in the same period last year. The tax expense for both periods was recorded at the statutory rates adjusted for certain nondeductible expenses.

Year-to-Date:

         For the nine months ended September 30, 1998, sales and operating revenue was $138,041,000 compared with $147,797,000 for the same period last year. This 7% decrease in sales and operating revenue was primarily due to an 8% decrease in the overall weighted price per unit that included the impact of lower US dollar value of Duetsche Mark and Australian dollars amounting to approximately $1,800,000. This decrease in value was mitigated by a 1% increase in units shipped. U.S. sales and operating revenue of $71,558,000 decreased by $2,758,000, or 4% from the same period last year. U.S. volume was 4% higher while overall weighted value per unit was 7% lower than last year. Foreign sales and operating revenue was $66,483,000 for the nine months, down $7,000,000, or 9%, from the same period last year on similar volume. The weighted value per unit was down 9% including the impact of foreign currency mentioned above.

         Gross profit for the period was $25,837,000, down $878,000, or 3% from the prior year. As a percentage of sales, gross profit increased to 18.7% from 18.1%. The 1% increase in unit volume was more than offset by lower gross profit per unit caused by the average selling price decreasing more than the average material cost. Even though the average gross profit per unit decreased, due to a lower selling price, margin as a percentage of the average selling price increased.

         Selling, general and administrative (SG&A) expenses were $18,548,000 compared with $18,047,000 in the first nine months of 1997. Of this difference, approximately $1,000,000 resulted from contractually required severance paid to the former President and CEO, who left the company in April offset by a decrease in the US Dollar value of expenses paid in DM's($100,000), the savings generated by scaling back of the Singapore operations($350,000) and a reduction in the costs related to the Restricted Stock Plan($100,000).

         Interest expense was $532,000 less than last year due to a decrease in outstanding debt resulting from scheduled repayments.

         Interest income was $696,000 less than last year primarily due to lower amounts of invested cash. The Company used $11,880,000 of surplus cash to repurchase 2,200,000 shares of it's common stock in December 1997.

         The expense for income taxes was $1,931,000 compared with a $2,486,000 in the same period last year. The tax expense for both periods was recorded at the statutory rates adjusted for certain nondeductible expenses.


LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1998, the Company had working capital of $58,576,000, including cash and temporary investments of $13,074,000. The Company's cash, inventory and receivable balances fluctuate from quarter-to-quarter due to the seasonality of sales. The Company's capital structure consisted of $38,362,000 in debt and $88,520,000 in stockholders' equity as of September 30, 1998.

         The Company has a $35,000,000 multi-currency revolving credit facility (the "Revolver") with Bank of America, formerly NationsBank of Texas, as agent, that was amended to extend the credit commitment date to September 30, 1999. Under the terms of the revolving credit agreement, the Company is required to maintain certain financial ratios and a specific level of consolidated tangible net worth. At September 30, 1998, there was no balance outstanding on the Revolver, but $975,000 in letters of credit issued under this facility reduced the balance available to $34,025,000. The letters of credit issued under this facility secure self-insurance programs.

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

         At December 31, 1997, the Company had a U.S. dollar receivable of $3,666,000 from an Indonesian customer, secured by an irrevocable letter of credit issued by an Indonesian bank that matured in July, 1998. As of September 30, 1998, the Company has received $3,051,000 from the Indonesian Bank. The Company believes based on information available at this time, that the remaining amount due under this letter of credit should be collected.

         The Company is in the process of implementing the JDEdwards suite of systems to replace all U.S. legacy operating systems that are not year 2000 compliant. This implementation will be completed by the end of 1998. The Company's German operation will spend approximately $200,000 during 1998 and 1999 to purchase and install a new year 2000 compliant operating system. The operating systems in use at the Company's other foreign operations are year 2000 compliant. The company is in the process of evaluating the year 2000 status of its major customers and suppliers and has made no determination of the action necessary if one or more of these fail to be fully year 2000 compliant.

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

                                        GUNDLE/SLT ENVIRONMENTAL, INC.




DATE  November 16, 1998                     BY   /s/ Roger J. Klatt
     -------------------                       ---------------------------------
                                                 ROGER J. KLATT,
                                                 EXECUTIVE VICE PRESIDENT &
                                                 CHIEF FINANCIAL OFFICER


DATE  November 16, 1998                     BY   /s/ ERNEST C. ENGLISH, JR.
     ------------------                        ---------------------------------

                                                 ERNEST C. ENGLISH, JR.,
                                                 VICE PRESIDENT &
                                                 CORPORATE CONTROLLER

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                                DESCRIPTION
-------                               -----------
  27                                  Financial Data Schedule