Form 10-K
period 1998-12-31
GUNDLE SLT ENVIRONMENTAL INC
filed 1999-03-03
CIK 805023

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

    [ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                            OF THE SECURITIES ACT OF 1934

                         COMMISSION FILE NUMBER 1-9307

                         GUNDLE/SLT ENVIRONMENTAL, INC.
             (Exact name of registrant as specified in its charter)

              DELAWARE
   (State or other Jurisdiction of                            22-2731074
   Incorporation or Organization)                (I.R.S. Employer Identification No.)
          19103 GUNDLE ROAD
           HOUSTON, TEXAS                                        77073
   (Address of Principal Executive                            (Zip Code)
              Offices)

      Registrant's telephone number, including area code:  (281) 443-8564

          Securities registered pursuant to Section 12(b) of the Act:

                                                       NAME OF EACH EXCHANGE ON
         TITLE OF EACH CLASS                               WHICH REGISTERED
-------------------------------------  ---------------------------------------------------------
    Common Stock, $.01 Par Value                        New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:

                                     NONE.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes H No H.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $28,440,000 as of February 24, 1999. All share amounts included herein have been restated to reflect all previous stock splits.

     The number of shares outstanding of the issuer's common stock, $.01 par value, as of February 24, 1999, was 13,046,612 shares.

     The Registrant's proxy statement to be filed in connection with the Registrant's 1999 Annual Meeting of Stockholders is incorporated by reference into Part III of this report.

================================================================================

                          1998 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                  PAGE
                                                  ----
                        PART I
Item 1.   Description of Business..............     1
Item 2.   Properties...........................     7
Item 3.   Legal Proceedings....................     8
Item 4.   Submission of Matters to a Vote of
            Security Holders...................     8
                       PART II
Item 5.   Market for the Registrant's Common
            Equity and Related Stockholder
            Matters............................     9
Item 6.   Selected Financial Data..............     9
Item 7.   Management's Discussion and Analysis
            of Results of Operations and
            Financial
            Condition..........................    10
Item 7A.  Quantitative and Qualitative
            Disclosure about Market Risk.......    13
Item 8.   Consolidated Financial Statements and
            Supplementary Data.................    14
Item 9.   Changes in and Disagreements With
            Accountants on Accounting and
            Financial
            Disclosure.........................    36
                       PART III
Item 10.  Directors and Executive Officers of
            the Registrant.....................    36
Item 11.  Executive Compensation...............    36
Item 12.  Security Ownership of Certain
            Beneficial Owners and Management...    36
Item 13.  Certain Relationships and Related
            Transactions.......................    36
                       PART IV
Item 14.  Exhibits, Financial Statement
            Schedules and Reports on Form
            8-K................................    36

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

GENERAL

     Gundle/SLT Environmental, Inc. (the "Company" or "GSE") is the world leader in the manufacture and installation of geosynthetic lining products and services for environmental protection and other uses. It is a Delaware corporation headquartered in Houston, Texas.

     The Company manufactures, sells, and installs flexible geomembrane liners, geonets, geosynthetic clay liners, concrete protection liners, and geocomposite products made from specially formulated polyethylene resins. Its fabrication department offers a variety of specialty products, such as manholes, sumps, pipe penetration boots, floats, floating covers, and vertical membrane barrier wall panels. All of these products are sold and installed on a worldwide basis, typically as part of geosynthetic containment systems. The Company's products and other related geosynthetic products are used in containment systems for the prevention of groundwater contamination, and for the confinement of water, industrial liquids and solids.

     The Company's products are installed by independent third parties, and by the Company's full-time field personnel, who are organized into close-knit construction crews. Crewmembers are extensively trained in hot wedge and extrusion welding techniques. Using the latest equipment, these crews install liners in the field to make one continuous, seamless containment system. The use of an extensive weld-seam quality assurance testing program, combined with our manufacturing quality control program and high quality resin, enables the Company to offer what it believes are the highest quality products and services.

COMPANY PRODUCTS

     The Company's principal products-flexible liners-are manufactured from specially formulated polyethylene resins with chemical additives designed to resist weathering, ultraviolet degradation and chemical exposure for extended time in exposed applications. Either customers or third-party engineering firms design the containment and confinement systems into which the Company's products are installed. These systems may include other Company manufactured products consisting of drainage nets, geocomposites, geosynthetic clay liners, vertical barrier walls, specialty concrete protection liners, and other companies' products. Marketing efforts for its products are carried on through a worldwide distribution organization made up of internal sales, independent dealers, agents, and distributors.

     The Company's primary product is a smooth-finish, high density polyethylene-HDPE-liner. The sale and installation of this product in 1998, 1997, and 1996 accounted for approximately 56%, 60% and 65% of total sales. Its HDPE liner products come in thickness ranges from 20 to 240 mil (one mil equals 1/1000th of an inch), and seamless widths up to 34.5 feet. Liner width dictates how many seams are required during installation, and seaming represents the major technical difficulty for liner installers. The fewer the number of seams, the less labor involved, and the less testing required.

     The Company manufactures very flexible polyethylene (VFPE) sheet products (GSE UltraFlexT) from low-density resin. VFPE products are finding greater use in landfill caps, mining heap leach pads, and floating covers where greater flexibility is desired. Both VFPE and HDPE products are available with texturing for use on sloping terrain, or where a high friction angle is required.

     Demand is increasing for products made by using the Company's co-extrusion manufacturing capability. This manufacturing process produces products with different layers made of various resin densities that become molecularly integrated such that they cannot delaminate or separate. One of the major products created using this process is GSE WhiteT, the Company's patented white-surface (reflective) product for use in landfills and waste containment applications. By reflecting radiant heat, the reflective surface reduces the expansion and contraction (wrinkling and bridging) of the liner during installation. Its reflective nature protects subgrade soils from drying out and cracking (desiccation). Under identical exposure conditions, white-surfaced liners recorded temperatures as much as 50% lower than standard black surface liner. The white-surface greatly improves detection of installation damage by revealing scoring and abrasions as black marks exposed against the white surface.

     Using this same co-extrusion technology, the Company received a patent for GSE ConductiveT, its electrically conductive liner. This product incorporates a conductive layer that allows for spark testing of 100% of the surface once the liner is installed. The unique ability to electric spark test the entire surface eliminates the need for flooding the containment system with water for leak detection, which can be expensive and time consuming. This product is finding greater use in waste containment lagoons and landfill sump applications.

     The Company offers different specifications of drainage net (GSE HyperNetT) consisting of two sets of HDPE strands intertwined to form a channel along which fluid is conveyed for drainage. This net can be bonded with geotextiles on one or both sides to form GSE FabriNetT and GSE FabriCap, the Company's geocomposite products. These products are used as drainage media for primary leachate collection where the soil is placed directly on top of the drainage layer. GSE FabriCap products are specifically designed for landfill capping project applications requiring a load bearing drainage net. The Company has just acquired a license to sell a drainage net and a geocomposite manufactured using three strands of HDPE. These new products will be offered as GSE Triplanar net and composite for use in landfill cell expansions where higher load bearing characteristics are required, and in landfill capping projects where higher flow rate characteristics are needed.

     Another product manufactured and offered by the Company is its patented geosynthetic clay liner (GundsealT) that combines HDPE liners with highly expansive sodium bentonite clay. The sodium bentonite clay is adhered directly to the liner, and has demonstrated its primary function of sealing small punctures accidentally made in the overlaying liner. When hydrated, the bentonite material is itself a highly impermeable liner taking the place of up to three feet of compacted clay ordinarily required as a subgrade layer.

     A new product, GSE StudlinerT, is manufactured in the Company's facility located in Rechlin, Germany. This product is finding extensive use in tunnels, corrosive containment applications, and for protecting concrete piping, pilings, and foundations. The Company fabricates products made from this material for many types of civil engineering applications.

     The Company also offers a wide variety of specially fabricated products, such as manholes, sumps, pipe penetration boots, floating booms, and vertical membrane barrier wall panels. Its product lines include portable secondary containment pads, temporary or daily landfill covers, and self-installed pond and pit liners.

     The Company offers third-party products under non-exclusive agreements, such as geogrids, HDPE piping, and geotextiles. Polypropylene products are manufactured and sold by the Company's subsidiary in the United Kingdom, in addition to products manufactured from polyethylene.

     The Company considers quality control and testing as critical to the successful operation of its manufacturing and installation business. At its in-house laboratories, it conducts various quality control tests, as well as other sophisticated physical and chemical property tests. On-site testing of its manufactured products is conducted continuously during the manufacturing process. Our laboratories monitor the quality of incoming raw materials, and perform routine tests on all finished products. Certifications as to the quality and test results are routinely furnished to customers as part of the quality assurance program.

     The Company believes that its products made from HDPE and VFPE resins offer several critically important physical advantages over other resin liner products. Those advantages include: chemical resistance to various acids, alkalis, aromatic solvents and oils; puncture resistance and tendency to stretch rather than tear under certain pressures; and relative impermeability. These characteristics are the reason that the Company's products represent a major portion of the geosynthetic liner market, particularly in solid waste applications.

SERVICES

     The Company often provides its customers with installation services. Trained field personnel travel to the customers' job sites and install products. Company trained crews are available in the United States, the United Kingdom, central Europe and Australia. Inside the United States, a network of carefully selected independent dealers also provides installation services. Outside the United States, in addition to the Company's installation capabilities, a network of qualified distributors and subcontractors provide installation services. Upon request from a customer using third-party installers, the Company may furnish a technical supervisor to monitor installation activities and provide quality assurance.

     Sheeting products are field-joined using hot wedge or extrusion welders. The computer controlled, self-propelled wedge welding equipment creates a dual track seam resulting in a homogeneous bond created between the sheets. The presence of an unwelded channel between the dual seams allows trained technicians to perform 100% non-destructive quality control testing of the welds. The extrusion welding equipment extrudes hot resin through the dual head of the welder resulting in an integration of the hot resin with the sheet liner. These two forms of seam formation are considered superior to other methods of bonding, including gluing. The strength and adequacy of seam welds are tested by some combination of the following test methods: (1) cutting samples from the liner and destructively testing the weld seams; (2) pressure testing the air channel created during the wedge welding process; (3) performing vacuum testing for air tightness of the extrusion welds; and (4) electric spark testing of the conductive liner.

RESEARCH AND DEVELOPMENT

     The Company's research and development efforts focus on new products, new quality control procedures, and more efficient manufacturing and installation techniques. Expenditures in 1998 were $1,845,000, compared to $1,851,000 in 1997 and $1,675,000 in 1996.

RAW MATERIALS

     The Company's high-grade polyethylene resins are purchased from at least two primary suppliers at each manufacturing location. These resins arrive ready for screening tests already formulated with Company designated stabilizers and antioxidants. The Company consistently works with its suppliers to ensure supply, pricing stability, quality and new product development. Occasionally, resins are in short supply and subject to substantial price fluctuations. The Company has not encountered any significant difficulty to date in obtaining resins in sufficient quantities at all of its facilities to support its worldwide demands for its products. Any significant interruption in resin supplies or abrupt increase in prices could have a material adverse impact on the Company's operations.

APPLICATIONS

     This table describes the principal applications of the Company's Products for the past three years based on the sales and operating revenues for each application.

                          SALES BY MARKET APPLICATION
                                 (IN THOUSANDS)

                                                                YEAR ENDED DECEMBER 31,
                                          -------------------------------------------------------------------
                                             1998         %         1997         %         1996         %
                                          ----------     ---     ----------     ---     ----------     ---
Solid Waste Containment.................  $  117,323         65% $  122,681         62% $  121,624         58%
Mining..................................      18,341         10      21,844         11      32,729         16
Hazardous Waste Containment.............      13,891          8      14,765          7       6,003          3
Liquid Containment......................      16,650          9      23,059         12      19,980          9
Other Applications......................      13,350          8      16,969          8      29,036         14
                                          ----------        ---  ----------        ---  ----------        ---
Total Sales and Operating Revenue.......  $  179,555        100% $  199,318        100% $  209,372        100%
                                          ==========        ===  ==========        ===  ==========        ===

     SOLID WASTE CONTAINMENT. This application includes liners for new landfills, and new cells within existing landfills, designed for the disposal or storage of non-hazardous wastes. Included within this definition are products used to cover (cap) lined and unlined landfills. Capping is required to prevent rainwater from creating excessive leachate generation, which may then seep into groundwater in unlined landfills. A secondary benefit derived from capping is the collection of methane gas produced as waste decays.

     MINING. The mining industry uses our products for the containment and confinement of chemicals used in mining gold, copper, and phosphate. These minerals are dissolved or "leached" from the ore by chemical solutions that are circulated through the ore-bearing crushed rock deposited on top of the liner pad. The pad serves as the collection and drainage system for the mineral-bearing solution. Leaching is a lower cost recovery technique permitting the extraction of minerals from low-grade ore that previously was not processed. The Company's products are also used to contain spent ore, tailings and chemical solutions after the leaching process. Gypsum, a by-product of the phosphate mining industry, is required to be stored on liners because of its acidic nature.

     HAZARDOUS WASTE CONTAINMENT. Synthetic liners are extensively used to contain both solid and liquid hazardous waste and substances with the use of liners in these applications mandated in the U.S. by the HAZARDOUS AND SOLID WASTE AMENDMENTS OF 1984.

     LIQUID CONTAINMENT. The Company's products are used in a wide range of liquid containment applications, including aquaculture ponds, tank linings, irrigation canals, storm water runoff containment, organic waste from pig and cattle feedlot operations and potable water reservoirs.

     OTHER APPLICATIONS. The Company's products are used in various other applications involving secondary containment and liquid confinement. These applications are tunnel waterproofing, protection of concrete products from corrosive chemicals and odor control through the use of floating covers. A growing application is the use of its products to promote anaerobic digestion of organic wastes and the capture of the resulting methane gas.

MARKETING AND SALES

     Marketing is a worldwide effort conducted by sales personnel located in the United States, France, Germany, the United Kingdom, Italy, the Netherlands, Singapore, Australia, Egypt and the United Arab Emirates. The Company's multi-tiered sales efforts are focused on engineers, general contractors, facility owners, state and federal regulators and government officials who are responsible for product specifications and the design and awarding of contracts. A strong network of independent commercial agents, dealers and distributors throughout the world work closely with the Company's sales staff. This network was strengthened in 1997 by the creation of GSE Gulf FZE, a joint-venture company with a warehouse and sales office in the duty free zone of the Jebel Ali Free Zone in Dubai.

     Advertisements of the Company's products appear regularly in specialized trade publications and on the Company's worldwide web site (www.gseworld.com). The Company participates in trade shows, conducts industry seminars and makes presentations to governmental administrators. Efforts are ongoing to inform engineers and regulators of the benefits to be derived from using our GSE White, GSE Conductive and GundSeal products.

     The Company sells its products in a very competitive market place. Substantial quantities of its products are sold through the competitive bidding process, whether in the United States or in foreign countries. The Company bids either directly to the general contractor or owner, or through one of the Company's independent distributors or dealers. The customers' bid proposals establish the design and performance criteria for the products. The Company negotiates the remainder of the contract terms where possible. In most cases, the Company agrees to indemnify the site owner, general contractor and others for certain damages resulting from the negligence of the Company and its employees. The Company often is required to post bid and performance bonds or bank guarantees. In all cases, the Company provides its customers with limited material warranties on its products, and limited installation warranties for its workmanship. These limited warranties may last up to 20 years, but are generally limited to repair or replacement of defective liners or workmanship on a prorated basis up to the dollar amount of the original contract.

     In some foreign contracts, the Company may be required to provide the customer with specified contractual limited warranties as to material quality. The Company's product warranty liability in many foreign countries is dictated by local laws in addition to the warranty specified in the contracts. Several of our foreign subsidiaries sell products and installation services under competitively bid construction contracts.

     The enactment of numerous environmental laws with corresponding regulations has enhanced the market for the Company's products. In the United States, the RESOURCE CONSERVATION AND RECOVERY ACT OF 1976, as amended (RCRA); SUBTITLE C-HAZARDOUS WASTE MANAGEMENT; AND SUBTITLE D-STATE OR REGIONAL SOLID WASTE PLANS provide the legal frame work for the storage, treatment and disposal of hazardous and non-hazardous wastes. Of particular importance to the Company has been the impact of SUBTITLE D that regulates the disposal of municipal solid waste (MSW) at roughly 2,300 U.S. landfills. State regulations adopted under this title impose strict compliance standards with regard to groundwater protection, which is exactly what the Company's products are designed to provide.

     SUBTITLE D regulations specify the use of a composite liner system consisting of highly impermeable clay and a geomembrane liner. The liner must be at least 30 mils thick. The United States Environmental Protection Agency (EPA) took another step in its efforts to protect groundwater when it published a presumptive remedy requiring the use of a "liner cap" in closed MSW landfills. This liner cap is designed to prevent groundwater contamination and assist in the containment of subterranean liquid waste plumes. The Company's products have been installed in both applications in landfills located throughout the United States.

     In 1980 the COMPREHENSIVE ENVIRONMENTAL RESPONSE, COMPENSATION AND LIABILITY ACT (Superfund) became law. This law was in response to the dangers of abandoned or uncontrolled hazardous waste sites. Our products are used in the cleanup work undertaken by owners, operators and waste generators that have been compelled by the EPA or a state environmental protection agency to clean up these sites.

     RCRA was amended in 1984 by the HAZARDOUS AND SOLID WASTE AMENDMENTS OF 1984. These amendments require all new hazardous waste landfills to use geosynthetic lining systems composed of two or more liners with leachate collection and drainage systems above and between the liners. These same amendments require surface impoundments or ponds used in the containment of certain hazardous liquids to be double lined. The EPA also established procedures for testing weld seams joining sections of liners. The Company believes that since 1984, its products have been the most widely used in these applications.

     Recently, the EPA published regulations covering gypsum waste management generated as a by-product of phosphate mining. Gypsum waste must now be stored on synthetic lined containment systems. The EPA and the state agencies have also adopted regulations controlling the handling and storage of hazardous substances, specifically petroleum products and other chemicals contained in tanks and lagoons. The Company's products are designed and used to directly address these applications.

     Similar environmental laws and regulations exist in other countries, particularly in the European Community, Japan and the Americas. As the world's populations increase and industrial development continues, the demand for enforcement of existing laws and the adoption of new laws to protect valuable natural resources will increase. The focus of current laws is on those projects involving intensive water use and activities that have an impact on groundwater quality. These activities include agricultural irrigation, animal feedlots and compounds, aquaculture facilities, industrial storm water runoff containment areas, canals, mining leach pads and tunnels.

CUSTOMERS

     The primary customers for the Company's products are domestic and international, municipal and private companies engaged in waste management, mining, water and wastewater treatment, aquaculture and other industrial activities, including the engineering and civil works construction companies serving these customers. Within the last three years, the Company has sold more than 2 billion square feet of products to customers in more than 70 countries. The Company is a full service organization that strives to provide its customers with a single source of geomembrane liners, related products and services for environmental protection and other uses.

     During the years 1998, 1997, and 1996, no single customer accounted for more than 10% of the Company's net sales. In those same years, 52%, 52% and 54% of the Company's net sales were to customers in the United States. The Company believes that the loss of any one customer would not have a material adverse effect on the Company's financial position or results of operations.

BACKLOG

     As of December 31, 1998, the Company's backlog was $60.6 million compared to $59.6 million at December 31, 1997. The Company anticipates that the majority of the value of construction contracts and customer purchase orders included in backlog at December 31, 1998 will be completed or filled prior to the end of 1999, subject to weather and other construction related delays. Contracts and commitments for products and services are occasionally varied, modified, or cancelled by mutual consent.

SEASONALITY AND OTHER BUSINESS CONDITIONS

     The greatest volume of product deliveries and installations typically occur during the summer and fall, which results in seasonal fluctuations of revenue. Often, scheduled deliveries are subject to delays at the customers' request to correspond with customers' annual budgetary and permitting cycles. The Company uses its manufacturing capacity at its various locations in an attempt to mitigate the seasonal fluctuation on its manufacturing, delivery, and installation schedules. (See Supplementary Data.)

COMPETITION

     The Company believes that there are approximately 30 companies engaged in the production of various synthetic geomembrane liners worldwide. These companies offer the wide range of products identified in the section on COMPANY PRODUCTS. The Company's competition is not limited to those companies that manufacture polyethylene liners, but encompasses companies offering PVC, Hypalon, and EPDM geomembranes. A least 12 of the companies manufacturing HDPE liners compete directly with the Company in the United States.

     The principal resin types used in the products sold by the Company are high-density polyethylene and very flexible polyethylene. In addition to HDPE and VFPE products manufactured by its primary competitors, the Company's products compete directly with flexible membrane liners manufactured from other forms of resins. Other resins are: polyvinyl chloride (PVC), ethylene propylene diene terpolymer (EPDM), scrim-reinforced chlorosulphonated polyethylene (Hypalon), and polypropylene.

     The Company encounters competition in its other product lines in the United States with three companies competing in the sale and installation of geosynthetic clay liners. In the geonet market, six companies offer products that directly compete with the Company's geonet product line.

     Competition is based on the performance of the lining systems, installation capacity and pricing. As a full service company that manufactures, sells and installs a full range of geosynthetic products, the Company believes that it maintains its position within the market because of the quality and performance of its products and installation services. The combining of its financial strength with its full service program enables the Company to remain competitive. Pricing remains very competitive with over-capacity in the industry driving margins downward. Two new competitors commenced production of HDPE liners in Europe in 1998. The appearance of new competitors in a slow growth market demonstrates a lack of barriers to entry into this market.

EMPLOYEES

     The Company had a total of 824 employees as of December 31, 1998, with 581 employed in the United States. During peak construction periods, the Company's workforce increases in all locations. In the off-season construction period, the Company maintains a nucleus of experienced employees somewhat below the peak season staffing levels. Some of the Company's full-time employees in foreign locations are unionized, but the Company has never experienced a strike or lockout. The Company believes its employee relations are satisfactory.

     The Company is firmly committed to a policy of Equal Employment Opportunity and administers its personnel policies and conducts its employment practices in a manner which treats each employee and applicant for employment on the basis of merit, experience and other work-related criteria without regard to race, color, religion, sex, national origin, ancestry, age, disability or any other protected class under relevant state and federal laws.

PATENTS AND PROPRIETARY INFORMATION

     The Company has received patents from the U.S. Patent and Trademark Office for its GSE White, GSE Conductive and GSE CurtainWall products, as well as its FrictionFlex texturing process. Certain of these patents are either registered or in the process of being registered in select foreign countries. It has registered its new trademark and logo ("GSE") with the same patent office and is in the process of registering this trademark in select foreign countries. The Company has other patents, license-to-use patents (such as GundSeal), and pending applications.

ITEM 2.  PROPERTIES.

     The Company manufactures its products in six locations around the world. These operations use flat sheet extrusion and round die extrusion manufacturing technologies to produce products. There are eleven extrusion lines for producing liner products, and three for the production of drainage net products.

UNITED STATES

     GSE Lining Technology, Inc. conducts U.S. operations at the Company's headquarters located on a 21.5-acre tract of Company-owned land in an industrial park in Houston, Texas. This location has 31,400 square feet of office space in two buildings, housing administrative, sales, and installation functions. Here the Company has two large manufacturing facilities servicing the U.S. and foreign markets. One manufacturing facility is a 67,000 square foot building of metal skin over steel frame construction that contains seven blown film round die extrusion lines, and one geocomposite line. Fabrication is housed in a 12,000 square foot facility.

     The second manufacturing facility in Houston occupies 16.9 acres of Company-owned land with 3,300 square feet of office space, and two buildings with a total of 83,000 square feet for manufacturing operations. The manufacturing buildings house a flat cast sheet-extrusion line, as well as a geonet/geocomposite line and a texturing line.

     The Company's patented GundSeal products are manufactured on one production line housed in a Company-owned 16,000 square foot building located in Spearfish, South Dakota. The plant is located near the sources for clay (bentonite).

GERMANY

     GSE Lining Technology GmbH headquartered in Hamburg, Germany manages the Company's European operations. Its manufacturing facility is located in Rechlin, Germany, on 8.2 acres owned by the Company. From this location, the Company supplies its customers with products manufactured on a flat cast extrusion line and two texturing lines. The flat sheet extruder is considered the most precise method in the industry for manufacturing certain mil thickness of sheeting. Operating at the same facility is a fabrication department involved in fabricating products from the Company's StudLiner sheeting. The Company's staff in Hamburg can help its customers in 21 languages.

UNITED KINGDOM

     The Company's operations in the United Kingdom are carried out by its subsidiary, GSE Lining Technology Ltd., operating at a .75 acre leased facility in Soham, England just north of London. This location has 2,500 square feet of office space and 10,652 square feet of manufacturing facilities. Its products are manufactured on a round die extrusion line located on this site. The Company's administrative, sales, and installation service personnel are housed at this location. This facility manufacturers both polyethylene and polypropylene geomembrane products.

EGYPT

     The Company owns a 50% interest in two joint ventures, Hyma/GSE Manufacturing Co. and Hyma/GSE Lining Technology Co., a manufacturing company and a trading company. The manufacturing operations are located on a 1.1 acre leased site outside of Cairo. Located on this site are two buildings totaling 34,262 square feet that house a flat sheet extrusion line. The trading company operates out of a small leased facility in Nasr City, Cairo, and its staff sells products manufactured by the Hyma/GSE Manufacturing Co., the Company, and other subsidiaries of the Company.

OTHER

     The Company's sales efforts in the United Arab Emirates, Oman, Bahrain, Qatar, Kuwait and Yemen are conducted by GSE Gulf FZE located in leased warehouse and sales facilities in the Jebel Ali Free Trade Zone in Dubai. This joint-venture company warehouses select quantities of products in the duty free trade zone.

     The Company's sales and installation operations in Australia are carried out by GSE Lining Technology Pty Ltd. operating out of leased offices located in Moorebank, New South Wales. It offers the full range of Company geomembranes and related products, coupled with installation service for customers located throughout the South Pacific Rim.

     Sales activities for the Company in Singapore are conducted by GSE Lining Technology Ltd. operating through a Representative Office located in leased office space. All inquiries from customers, engineering firms and construction companies from Far East countries about the Company's products and services are directed through this office.

ITEM 3.  LEGAL PROCEEDINGS.

     For information about various legal proceedings involving the Company, see
Note 17 of the Notes to Consolidated Financial Statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

     The common stock of the Company trades on the New York Stock Exchange under the symbol GSE. The following table shows the quarterly range of high and low sale prices for the stock through December 31, 1998.

                                                YEAR ENDED DECEMBER 31,
                                       ------------------------------------------
                                               1998                  1997
                                       --------------------  --------------------
                                         HIGH        LOW       HIGH        LOW
                                       ---------  ---------  ---------  ---------
First Quarter........................  6 1/8          5 1/4      9 1/4      6 1/2
Second Quarter.......................  5 13/16        4 1/4      7 7/8      4 5/8
Third Quarter........................  4 11/16        2 1/2      5 7/8      4 1/2
Fourth Quarter.......................  4 1/4          3 1/8      5 7/8      4 5/8

     The approximate number of record holders of the Company's common stock at February 24, 1999, was 349. Management estimates that the aggregate number of beneficial holders exceeds 3,000.

     The Company does not currently intend to declare or pay dividends on its Common Stock and expects to retain funds generated by operations for the development and growth of the Company's business. The Company's future dividend policy will be determined by the Company's Board of Directors on the basis of various factors, including among other things, the Company's financial condition, cash flows from operations, the level of its capital expenditures, its future business prospects, the requirements of Delaware law and any restrictions imposed by the Company's credit facilities.

ITEM 6.  SELECTED FINANCIAL DATA.

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                        YEAR ENDED DECEMBER 31,
                                       ----------------------------------------------------------
                                          1998        1997        1996        1995        1994
                                       ----------  ----------  ----------  ----------  ----------
INCOME STATEMENT DATA:
  Sales and operating revenue........  $  179,555  $  199,318  $  209,372  $  248,063  $  223,328
  Gross profit.......................      34,928      36,101      49,871      47,690      46,572
  Nonrecurring charges...............          --          --          --      15,270          --
  Operating income...................       8,918      10,613      22,562       3,727      14,805
  Interest expense, net..............       2,357       2,191       3,230       5,350       4,521
  Income (loss) before income
  taxes..............................       6,932       7,846      20,080      (1,296)     10,775
  Net income (loss)..................       4,020       4,550      11,646      (2,231)      7,545
  Basic and diluted earnings (loss)
     per common share................         .30         .29         .67        (.13)        .44
BALANCE SHEET DATA:
  Working capital....................  $  59,569$      60,461  $   86,585  $   79,546  $   61,680
  Total assets.......................     169,320     177,961     204,046     196,021     211,182
  Total debt.........................      37,414      43,395      49,740      55,573      60,834
  Stockholders' equity...............      89,793      86,110     109,513      97,550      98,478

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

     On January 23, 1997, the Company purchased 2,071,656 shares of its common stock at a price of $7.00 per share for a total cost of $14,502,000. On December 16, 1997, the Company purchased 2,200,000 shares of its common stock at a price of $5.40 per share for a total cost of $11,880,000. Both of these transactions were funded from the Company's available cash. The Company has repurchased 65,000 shares of its common stock in open market transactions since September 1998, under a 1,000,000 share repurchase program. At December 31, 1998, the Company had 13,127,647 shares outstanding.

  YEAR ENDED DECEMBER 31, 1998, VERSUS YEAR ENDED DECEMBER 31, 1997

     The Company's net sales of $179,555,000 decreased $19,763,000, or 10%, in 1998 from the $199,318,000 reported in 1997. The decrease resulted from a 5% decrease in units sold and a 5% drop in product and services selling prices. The effect on net sales of changes in foreign exchange rates was less than 1%. Sales to the North American market were $94,900,000 in 1998 compared with $104,109,000 in 1997. North American unit sales were down 5% from 1997. Sales to foreign markets were $84,655,000 in 1998 compared with $95,209,000 in 1997. Decreases in foreign exchange rates caused $1,500,000 of the drop. Sales, in units, to foreign markets were down 5% from 1997.

     Gross profit was $34,928,000 in 1998 compared to $36,101,000 in 1997. This 3% decrease of $1,173,000 was primarily caused by 5% lower volumes offset by improved margins. Gross profit margin improved to 19% of sales in 1998 from 18% of sales in 1997. While 1998 selling prices of products were lower than 1997's as a result of lower resin cost, cost reductions exceeded lower selling prices.

     Selling, general and administrative expenses of $24,631,000 were $524,000 higher in 1998 than in 1997. 1998 expenses included approximately $1,000,000 severance paid to the former President and CEO, who left the Company in April. Excluding this one-time expense, selling, general and administrative expenses would have been down by $476,000. Expenses were down in the Company's foreign operating units by almost $300,000 with the remainder in the U.S. operations.

     Interest expense was $572,000 lower in 1998 than in 1997. This reduction was the result of a lower level of average debt outstanding. During 1998 the company repaid $5,000,000 of its 11.17% interest rate debt.

     Interest income of $1,058,000 in 1998 compared with $1,796,000 in 1997. This decrease was the result of lower levels of short-term investments in 1998. Short-term investments were reduced $11,880,000 in December 1997 to repurchase 2,200,000 of the Company's common shares.

     Foreign exchange gains of $209,000 were recorded in 1998 compared with foreign exchange losses of $334,000 in 1997. This year's gains were primarily the result of the improved value of the German Deutsche Mark. These gains and losses result from the Company's foreign operating units entering into sales and purchases in currencies other than their functional currency.

     The Company recorded Other Income of $162,000 in 1998 compared with Other Expense of $242,000 in 1997. In 1998 there was an improvement of approximately $450,000 in income recorded from the Company's Egyptian joint ventures compared to 1997.

     The Company's provision for income taxes was $2,912,000 in 1998 compared with $3,296,000 in 1997. The tax provision in both years was provided at statutory rates adjusted for permanent differences.

  YEAR ENDED DECEMBER 31, 1997, VERSUS YEAR ENDED DECEMBER 31, 1996

     The Company's net sales of $199,318,000 decreased $10,054,000, or 5%, in 1997 from the $209,372,000 reported in 1996. Seventy percent of this net decrease resulted from the cumulative decrease in the U.S. dollar value of the functional currencies of the Company's foreign operating units. The balance of the decrease is net changes in product and service prices and a one percent increase in units sold. Sales to the North American market were $104,109,000 in 1997 compared with $114,339,000 in 1996. North American sales, in units, were down 9% from 1996. Sales to foreign markets were $95,209,000 in 1997 compared with $95,033,000 in 1996. Sales, in units, to foreign markets were up 12% from 1996.

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

     Selling, general and administrative expenses of $24,107,000 were $2,113,000 lower in 1997 than in 1996. Expenses were down in the Company's foreign operating units by nearly $2,000,000. Approximately $800,000 of this reduction resulted from the net lower U.S. dollar value of the foreign units' functional currencies. The balance of this reduction was spread about equally between the Company's major foreign operations.

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

     Interest income of $1,796,000 in 1997 compared with $1,585,000 in 1996. This increase was the result of higher levels of short-term investments in 1997. Short-term investments were reduced $11,880,000 in December 1997 to repurchase 2,200,000 of the Company's common shares.

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

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1998, the Company had working capital of $59,569,000 of which $29,399,000 was cash and cash equivalents. The Company's cash, inventory and receivable balances fluctuate from quarter to quarter due to the seasonality of sales. The Company's capital structure consisted of $37,414,000 in debt and $89,793,000 in stockholders' equity at December 31, 1998.

     The Company has a $35,000,000 multi-currency revolving credit facility (the "Revolver") with NationsBank of Texas, N.A. as agent bank. The Revolver, as amended, matures on September 30, 1999 and bears interest, at the Company's option, at the bank's prime rate or LIBOR plus an applicable margin based on the ratio of funded debt to total capitalization. An annual commitment fee of up to 3/8% is payable on any unused portion of the facility. Under the terms of the revolving line of credit agreement, the Company is required to maintain certain financial ratios and a specific level of consolidated tangible net worth. At December 31, 1998, and December 31, 1997, there was no balance outstanding on the Revolver. However, at December 31, 1998, letters of credit issued under this facility totaled $975,000 thereby reducing the balance available to $34,025,000 (see Note 8 of the Notes to Consolidated Financial Statements). The letters of credit issued under this facility secure performance of installation projects and self-insurance programs.

     On June 15, 1999, the Company will make a $5,000,000 principal payment on its 11.17% Notes. The Company believes that its cash balance, cash generated by operations and the balance available under the Revolver are adequate to meet any other foreseeable cash requirements during 1999.

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

YEAR 2000 COMPLIANCE

     The Company recently implemented the JDEdwards suite of systems to replace nearly all U.S. legacy operating systems as part of a program to improve its customer service and general administrative efficiency. The implementation of this enterprise resource planning management system was completed in the first quarter of 1999. The Company's German operation is in the process of implementing a new financial operating system as well. The Company-wide cost of these new systems, which are year 2000 compliant, is estimated to be $4.0 million with approximately $3.1 million spent through December 31, 1998. The operating systems in use at the Company's other foreign operations are year 2000 compliant.

     The Company has conducted a review of its other administrative, manufacturing and installation systems and has received assurances from its vendors that their systems are year 2000 compliant. The Company is in the process of evaluating the year 2000 status of its major customers and suppliers and believes that all should be compliant by the end of 1999. The Company believes that any non-compliant situations can be handled by the company without any major disruption of service or revenues.

     Since the Company has nearly completed the replacement of year 2000 non-compliant systems, no specific contingency plans have been made regarding its operations and systems. The Company uses at least two suppliers for its primary raw materials at each location. Accordingly, the Company believes any interruption in raw materials supply would be unlikely.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company's exposure to market risk is limited to its $35,000,000 multi-currency revolving credit facility (the "Revolver"). The Revolver as amended bears interest, at the Company's option, at the bank's prime rate or the reserve adjusted LIBOR plus an applicable margin based on the ratio of funded debt to total capitalization. As of December 31, 1998, there was no balance outstanding under the Revolver. A change in interest rates would have no impact on the Company's earnings.

     In connection with sales and installation projects outside of the United States, principally Europe and Australia, the Company may enter into sales or installation contracts that are denominated in currencies different than the subsidiary's functional currency. The Company recognizes that its international operations are subject to the risk of foreign currency fluctuations not present in domestic operations. Currency losses to date have not been material to the Company's operations as a whole. The Company's German operation will be taking orders denominated in Euros, the new currency of the European Union (EU). This currency will eliminate the currency fluctuations among members of the EU and should eliminate a great deal of the currency risks associated with sales by the Company's German operation.

     The Company does not enter into purchase contracts for the future delivery of raw materials.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
Gundle/SLT Environmental, Inc.

     We have audited the accompanying consolidated balance sheets of Gundle/SLT Environmental, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gundle/SLT Environmental, Inc. and subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                               ERNST & YOUNG LLP

Houston, Texas
January 29, 1999

                         GUNDLE/SLT ENVIRONMENTAL, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                            DECEMBER 31,
                                       ----------------------
                                          1998        1997
                                       ----------  ----------
Current assets:
  Cash and cash equivalents..........  $   29,399  $   24,844
  Accounts receivable:
     Trade, net......................      45,639      52,672
     Other...........................         878         934
  Contracts in progress..............       1,884       2,189
  Inventory..........................      18,562      22,000
  Deferred income taxes..............       5,609       6,408
  Prepaid expenses and other.........       1,039         913
                                       ----------  ----------
          Total current assets.......     103,010     109,960
Property, plant and equipment, net... 34,838 35,283 Excess of purchase price over fair value of net assets acquired,
  net................................      26,868      28,118
Other assets.........................       4,604       4,600
                                       ----------  ----------
                                       $  169,320  $  177,961
                                       ==========  ==========

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued
     liabilities.....................  $   32,486  $   39,835
  Advance billings on contracts in
  progress...........................       1,861         725
  Current portion of long-term
  debt...............................       5,366       5,767
  Income taxes payable...............       3,192       2,400
  Deferred income taxes..............         536         772
                                       ----------  ----------
          Total current
        liabilities..................      43,441      49,499
Deferred income taxes................       2,491       3,297
Long-term debt.......................      32,048      37,628
Other liabilities....................       1,547       1,427
Stockholders' equity:
  Preferred stock, $1.00 par value,
     1,000,000 shares authorized, no
     shares issued or outstanding....          --          --
  Common stock, $.01 par value,
     30,000,000 shares authorized,
     18,092,336 and 18,087,111 shares
     issued..........................         181         180
  Additional paid-in capital.........      69,374      69,929
  Retained earnings..................      50,370      46,350
  Unearned compensation..............        (130)     (1,051)
  Accumulated other comprehensive
  income.............................         832       1,351
                                       ----------  ----------
                                          120,627     116,759
  Treasury stock at cost, 4,964,689
     shares and 4,807,456 shares.....     (30,834)    (30,649)
                                       ----------  ----------
          Total stockholders'
        equity.......................      89,793      86,110
                                       ----------  ----------
                                       $  169,320  $  177,961
                                       ==========  ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                         GUNDLE/SLT ENVIRONMENTAL, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                            YEAR ENDED DECEMBER 31,
                                       ----------------------------------
                                          1998        1997        1996
                                       ----------  ----------  ----------
Sales and operating revenue..........  $  179,555  $  199,318  $  209,372
Cost of products and services........     144,627     163,217     159,501
                                       ----------  ----------  ----------
Gross profit.........................      34,928      36,101      49,871
Selling, general and administrative
  expenses...........................      24,631      24,107      26,220
Amortization of goodwill.............       1,379       1,381       1,089
                                       ----------  ----------  ----------
Operating income.....................       8,918      10,613      22,562
Other expenses:
  Interest expense...................       3,415       3,987       4,815
  Interest income....................      (1,058)     (1,796)     (1,585)
  Foreign exchange (gain) loss.......        (209)        334        (683)
  Other (income) expense, net........        (162)        242         (65)
                                       ----------  ----------  ----------
Income before income taxes...........       6,932       7,846      20,080
Provision for income taxes...........       2,912       3,296       8,434
                                       ----------  ----------  ----------
Net income...........................  $    4,020  $    4,550  $   11,646
                                       ==========  ==========  ==========
Basic and diluted earnings per common
  share..............................  $     0.30  $     0.29  $     0.67
                                       ==========  ==========  ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                         GUNDLE/SLT ENVIRONMENTAL, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                                                      TREASURY
                                           COMMON STOCK     ADDITIONAL                   OTHER                        STOCK
                                          ---------------    PAID-IN     RETAINED    COMPREHENSIVE      UNEARNED      ------
                                          SHARES   AMOUNT    CAPITAL     EARNINGS        INCOME       COMPENSATION    SHARES
                                          ------   ------   ----------   ---------   --------------   -------------   ------
BALANCE AT
 DECEMBER 31, 1995......................  17,696    $177     $ 68,270     $30,154       $  3,216         $    --        500
  Net income............................     --       --           --      11,646             --              --         --
  Cumulative translation adjustment.....     --       --           --          --            384              --         --
    COMPREHENSIVE INCOME................     --       --           --          --             --              --         --
  Exercise of stock options.............     15       --           76          --             --              --         --
  Restricted stock grant................    157        2        1,037          --             --          (1,204)        --
  Purchases under the Employee Stock
    Purchase Plan.......................      4       --           22          --             --              --         --
                                          ------   ------   ----------   ---------   --------------   -------------   ------
BALANCE AT
 DECEMBER 31, 1996......................  17,872     179       69,405      41,800          3,600          (1,204)       500
  Net income............................     --       --           --       4,550             --              --         --
  Cumulative translation adjustment.....     --       --           --          --         (2,249)             --         --
    COMPREHENSIVE INCOME................     --       --           --          --             --              --         --
  Exercise of stock options.............     70       --          488          --             --              --         --
  Restricted stock grant................    139        1            8          --             --             153         35
  Purchases under the Employee Stock
    Purchase Plan.......................      6       --           28          --             --              --         --
  Treasury stock purchases..............     --       --           --          --             --              --      4,272
                                          ------   ------   ----------   ---------   --------------   -------------   ------
BALANCE AT
 DECEMBER 31, 1997......................  18,087     180       69,929      46,350          1,351          (1,051)     4,807
  Net income............................     --       --           --       4,020             --              --         --
  Cumulative translation adjustment.....     --       --           --          --           (519)             --         --
    COMPREHENSIVE INCOME................     --       --           --          --             --              --         --
  Restricted stock grant................     --       --         (580)         --             --             921         93
  Purchases under the Employee Stock
    Purchase Plan.......................      5        1           25          --             --              --         --
  Treasury stock purchases..............     --       --           --          --             --              --         65
                                          ------   ------   ----------   ---------   --------------   -------------   ------
BALANCE AT
 DECEMBER 31, 1998......................  18,092    $181     $ 69,374     $50,370       $    832         $  (130)     4,965
                                          ======   ======   ==========   =========   ==============   =============   ======


                                           AMOUNT     TOTAL
                                          --------   --------
BALANCE AT
 DECEMBER 31, 1995......................  $ (4,267)  $ 97,550
  Net income............................        --     11,646
  Cumulative translation adjustment.....        --        384
                                                     --------
    COMPREHENSIVE INCOME................        --     12,030
                                                     --------
  Exercise of stock options.............        --         76
  Restricted stock grant................        --       (165)
  Purchases under the Employee Stock
    Purchase Plan.......................        --         22
                                          --------   --------
BALANCE AT
 DECEMBER 31, 1996......................    (4,267)   109,513
  Net income............................        --      4,550
  Cumulative translation adjustment.....        --     (2,249)
                                                     --------
    COMPREHENSIVE INCOME................        --      2,301
                                                     --------
  Exercise of stock options.............        --        488
  Restricted stock grant................        --        162
  Purchases under the Employee Stock
    Purchase Plan.......................        --         28
  Treasury stock purchases..............   (26,382)   (26,382)
                                          --------   --------
BALANCE AT
 DECEMBER 31, 1997......................   (30,649)    86,110
  Net income............................        --      4,020
  Cumulative translation adjustment.....        --       (519)
                                                     --------
    COMPREHENSIVE INCOME................        --      3,501
                                                     --------
  Restricted stock grant................        --        341
  Purchases under the Employee Stock
    Purchase Plan.......................        --         26
  Treasury stock purchases..............      (185)      (185)
                                          --------   --------
BALANCE AT
 DECEMBER 31, 1998......................  $(30,834)  $ 89,793
                                          ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                         GUNDLE/SLT ENVIRONMENTAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                           YEAR ENDED DECEMBER 31,
                                       --------------------------------
                                         1998        1997       1996
                                       ---------  ----------  ---------
Cash flows from operating activities:
  Net income.........................  $   4,020  $    4,550  $  11,646
  Adjustments to reconcile net income
   to cash provided by (used in)
   operating activities:
     Depreciation....................      7,289       7,148      8,012
     Amortization of goodwill........      1,379       1,381      1,089
     Amortization of debt issuance
     costs...........................         58         120         52
     Amortization of unearned
     compensation....................        (34)        164        516
     Deferred income taxes...........       (581)       (749)      (957)
     Gain on sale of assets..........         12        (271)      (186)
     Equity in Affiliates and
     Other...........................       (600)         --         --
     Increase (decrease) in cash due
      to changes in assets and
      liabilities:
       Accounts receivable, net......      7,807      (2,292)    16,612
       Costs and estimated earnings
          in excess of billings on
          contracts in progress......        415       1,345      6,401
       Inventory.....................      3,497      (1,434)      (942)
       Prepaid expenses and other,
       net...........................        190         856       (217)
       Accounts payable and accrued
       liabilities...................     (7,487)      7,166     (3,387)
       Advance billings on contracts
       in progress...................      1,109        (181)       358
       Income taxes payable..........        198        (576)     3,101
                                       ---------  ----------  ---------
          Net cash provided by
          operating activities.......     17,272      17,227     42,098
                                       ---------  ----------  ---------
Cash flows from investing activities:
  Additions to property, plant and
  equipment..........................     (6,674)     (3,769)    (4,526)
  Proceeds from the sale of
  equipment..........................        289         450      1,173
  Payments for acquisition of a
     business, net of cash
     acquired........................         --          --     (4,774)
  Advances to affiliates and other,
  net................................         --        (123)    (1,696)
                                       ---------  ----------  ---------
          Net cash used for investing
          activities.................     (6,385)     (3,442)    (9,823)
                                       ---------  ----------  ---------
Cash flows from financing activities:
  Repayments of long-term debt.......     (5,991)     (5,916)    (6,242)
  Proceeds from the exercise of stock
     options and purchases under the
     employee stock purchase plan....         25         486         98
  Repurchase of common stock.........       (185)    (26,382)        --
  Other..............................         --          --        467
                                       ---------  ----------  ---------
          Net cash used by financing
          activities.................     (6,151)    (31,812)    (5,677)
Effect of exchange rate changes on
cash.................................       (181)       (251)       467
                                       ---------  ----------  ---------
Net increase (decrease) in cash and
cash equivalents.....................      4,555     (18,278)    27,065
Cash and cash equivalents at
beginning of year....................     24,844      43,122     16,057
                                       ---------  ----------  ---------
Cash and cash equivalents at end of
year.................................  $  29,399  $   24,844  $  43,122
                                       =========  ==========  =========
Cash paid for interest...............  $   3,654  $    4,152  $   4,697
                                       =========  ==========  =========
Cash paid for income taxes...........  $   3,090  $    4,764  $   6,631
                                       =========  ==========  =========

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

  INVENTORY --

     Inventory is stated at the lower of cost or market. Cost, which includes material, labor and overhead, is determined by the weighted average cost method, which approximates the first in, first out cost method.

  PROPERTY, PLANT AND EQUIPMENT --

     Costs of additions and major improvements are capitalized, whereas maintenance and repairs which do not improve or extend the life of the asset are charged to expense as incurred. When items are retired or otherwise disposed of, income is charged or credited for the difference between net book value and proceeds realized thereon. Interest costs incurred in construction of assets are capitalized and depreciated over the useful life of the asset. Depreciation is computed using the straight-line method, based on the estimated useful lives of the assets. Total repairs and maintenance expense during 1998, 1997 and 1996 was $2,69076,000, $2,411,000 and $2,404,000, respectively.

  EXCESS OF PURCHASE PRICE OVER FAIR VALUE OF NET ASSETS ACQUIRED --

     The excess of the aggregate price paid by the Company in the acquisition of businesses, accounted for as a purchase, over the fair market value of the net assets acquired is amortized on a straight-line basis over periods not exceeding 40 years. The carrying value of the excess of purchase price over fair value of net assets acquired is reviewed if the facts and circumstances suggest that it may be impaired. If this review indicates that the carrying value will not be recoverable, determined based on the undiscounted cash flows of the entity acquired over the remaining amortization period, it is reduced to the discounted cash flow value. As of December 31, 1998 and 1997, accumulated amortization was $12,613,000 and $11,195,000, respectively.

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

                         GUNDLE/SLT ENVIRONMENTAL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

     In connection with contracts performed outside of the United States, the Company routinely bids fixed-price contracts which are denominated in currencies different than the functional currency of the applicable subsidiary performing the work. The Company recognizes that such bidding practices, in the context of international operations, are subject to the risk of foreign currency fluctuations not present in domestic operations. Losses related to these contracts are included in cost of sales and have not been significant.The introduction of the Euro currency will decrease the risk of currency rate fluctuations in the Company's European operations.

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

     The Company is using a cross currency principal and interest rate swap to effectively convert a portion of its U.S. dollar denominated debt into Deutsche Marks. The objective of this hedging strategy is the management of the foreign currency exchange risk associated with its net investment in Germany and is based on the projected foreign currency cash flows from Germany over the ten year life of the contract. The Company's investment in Germany and the foreign currency portion of its swap are adjusted each period to reflect current foreign exchange rates with the gains and losses recorded in the equity section of the balance

                         GUNDLE/SLT ENVIRONMENTAL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

sheet. The differential paid or received on the interest rate component is recognized as an adjustment to interest expense.

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

  STOCK OPTIONS --

     The Company follows Accounting Principles Board Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES" and related interpretations in accounting for stock options. See Note 11 for disclosures required by Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION".

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

  RECLASSIFICATIONS --

     The accompanying consolidated financial statements for 1996 and 1997 contain certain reclassifications to conform with the presentation used in 1998.

  ACCOUNTING CHANGES --

     As of January 1, 1998, the Company adopted FASB Statement No. 130, REPORTING COMPREHENSIVE INCOME. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities and the foreign currency adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. The adoption of Statement 130 had no impact on the Company's net income or shareholders' equity. The components of comprehensive income include net income, foreign currency translations adjustments and swap valuation adjustments.The presentation of Comprehensive Income appears in the Consolidated Statements of Stockholders' Equity.

     As of January 1, 1998, the Company adopted FASB Statement No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. Statement 131 superseded FASB Statement No. 14, FINANCIAL REPORTING FOR SEGMENTS OF A BUSINESS ENTERPRISE. Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements. The adoption of Statement 131 did not affect results of operations, financial position or cash flows. See Note 20.

                         GUNDLE/SLT ENVIRONMENTAL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     As of January 1, 1998, the Company adopted FASB Statement No. 132, EMPLOYER'S DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS -- AN AMENDMENT OF FASB STATEMENTS NO. 87, 88, AND 106. Statement 132 revises employer's disclosures about pension and other postretirement benefit plans. This Statement was effective for fiscal years beginning after December 15, 1997. The adoption of Statement 132 did not affect results of operations, financial position or cash flows. See Note 14.

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES. Statement 133 requires that all derivatives be recognized as assets and liabilities and measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. Statement 133 is effective for fiscal years beginning after June 15, 1999 and early adoption is permitted. Because of the Company's minimal use of derivatives, management does not anticipate the adoption of Statement 133 will have a significant effect on net income or the financial position of the Company.

     In March 1998, the AICPA issued SOP 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE OBTAINED FOR INTERNAL USE. The SOP requires companies to capitalize qualifying computer software costs incurred during the application development stage. The SOP is effective for fiscal years beginning after December 15, 1998 and permits early adoption. The adoption will have no impact on net income as the Company's policy was materially consistent with the requirements of the SOP.

(3)  TRADE RECEIVABLES --

     Trade receivables consisted of the following at December 31:

                                         1998       1997
                                       ---------  ---------
                                          (IN THOUSANDS)
Direct sales.........................  $ $25,862  $  30,233
Contracts:
  Completed..........................      6,642     20,646
  In progress........................    15,7172      3,821
  Retainage..........................      2,373      2,319
                                       ---------  ---------
                                          50,594     57,019
Allowance for doubtful accounts......     (4,955)    (4,347)
                                       ---------  ---------
                                       $  45,639  $  52,672
                                       =========  =========

                         GUNDLE/SLT ENVIRONMENTAL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(4)  ACCOUNTING FOR INSTALLATION CONTRACTS --

     The following summarizes installation contracts in progress at December 31:

                                         1998       1997
                                       ---------  ---------
                                          (IN THOUSANDS)
Costs incurred on contracts in
progress.............................  $  40,145  $  85,371
Estimated earnings, net of losses....      5,283     16,137
                                       ---------  ---------
                                          45,428    101,508
  Less -- billings to date...........     45,405    100,044
                                       ---------  ---------
                                       $      23  $   1,464
                                       =========  =========
Included in the accompanying balance
  sheet under the following captions:
  Contracts in progress..............  $   1,884  $   2,189
  Advance billings...................     (1,861)      (725)
                                       ---------  ---------
                                       $      23  $   1,464
                                       =========  =========

(5)  INVENTORY --

     Inventory consisted of the following at December 31:

                                         1998       1997
                                       ---------  ---------
                                          (IN THOUSANDS)
Raw materials and supplies...........  $   4,207  $   6,812
Finished goods.......................     14,355     15,188
                                       ---------  ---------
                                       $  18,562  $  22,000
                                       =========  =========

(6)  PROPERTY, PLANT AND EQUIPMENT --

     Property, plant and equipment consisted of the following at December 31:

                                         USEFUL LIVES
                                            YEARS          1998        1997
                                        --------------  ----------  ----------
                                                            (IN THOUSANDS)
Land.................................                   $    3,077  $    2,959
Buildings and improvements...........       10-15           14,455      14,030
Machinery and equipment..............        3-12           72,710      70,259
Furniture and fixtures...............        3-5             1,134       1,533
                                                        ----------  ----------
                                                            91,376      88,781
Less accumulated depreciation........                      (56,538)    (53,498)
                                                        ----------  ----------
                                                        $   34,838  $   35,283
                                                        ==========  ==========

                         GUNDLE/SLT ENVIRONMENTAL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(7)  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES --

     Accounts payable and accrued liabilities consisted of the following at December 31:

                                         1998       1997
                                       ---------  ---------
                                          (IN THOUSANDS)
Trade accounts payable...............  $  14,350  $  21,967
Self-insurance reserves..............      2,867      2,952
Compensation and benefits............      3,066      3,105
Accrued construction costs...........        462      2,382
Taxes, other than income.............      1,617      1,000
Other accrued liabilities............     10,124      8,429
                                       ---------  ---------
                                       $  32,486  $  39,835
                                       =========  =========

(8)  LONG-TERM DEBT --

     Long-term debt consisted of the following at December 31:

                                         1998       1997
                                       ---------  ---------
                                          (IN THOUSANDS)
Revolving line of credit payable to
banks, interest due quarterly........  $      --  $      --
11.17% Notes due June 15, 2000, with
  required annual principal payments
  of $5,000,000 on June 15, interest
  payable quarterly at 11.17%........     10,000     15,000
7.34% Notes due August 1, 2005, with
  required annual principal payments
  of $5,000,000 beginning August 1,
  2001, interest payable
  semi-annually at 7.34%.............     25,000     25,000
8% Promissory Note due December 31,
  2004, with required annual
  principal and interest payments of
  $206,000 on December 31............        952      1,072
Installment loans, denominated in
  Deutsche Marks, due September,
  2002, with required semi-annual
  principal and interest payments,
  interest rates ranging from 7.5% to
  8.0%, secured by property and
  plant..............................      1,462      2,114
Installment loan, denominated in
  British Pounds.....................         --        209
                                          37,414     43,395
                                       ---------  ---------
  Less -- current maturities.........     (5,366)    (5,767)
                                       ---------  ---------
                                       $  32,048  $  37,628
                                       =========  =========

     The Company entered into a $35,000,000 multi-currency revolving credit facility (the "Revolver") with NationsBank of Texas, N.A. as agent, on July
27, 1995. The Revolver as amended, matures on September 30, 1999, and bears interest, at the Company's option, at the bank's prime rate or the reserve adjusted LIBOR plus an applicable margin based on the ratio of funded debt to total capitalization. An annual commitment fee of up to 3/8% is payable on any unused portion of the facility. Under the terms of the revolving line of credit agreement, the Company is required to maintain certain financial ratios and a specific level of consolidated tangible net worth. As of December 31, 1998, there was no balance outstanding under the Revolver. However, letters of credit issued under this facility totaled $975,000 reducing the balance available to $34,025,000. The letters of credit primarily secure performance of installation contracts and self-insurance programs.

     On July 27, 1995, the Company entered into note agreements (the "7.34% Notes") with two lenders, in the aggregate amount of $25,000,000, which mature on August 1, 2005. The 7.34% Notes, which are

                         GUNDLE/SLT ENVIRONMENTAL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

unsecured, require semiannual interest payments at a rate of 7.34% that began February 1, 1996, and annual principal payments of $5,000,000 beginning August 1, 2001. The terms of the 7.34% Notes place various restrictions on the Company's ability to pay dividends or make certain other payments, incur additional debt, consolidate or merge into another corporation or sell assets unless certain other criteria are met. The 7.34% Notes also require the Company to maintain certain financial ratios and a specified level of consolidated net worth.

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

             YEAR ENDING
            DECEMBER 31,
           ---------------
     1999............................      5,366
     2000............................      5,676
     2001............................      5,687
     2002............................      5,317
     2003............................      5,177
     Thereafter......................     10,191
                                       ---------
                                       $  37,414
                                       =========

(9)  FINANCIAL INSTRUMENTS --

  FAIR VALUE OF FINANCIAL INSTRUMENTS --

     The Company's financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables, debt instruments and a cross currency swap (see "Derivative financial instrument" below). The book values of cash and cash equivalents, trade receivables and trade payables and floating-rate debt instruments are considered to be representative of their respective fair values. The Company had $37,414,000 and $43,395,000 of fixed-rate debt instruments at December 31, 1998 and 1997, with fair values of approximately $35,586,000 and $42,364,000, respectively. The fair value of long-term debt was estimated based on quoted market prices for these or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The difference between the fair value and the carrying value represents the theoretical net premium the Company would have to pay to retire all debt at such date.

  DERIVATIVE FINANCIAL INSTRUMENT --

     Effective October 18, 1996, the Company swapped $10,000,000 in long-term debt with an annual interest rate of 7.34% for 15,380,000 Deutsche Mark (DM) denominated long-term debt with an annual interest rate of 6.32%, effectively hedging a portion of its German net investment. The DM swap agreement requires the Company to re-exchange 3,076,000 DM for $2,000,000 each August 1 for the five-year period beginning August 1, 2001. The DM is marked to market as the U.S. Dollar/DM exchange rate changes. These adjustments are included as a component of comprehensive income in stockholders' equity. Interest payments and receipts are semi-annual on February 1 and August 1. The DM interest payments are also subject to exchange rate fluctuations. The gains and losses resulting from these fluctuations are recognized in interest expense during the current period. The swap agreement has been amended for the requirements of the new Euro currency.

                         GUNDLE/SLT ENVIRONMENTAL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(10)  PER SHARE INFORMATION --

     The following table sets forth the weighted average shares for the computation of basic and diluted earnings per share (in thousands):

                                              YEAR ENDED DECEMBER 31,
                                          -------------------------------
                                            1998       1997       1996
                                          ---------  ---------  ---------
Weighted average common shares
  outstanding...........................     13,208     15,506     17,314
Dilutive securities -- stock options....         --          3         65
                                          ---------  ---------  ---------
Weighted average common shares
  outstanding assuming full dilution....     13,208     15,509     17,379
                                          =========  =========  =========

(11)  STOCKHOLDERS' EQUITY --

     On September 18, 1998, the Company's board of directors adopted a stock repurchase plan under which the company was authorized to repurchase up to 1,000,000 shares of its outstanding common stock in open market transactions depending on market conditions. As of December 31, 1998, stockholders' equity included 65,000 shares repurchased under the plan at an aggregate cost of $185,000.

     During 1997, the Company purchased 4,271,656 shares of its common stock at a cost of $26,382,000. The transaction was funded with the Company's available cash balances. The shares purchased represented approximately 26% of the Company's then outstanding stock.

     The Company's board of directors adopted a qualified employee stock purchase plan on October 16, 1991, effective January 1, 1992. The plan authorizes the issuance of up to 100,000 shares of common stock for purchase by participating employees at a 15% discount from the market price. As of December 31, 1998 and 1997, 35,311 and 30,086 shares, respectively, had been issued under this plan.

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

                         GUNDLE/SLT ENVIRONMENTAL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

seven years after it is granted and may be exercised in respect of 50% and 100% of the shares covered upon the first and second anniversaries of the date of grant. The option price cannot be less than the fair market value of the shares on the date the option is granted.

     During 1998, 1997 and 1996, the board of directors granted 0, 138,840 and 156,800 shares, respectively of restricted stock to senior management under the 1995 Employee Plan. One-third of the shares are subject to annual vesting provided specific financial performance measurements are met by the Company. This plan also provides for cash bonuses to be paid to grantees to cover federal income taxes and requires that the grantee be employed at the end of the three year vesting period in order to receive the shares except under certain circumstances when the employee is terminated by the Company. Unvested shares issued to employees who terminate employment prior to the plans three year vesting period are transferred into treasury shares except under certain circumstances when the employee is terminated by the Company.

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

     The stock option activity under each plan is set forth below:

                                               1986 EMPLOYEE PLAN            1988 DIRECTOR PLAN           1995 EMPLOYEE PLAN
                                           ---------------------------   --------------------------   --------------------------
                                            SHARES         OPTION        SHARES         OPTION         SHARES        OPTION
                                            UNDER          PRICE          UNDER         PRICE          UNDER          PRICE
                                            OPTION       PER SHARE       OPTION       PER SHARE        OPTION       PER SHARE
                                           --------   ----------------   -------   ----------------   --------   ---------------
OUTSTANDING AT
  DECEMBER 31, 1995.....................    371,547   $4.27 to $16.92     60,000   $6.25 to $16.17     289,700   $5.38 to $5.50
    Granted.............................                                                               291,800   $0.00 to $7.13
    Exercised...........................    (15,375)       $4.27                                      (156,800)       $0.00
    Cancelled...........................   (121,375)  $5.25 to $15.63                                   (5,000)  $5.38 to $7.13
                                           --------   ----------------   -------   ----------------   --------   ---------------
OUTSTANDING AT
  DECEMBER 31, 1996.....................    234,797   $4.27 to $16.92     60,000   $6.25 to $16.17     419,700   $5.38 to $7.13
    Granted.............................                                                               438,590   $4.88 to $9.00
    Exercised...........................                                                              (140,090)  $5.63 to $7.25
    Cancelled...........................    (50,647)  $5.25 to $13.38                                  (37,750)  $5.50 to $6.75
                                           --------   ----------------   -------   ----------------   --------   ---------------
OUTSTANDING AT
  DECEMBER 31, 1997.....................    184,150   $5.25 to $15.63     60,000   $6.25 to $16.17     680,450   $4.88 to $9.00
    Granted.............................                                                               291,500   $4.00 to $5.31
    Exercised...........................
    Cancelled...........................    (32,700)  $5.25 to $13.38    (15,000)  $6.25 to $16.17     (12,500)  $5.25 to $6.50
                                           --------   ----------------   -------   ----------------   --------   ---------------
OUTSTANDING AT
  DECEMBER 31, 1998.....................    151,450   $5.25 to $15.63     45,000   $6.25 to $11.63     959,450   $4.00 to $9.00
                                           ========   ================   =======   ================   ========   ===============
OPTIONS EXERCISABLE.....................    132,396   $5.25 to $15.63     36,664   $6.25 to $11.63     261,034   $4.88 to $9.00
                                           ========   ================   =======   ================   ========   ===============
OPTIONS AVAILABLE FOR FUTURE GRANTS.....         --                           --                       213,771
                                           ========                      =======                      ========

                                             1996 DIRECTOR PLAN
                                          ------------------------
                                          SHARES       OPTION
                                          UNDER         PRICE
                                          OPTION      PER SHARE
                                          ------   ---------------
OUTSTANDING AT
  DECEMBER 31, 1995.....................
    Granted.............................  12,000   $6.50 to $7.00
    Exercised...........................
    Cancelled...........................
                                          ------   ---------------
OUTSTANDING AT
  DECEMBER 31, 1996.....................  12,000   $6.50 to $7.00
    Granted.............................  12,000        $4.88
    Exercised...........................
    Cancelled...........................
                                          ------   ---------------
OUTSTANDING AT
  DECEMBER 31, 1997.....................  24,000   $4.88 to $7.00
    Granted.............................  16,000   $5.63 to $5.81
    Exercised...........................
    Cancelled...........................
                                          ------   ---------------
OUTSTANDING AT
  DECEMBER 31, 1998.....................  40,000   $4.88 to $7.00
                                          ======   ===============
OPTIONS EXERCISABLE.....................  26,000   $6.50 to $7.00
                                          ======   ===============
OPTIONS AVAILABLE FOR FUTURE GRANTS.....  60,000
                                          ======

     Substantially all outstanding options were priced between $4.00 and $15.63 per share at December 31, 1998. The weighted average of the remaining contractual life for the outstanding options at December 31, 1998, was 5.6 years. The weighted average price of options outstanding during 1998, 1997 and 1996 was $5.69, $6.51 and $7.57, respectively.

                         GUNDLE/SLT ENVIRONMENTAL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The Company applies APB Opinion 25 and related Interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation expense has been recognized for its 1996 Director Plan and unrestricted stock options from the 1995 Employee Plan. The compensation expense that has been charged against income for its performance based restricted stock grant pursuant to the provisions of the 1995 Employee Plan was $(34,000), $164,000, and $516,000 for 1998, 1997, and 1996, respectively.

     Pro forma information regarding net income and earnings per share is required by FASB Statement No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION"
 . Statement 123 also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994, under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998, 1997 and 1996, respectively: risk-free interest rates of 4.71%, 6.0% and 6.5%; a dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of 40%, 44% and 44% and a weighted-average expected life of the option of 5 to 7 years.

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for earnings per share information):

                                           YEAR ENDED DECEMBER 31,
                                       -------------------------------
                                         1998       1997       1996
                                       ---------  ---------  ---------
Net income (loss)
  As reported........................  $   4,020  $   4,550  $  11,646
  Pro forma..........................      3,569      4,235     11,398
Basic and diluted earnings (loss) per
  share
  As reported........................        .30        .29        .67
  Pro forma..........................        .27        .27        .66

     The estimated fair value of stock options issued in 1998 and 1997 was $639,000 and $891,000, respectively.

(12)  INCOME TAXES --

     Domestic and foreign income (losses) before income taxes were as follows:

                                           YEAR ENDED DECEMBER 31,
                                       -------------------------------
                                         1998       1997       1996
                                       ---------  ---------  ---------
Domestic.............................  $   4,796  $   5,836  $  18,113
Foreign..............................      2,136      2,010      1,967
                                       ---------  ---------  ---------
          Total......................  $   6,932  $   7,846  $  20,080
                                       =========  =========  =========

                         GUNDLE/SLT ENVIRONMENTAL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The provision (benefit) for income taxes consisted of the following:

                                           YEAR ENDED DECEMBER 31,
                                       -------------------------------
                                         1998       1997       1996
                                       ---------  ---------  ---------
                                               (IN THOUSANDS)
Current expense:
  U.S.
     Federal.........................  $   1,720  $   2,149  $   7,861
     State...........................        139        195      1,501
                                       ---------  ---------  ---------
          Total U.S..................      1,859      2,344      9,362
  Foreign............................      1,411      2,081         29
                                       ---------  ---------  ---------
          Total current..............      3,270      4,425      9,391
Deferred expense (benefit):
  U.S.
     Federal.........................        (57)       129     (1,293)
     State...........................         (1)        19       (357)
                                       ---------  ---------  ---------
          Total U.S..................        (58)       148     (1,650)
  Foreign............................       (300)    (1,277)       693
                                       ---------  ---------  ---------
          Total deferred.............       (358)    (1,129)      (957)
                                       ---------  ---------  ---------
          Total provision for income
          taxes......................  $   2,912  $   3,296  $   8,434
                                       =========  =========  =========

     A reconciliation between the provision for income taxes and income taxes computed by applying the statutory rate is as follows:

                                           YEAR ENDED DECEMBER 31,
                                       -------------------------------
                                         1998       1997       1996
                                       ---------  ---------  ---------
                                               (IN THOUSANDS)
Tax provision (benefit) at statutory
rate.................................  $   2,357  $   2,667  $   7,028
Add (deduct):
     Amortization of goodwill........        451        449        365
     Meals and entertainment
     disallowance....................        387        375        329
     Foreign Sales Corporation
     benefit.........................       (204)      (306)      (344)
     Taxable differential for foreign
     subsidiaries....................        139        122        312
     State income taxes..............         91         72        744
     Equity in Unconsolidated Foreign
       Joint Venture.................       (152)        --         --
     Other, net......................       (157)       (83)        --
                                       ---------  ---------  ---------
                                       $   2,912  $   3,296  $   8,434
                                       =========  =========  =========

                         GUNDLE/SLT ENVIRONMENTAL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The tax effects of temporary differences that gave rise to the deferred tax assets and liabilities were as follows at December 31:

                                         1998       1997
                                       ---------  ---------
                                          (IN THOUSANDS)
Deferred tax assets:
     Accrued expenses................  $   5,581  $   6,381
     Other...........................         77         64
                                       ---------  ---------
                                           5,658      6,445
                                       ---------  ---------
Deferred tax liabilities:
     Excess of tax depreciation over
     book depreciation...............      2,607      3,076
     Long-term contracts.............        284        436
     Intangible assets...............         --         95
     Other...........................        186        499
                                       ---------  ---------
                                           3,077      4,106
                                       ---------  ---------
          Total deferred tax asset...  $   2,581  $   2,339
                                       =========  =========

     In Germany the 1997 and 1996 current tax provisions for income taxes were net of approximately $132,000, and $607,000, respectively, of tax benefit due to utilization of net operating loss carryforwards.

     Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $2,762,000 at December 31, 1998. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

(13)  EMPLOYEE BENEFIT PLANS --

     The Company has a defined contribution employee benefit plan under which substantially all U.S. employees are eligible to participate. The Company matches a portion of the employees' contributions. The Company contributed $441,000, $412,000 and $377,000 to the plan during the years ended December 31, 1998, 1997 and 1996, respectively. Under the terms of the plan, contributions to the plan may be discontinued at any time.

(14)  PENSION PLAN --

     The Company's German subsidiary has an unfunded pension plan providing benefits to one present employee and three former employees. The plan provides fixed minimum pension payments at retirement age. There are no assets held in outside funds.

     The Company has adopted FAS 87, "EMPLOYERS' ACCOUNTING FOR PENSIONS"; however, to the extent pension costs under German law exceed amounts computed under FAS 87, those additional amounts are recorded by the Company. Pension expense for the years ended December 31, 1998, 1997, and 1996 was $132,000, $96,000 and $160,000 respectively. The actuarial present value of accumulated benefits was $1,453,000 at December 31, 1998, and $1,219,000 at December 31, 1997. The projected benefit obligation for service rendered to date, net of unrecognized prior service cost, was $1,453,000 and $1,210,000 as of December 31, 1998 and 1997, respectively.

                         GUNDLE/SLT ENVIRONMENTAL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The computation assumed a discount rate on benefit obligations of 7%, annual salary increases of 2% and annual benefit increases of 2% for 1998 and 1997.

(15)  CONCENTRATION OF CREDIT RISK --

     Accounts receivable, as financial instruments, could potentially subject the Company to concentrations of credit risk. The Company continuously evaluates the creditworthiness of its customers and may require customers to provide letters of credit to guarantee payments. During 1998, 1997 and 1996, no single customer accounted for 10% or greater of total net sales.

(16)  RESEARCH AND DEVELOPMENT COSTS --

     Research and development costs are charged to expense as incurred. The amounts of research and development and quality control expenditures during the years ended December 31, 1998, 1997 and 1996 were $1,845,000, $1,851,000 and
$1,675,000 respectively.

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

     Although the Company is not exposed to the type of potential liability that might arise from being in the business of handling, transporting or storing hazardous waste or materials, the Company could be susceptible to liability for environmental damage or personal injury resulting from defects in the Company's products or negligence by Company employees in the installation of its lining systems. Such liability could be substantial because of the potential that hazardous or other waste materials might leak out of their containment system into the environment. The Company maintains liability insurance, which includes contractors pollution liability coverage in amounts which it believes to be prudent. However, there is no assurance that this coverage will remain available to the Company. While the Company's claims experience to date may not be a meaningful measure of its potential exposure for product liability, the Company has experienced no material losses from defects in products and installations.

  LITIGATION AND CLAIMS --

     The Company is involved in litigation arising in the ordinary course of business, which in the opinion of management, will not have a material adverse effect on the Company's financial position or results of operations.

  OPERATING LEASES --

     The Company leases certain equipment through operating lease arrangements of varying terms. Annual rental expense under the terms of non-cancelable operating leases is less than 1% of consolidated revenues.

(18)  ACQUISITION OF SGS GEOSYSTEMS, LTD. --

     On April 30, 1996, the Company acquired SGS Geosystems Ltd. (SGS), a UK geomembrane manufacturer, for $4,774,000 net cash plus the assumption of certain obligations of SGS in the amount of $600,000. The acquisition was accounted for as a purchase and, accordingly, the results of operations of SGS have been included in the consolidated results of operations of the Company from the date of

                         GUNDLE/SLT ENVIRONMENTAL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

acquisition. The excess of purchase price over fair value of net assets acquired associated with this transaction was $2,796,000. 1996 pro forma financial information for SGS has not been presented as it is not material to the overall consolidated operating results of the Company.

(19)  INVESTMENT IN JOINT VENTURES --

     On November 9, 1996, the Company completed the formation of two joint ventures with Hyma Plastic Hyma Foam Co., an Egyptian supplier of plastic liner, bags and foam products. The administrative offices of the ventures are located in Cairo, Egypt. The manufacturing facilities are located outside of Cairo, Egypt. The Joint Ventures manufacture and sell synthetic lining systems in Egypt.

     The Company made an initial contribution of $1,696,000 to the ventures and has a commitment to invest an additional $1,626,000 over the next eight years. The Company has a 50% ownership interest in both ventures and accounts for its investments using the equity method of accounting.

     The Company formed a joint venture in the Jebel Ali Free Trade Zone in Dubai. This joint venture warehouses select quantities of products to sell in the United Arab Emirates, Oman, Bahrain, Qatar, Kuwait and Yemen.

(20)  SEGMENT INFORMATION --

     The Company operates exclusively in the geosynthetic liner market. Substantially all sales and operating revenues result from the sale and installation of the Company's manufactured products. These products are manufactured and sold in various locations throughout the world using similar raw materials (polyethylene resin), production processes (flat or round die extrusion) and distribution channels (product and installation sales made directly to customers or through representatives of the Company).

     Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information allows the aggregation of an enterprise's segments if they are similar. The Company operates in different geographic areas, however, the Company has reviewed the aggregation criteria and determined that the Company operates as one segment based on the high degree of similarity of the following aspects of the Company's operations:

      o   nature of the products and services,

      o   raw materials and production processes used,

      o   customers and markets served,

      o   methods used to distribute products and services,

      o effects of regulatory influences on the market, and the economic characteristics of the products and services in different geographical areas.

                         GUNDLE/SLT ENVIRONMENTAL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Sales to unaffiliated customers (based on the geographic location of the customer:

                                                  YEARS ENDED
                                       ---------------------------------
                                         1998        1997        1996
                                       ---------  ----------  ----------
United States........................  $  92,934  $  102,682  $  112,049
Europe...............................     49,195      51,928      63,780
Latin & South America................     15,300      14,553      12,956
Far East/Pacific Rim.................     13,309      21,353      16,229
Other................................      8,817       8,800       4,358

     Only sales to one country, the United States, accounted for more than 10% of total sales. Sales into other countries, accounting for less than 10% of total sales, have been aggregated into geographic regions for this presentation.

     Long lived assets (principally property, plant and equipment):

                                                  YEARS ENDED
                                       ---------------------------------
                                         1998        1997        1996
                                       ---------  ----------  ----------
United States........................  $  25,481  $   25,551  $   28,256
Germany..............................      6,532       6,528       8,505
Other................................      5,393       5,756       5,164

     Only long-lived assets in the United States and Germany accounted for more than 10% of total long-lived assets.

                         GUNDLE/SLT ENVIRONMENTAL, INC.
                               SUPPLEMENTARY DATA

CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED) --

     Unaudited quarterly information for fiscal 1998 and 1997 is as follows (in thousands, except per share amounts):

                                                          1998                                        1997
                                       ------------------------------------------  ------------------------------------------
                                                        QUARTER                                     QUARTER
                                       ------------------------------------------  ------------------------------------------
                                         FIRST     SECOND      THIRD     FOURTH      FIRST     SECOND      THIRD     FOURTH
                                       ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Sales and operating revenue..........  $  31,319  $  49,636  $  57,086  $  41,514  $  33,349  $  48,352  $  66,096  $  51,521
Gross profit.........................      5,125      8,733     11,978      9,092      6,168      8,276     12,271      9,386
Income (loss) before income taxes....     (1,525)     1,031      4,985      2,441       (948)     1,685      5,184      1,925
Net income (loss)....................       (869)       587      2,842      1,460       (550)       977      3,010      1,113
Basic and diluted earnings (loss) per
  Common share.......................       (.07)       .04        .22        .11       (.03)       .06        .19        .07

       The above data should be read in conjunction with the consolidated financial statements and notes thereto.

                                                                     SCHEDULE II

                         GUNDLE/SLT ENVIRONMENTAL, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                        BALANCE AT    ADDITIONS                  BALANCE
                                        BEGINNING      CHARGED                   AT END
             DESCRIPTION                 OF YEAR      TO EXPENSE    WRITEOFFS    OF YEAR
-------------------------------------   ----------    ----------    ---------    -------
December 31, 1996:
  Allowance for doubtful accounts....     $4,735        $2,519       $ 1,830     $ 5,424
                                        ==========    ==========    =========    =======
December 31, 1997:
  Allowance for doubtful accounts....     $5,424        $1,290       $ 2,367     $ 4,347
                                        ==========    ==========    =========    =======
December 31, 1998:
  Allowance for doubtful accounts....     $4,347        $1,394       $   785     $ 4,955
                                        ==========    ==========    =========    =======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

     Part III (Items 10 through 13) is omitted since the Company expects to file with the Securities and Exchange Commission within 120 days following December 31, 1998, definitive proxy materials pursuant to Regulation 14A under the Securities Exchange Act of 1934 involving the annual election of directors and certain other matters. If for any reason such a statement is not so filed, this Report will be appropriately amended.

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

     (a)(3) Exhibits:

        EXHIBIT
          NO.
------------------------
           2-A      --  Plan Agreement of Merger dated March
                        28, 1995, between the Company and SLT
                        Environmental, Inc. (Exhibit A to
                        Registrant's Preliminary Proxy
                        Statement filed on May 4, 1995, is
                        incorporated herein by reference).
           3-A      --  Articles of Incorporation as amended
                        (Exhibits 3.1, 3.2 and 3.3 to
                        Registrant's Registration Statement
                        No. 33-9809 are incorporated herein
                        by reference).
           3-B      --  Bylaws (Exhibit 3.4 to Registrant's
                        Registration Statement No. 33-9809 is
                        incorporated herein by reference).
           4-E      --  Credit Agreement dated as of July 27,
                        1995, between the Company, the
                        financial institutions named therein
                        and NationsBank of Texas, N.A., as
                        agent (incorporated by reference to
                        Exhibit 1.6 to Registrant's Current
                        Report on Form 8-K filed on August 9,
                        1995).
           4-F       -- Note Agreements dated as of June 15,
                        1995, between Gundle Environmental
                        Systems, Inc. and certain
                        institutions covering the Senior
                        Notes due August 1, 2005
                        (incorporated by reference to
                        Exhibits 1.3 and 1.4 to Registrant's
                        Current Report on Form 8-K filed
                        August 9, 1995).
          10-B      --  Registrant's 1986 stock option plan
                        (Exhibit 10.11 to Registrant's
                        Registration Statement No. 33-44306
                        is incorporated herein by reference).
          10-G      --  Registrant's 1995 Amended and
                        Restated Incentive Stock Plan.
                        (Incorporated by reference to 4.1 of
                        the Registrant's Registration
                        Statement number 333-01759).
          10-H      --  Employment Agreement dated March 10,
                        1997, between William P. Reid and the
                        Company.
          10-I       -- Employment Agreement dated March 10,
                        1997, between Roger J. Klatt and the
                        Company.
          10-J       -- Registrant's 1996 Nonqualified Stock
                        Option Plan for Non-Employee
                        Directors (Exhibit 4.1 to
                        Registrant's Report on Form S-8 No.
                        333-23299 is incorporated herein by
                        reference).
          10-K      --  Employment Agreement dated June 4,
                        1998, between Samir T. Badawi and the
                        Company.

          10-L      --  Amendment dated June 4, 1998, to the
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

     (b) Reports on Form 8-K -- None.

     (c) Exhibits (see Item (a)(3), above).

     (d) Additional financial statements (see Items (a)(1) and (a)(2) above).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 2nd day of March, 1999.

                                          GUNDLE/SLT ENVIRONMENTAL, INC.
                                          By       /s/  SAMIR T. BADAWI
                                                  Samir T. Badawi, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the 2nd day of March, 1999.

                      SIGNATURE                                                  TITLE
------------------------------------------------------  -------------------------------------------------------
                  /s/SAMIR T. BADAWI                    Director and Principal Executive Officer
                   Samir T. Badawi
                  /s/ROGER J. KLATT                     Principal Financial and Accounting Officer
                    Roger J. Klatt
                  /s/SAMIR T. BADAWI                    Director and Chairman of the Board
                   Samir T. Badawi
                  /s/JAMES R. BURKE                     Director
                    James R. Burke
                                                        Director
                   Ahmed Y. Khalawi
                 /s/T. WILLIAM PORTER                   Director
                  T. William Porter
                   /s/HUGH L. RICE                      Director
                     Hugh L. Rice
                  /s/BRIAN D. YOUNG                     Director
                    Brian D. Young
                 /s/EDWARD T. SHEEHAN                   Director
                  Edward T. Sheehan

                               INDEX TO EXHIBITS

        EXHIBIT
          NO.
------------------------
           2-A      --  Plan Agreement of Merger dated March
                        28, 1995, between the Company and SLT
                        Environmental, Inc. (Exhibit A to
                        Registrant's Preliminary Proxy
                        Statement filed on May 4, 1995, is
                        incorporated herein by reference).
           3-A      --  Articles of Incorporation as amended
                        (Exhibits 3.1, 3.2 and 3.3 to
                        Registrant's Registration Statement
                        No. 33-9809 are incorporated herein
                        by reference).
           3-B      --  Bylaws (Exhibit 3.4 to Registrant's
                        Registration Statement No. 33-9809 is
                        incorporated herein by reference).
           4-E      --  Credit Agreement dated as of July 27,
                        1995, between the Company, the
                        financial institutions named therein
                        and NationsBank of Texas, N.A., as
                        agent (incorporated by reference to
                        Exhibit 1.6 to Registrant's Current
                        Report on Form 8-K filed on August 9,
                        1995).
           4-F       -- Note Agreements dated as of June 15,
                        1995, between Gundle Environmental
                        Systems, Inc. and certain
                        institutions covering the Senior
                        Notes due August 1, 2005
                        (incorporated by reference to
                        Exhibits 1.3 and 1.4 to Registrant's
                        Current Report on Form 8-K filed
                        August 9, 1995).
          10-B      --  Registrant's 1986 stock option plan
                        (Exhibit 10.11 to Registrant's
                        Registration Statement No. 33-44306
                        is incorporated herein by reference).
          10-G      --  Registrant's 1995 Amended and
                        Restated Incentive Stock Plan.
                        (Incorporated by reference to 4.1 of
                        the Registrant's Registration
                        Statement number 333-01759).
          10-H      --  Employment Agreement dated March 10,
                        1997, between William P. Reid and the
                        Company.
          10-I       -- Employment Agreement dated March 10,
                        1997, between Roger J. Klatt and the
                        Company.
          10-J       -- Registrant's 1996 Nonqualified Stock
                        Option Plan for Non-Employee
                        Directors (Exhibit 4.1 to
                        Registrant's Report on Form S-8 No.
                        333-23299 is incorporated herein by
                        reference).
          10-K      --  Employment Agreement dated June 4,
                        1998, between Samir T. Badawi and the
                        Company.
          10-L      --  Amendment dated June 4, 1998, to the
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