Form 10-Q
period 1999-03-31
GUNDLE SLT ENVIRONMENTAL INC
filed 1999-05-10
CIK 805023

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                                     of the
                         SECURITIES EXCHANGE ACT OF 1934


         For Quarter Ended MARCH 31, 1999 Commission File Number 1-9307


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

Yes   [X]      No   [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.


            CLASS                OUTSTANDING AT MAY 5, 1999
----------------------------     --------------------------
Common stock, par value $.01              13,024,997

                         GUNDLE/SLT ENVIRONMENTAL, INC.

                                      INDEX

                                                                          PAGE

PART I - FINANCIAL INFORMATION

           Condensed Consolidated Balance Sheets as of
           March 31, 1999 (Unaudited) and
           December 31, 1998 ...........................................    3

           Consolidated Statements of Income
           for the Three Months Ended
           March 31, 1999 and 1998 (Unaudited) .........................    4

           Consolidated Statements of Cash Flows
           for the Three Months Ended March 31, 1999
           and 1998 (Unaudited) ........................................    5

           Notes to Condensed Consolidated Financial
           Statements ..................................................    6

           Management's Discussion and Analysis of Results
           of Operations and Financial Condition .......................    8


PART II - OTHER INFORMATION ............................................   11


PART IV - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
          REPORTS ON FORM 8-K ..........................................   11

                         GUNDLE/SLT ENVIRONMENTAL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)

                                                           MARCH 31,    DECEMBER 31,
                                                             1999          1998
                                                           ---------    ------------
                                                          (UNAUDITED)
ASSETS
CURRENT ASSETS:
  CASH AND CASH EQUIVALENTS ............................   $  24,068    $     29,399
  ACCOUNTS RECEIVABLE, NET .............................      31,184          46,517
  CONTRACTS IN PROGRESS ................................       5,092           1,884
  INVENTORY ............................................      21,644          18,562
  DEFERRED INCOME TAXES ................................       5,164           5,609
  PREPAID EXPENSES AND OTHER ...........................       3,309           1,039
                                                           ---------    ------------
        TOTAL CURRENT ASSETS ...........................      90,461         103,010

PROPERTY, PLANT AND EQUIPMENT, NET .....................      33,983          34,838
EXCESS OF PURCHASE PRICE OVER FAIR VALUE
  OF NET ASSETS ACQUIRED, NET ..........................      26,328          26,868
OTHER ASSETS ...........................................       5,509           4,604
                                                           ---------    ------------
                                                           $ 156,281    $    169,320
                                                           =========    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES .............   $  26,201    $     32,486
  ADVANCE BILLINGS ON CONTRACTS
   IN PROGRESS .........................................       1,380           1,861
  CURRENT PORTION OF LONG-TERM DEBT ....................       5,347           5,366
  INCOME TAXES PAYABLE .................................         897           3,192
  DEFERRED INCOME TAXES ................................         493             536
                                                           ---------    ------------
        TOTAL CURRENT LIABILITIES ......................      34,318          43,441

LONG-TERM DEBT .........................................      31,840          32,048
DEFERRED INCOME TAXES ..................................       2,792           2,491
OTHER LIABILITIES ......................................         646           1,547

STOCKHOLDERS' EQUITY:
  PREFERRED STOCK, $1.00 PAR VALUE, 1,000,000 SHARES
    AUTHORIZED, NO SHARES ISSUED OR
    OUTSTANDING ........................................        --              --
  COMMON STOCK, $.01 PAR VALUE, 30,000,000
    SHARES AUTHORIZED, 18,096,211 AND 18,092,336 SHARES
    ISSUED .............................................         181             181
  ADDITIONAL PAID-IN CAPITAL ...........................      69,339          69,374
  RETAINED EARNINGS ....................................      47,962          50,370
  ACCUMULATED OTHER COMPREHENSIVE INCOME ...............         453             832
  UNEARNED COMPENSATION ................................         (72)           (130)
                                                           ---------    ------------
                                                             117,863         120,627
  TREASURY STOCK AT COST, 5,053,689 and 4,964,689 SHARES     (31,178)        (30,834)
                                                           ---------    ------------
        TOTAL STOCKHOLDERS' EQUITY .....................      86,685          89,793
                                                           ---------    ------------
                                                           $ 156,281    $    169,320
                                                           =========    ============

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
               THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                         GUNDLE/SLT ENVIRONMENTAL, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
             (AMOUNTS IN THOUSANDS EXCEPT EARNINGS PER SHARE DATA)
                                  (UNAUDITED)

                                                            THREE MONTHS ENDED
                                                                MARCH 31,
                                                           --------------------
                                                             1999        1998
                                                           --------    --------
SALES AND OPERATING REVENUE ............................   $ 22,448    $ 31,319
COST OF PRODUCTS & SERVICES ............................     19,562      26,194
                                                           --------    --------
GROSS PROFIT ...........................................      2,886       5,125

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES ..............................      6,388       5,690
AMORTIZATION OF GOODWILL ...............................        344         346
                                                           --------    --------
OPERATING INCOME .......................................     (3,846)       (911)

OTHER (INCOME) EXPENSES:
  INTEREST EXPENSE .....................................        812         904
  INTEREST INCOME ......................................       (367)       (298)
  OTHER (INCOME) EXPENSE, NET ..........................       (140)          8
                                                           --------    --------
INCOME BEFORE INCOME TAXES .............................     (4,151)     (1,525)

PROVISION FOR INCOME TAXES .............................     (1,743)       (656)
                                                           --------    --------
NET INCOME .............................................   $ (2,408)   $   (869)
                                                           ========    ========
BASIC AND DILUTED EARNINGS
   PER COMMON SHARE ....................................   $  (0.18)   $  (0.07)
                                                           ========    ========
WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING ..................................     13,065      13,295
                                                           ========    ========

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
               THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                         GUNDLE/SLT ENVIRONMENTAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                            THREE MONTHS ENDED
                                                                 MARCH 31
                                                           --------------------
                                                             1999        1998
                                                           --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME ...........................................   $ (2,408)   $   (869)
  ADJUSTMENTS TO RECONCILE NET INCOME TO CASH
    PROVIDED BY (USED IN) OPERATING ACTIVITIES:
    DEPRECIATION .......................................      2,091       1,757
    AMORTIZATION .......................................        351         358
    DEFERRED INCOME TAXES ..............................        445        (645)
    GAIN ON SALE OF ASSETS .............................         (3)        (23)
    INCREASE (DECREASE) IN CASH DUE TO
      CHANGES IN ASSETS AND LIABILITIES:
      ACCOUNTS RECEIVABLE ..............................     14,648      10,329
      CONTRACTS IN PROGRESS ............................     (3,291)         96
      INVENTORY ........................................     (3,194)     (6,094)
      ACCOUNTS PAYABLE AND ACCRUED LIABILITIES .........     (5,725)     (7,139)
      ADVANCE BILLINGS ON CONTRACTS IN PROGRESS ........       (451)       (389)
      INCOME TAXES PAYABLE .............................     (2,434)     (1,217)
      OTHER ............................................     (3,112)       (176)
                                                           --------    --------
      NET CASH PROVIDED BY(USED IN)OPERATING ACTIVITIES      (3,083)     (4,012)
                                                           --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  ADDITIONS TO PROPERTY, PLANT AND EQUIPMENT ...........     (1,831)     (1,577)
  PROCEEDS FROM SALE OF EQUIPMENT ......................         31          31
  OTHER ................................................          0          (2)
                                                           --------    --------
      NET CASH USED IN INVESTING ACTIVITIES ............     (1,800)     (1,548)
                                                           --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  REPURCHASE OF COMMON STOCK ...........................       (344)          0
  PROCEEDS FROM THE EXERCISE OF STOCK OPTIONS AND
    PURCHASES UNDER THE EMPLOYEE STOCK PURCHASE PLAN ...         14          25
  RETIREMENT OF LONG-TERM DEBT .........................       (110)          0
                                                           --------    --------
      NET CASH PROVIDED BY(USED IN) FINANCING ACTIVITIES       (440)         25
                                                           --------    --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH ................         (8)        (23)
                                                           --------    --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...     (5,331)     (5,558)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD ...     29,399      24,844
                                                           --------    --------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD .........   $ 24,068    $ 19,286
                                                           ========    ========
CASH PAID FOR INTEREST .................................   $  1,177    $  1,242
                                                           ========    ========
CASH PAID FOR INCOME TAXES .............................   $  1,508    $    170
                                                           ========    ========

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
               THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                         GUNDLE/SLT ENVIRONMENTAL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1)  Basis of Presentation -

  General -

     The accompanying unaudited, condensed consolidated financial statements have been prepared by the Registrant ("Gundle/SLT Environmental, Inc." or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of such financial statements for the periods indicated. Certain information relating to the Company's organization and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted in this Form 10-Q pursuant to Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission. However, the Company believes that the disclosures herein are adequate to make the information presented not misleading. The results for the three months ended March 31, 1999, are not necessarily indicative of future operating results. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

     The accounting policies followed by the Company in preparing interim consolidated financial statements are similar to those described in the "Notes to Consolidated Financial Statements" in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

     The Company is using a cross currency principal and interest rate swap to effectively convert a portion of its U.S. dollar denominated debt into German Marks. The objective of this hedging strategy is the management of the foreign currency exchange risk associated with its net investment in Germany and is based on the projected foreign currency cash flows from Germany over the life of the contract. The Company's investment in Germany and the foreign currency portion of its swap are adjusted each period to reflect current foreign exchange rates with the gains and losses recorded in the equity section of the balance sheet as comprehensive income. The differential paid or received on the interest rate component is recognized as an adjustment to interest expense.

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

(2)  Inventory -

     Inventory is stated at the lower of cost or market. Cost, which includes material, labor and overhead, is determined by the weighted average cost method. Inventory consisted of the following (000's):

                                                       March 31,    December 31,
                                                         1999           1998
                                                       ---------    ------------
Raw materials and supplies ........................    $   3,623    $      4,207
Finished goods ....................................       18,021          14,355
                                                       ---------    ------------
                                                       $  21,644    $     18,562
                                                       =========    ============

(3)  Income Taxes -

     The Company's provision for income taxes is recorded at the statutory rates adjusted for the effect of any permanent differences.

(4)  Equity -

     In September 1998, the Company announced a stock repurchase program, which authorizes the repurchase of up to 1,000,000 shares of its common stock. As of March 31, 1999, the company had repurchased 154,000 shares of common stock at prices ranging from $2.50 to $4.08 per share under this program. All of these transactions were funded with the Company's available cash. At March 31, 1999, the Company had 13,042,522 shares outstanding.

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

During the first quarter of 1999 and 1998, other comprehensive income (losses), representing foreign currency translation adjustments, amounted to $(379,000) and $(861,000) respectively.

(6)  Derivative Financial Instruments -

     Effective October 18, 1996, the Company swapped $10,000,000 in long-term debt with an annual interest rate of 7.34% for 15,380,000 Deutsche Mark (DM) denominated long-term debt with an annual interest rate of 6.32%, effectively hedging a portion of its net investment in Germany. The DM swap agreement requires the Company to re-exchange 3,076,000 DM for $2,000,000 each August 1 for the five year period beginning August 1, 2001. The DM swap is marked to market as the U.S. dollar/DM exchange rate changes. These adjustments are included as a component of accumulated other comprehensive income in shareholders' equity. Interest payments and receipts are semi-annual on February 1 and August 1. The DM interest payment is also subject to exchange rate fluctuations. Interest expense is also impacted by these exchange rate fluctuations.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Quarter:

     For the three months ended March 31, 1999, sales and operating revenue was $22,448,000 compared with $31,319,000 for the same period last year. This 28% decrease in sales and operating revenue from last year was the result of 31% lower units shipped partially offset by a 4% higher overall weighted value per unit. U.S. sales and operating revenue was $9,298,000, 33% lower than for the same period last year. U.S. volume was 30% lower and overall weighted value per unit was 4% lower. This reflects a 37% reduction in installation activity in the quarter compared to 1998 due to fewer customers in warm weather areas. Foreign sales and operating revenue was $13,150,000 this quarter, down 25% from last year. Foreign volume was off 32%, primarily due to lower activity in the South American mining industry following declines in mineral prices. However, the overall weighted value per unit was up 11% partially offsetting the lower volume resulting from a higher percentage of sales with installation.

     Gross profit for the quarter was $2,886,000, or 44% below the prior year. Shipments during the quarter were down 28%, primarily to the South American and United States markets. Gross profit margin, as a percentage of sales and operating revenue, decreased to 13% from 16% last year. This decrease was primarily due to lower utilization of manufacturing and installation capacity tied to the lower shipments from the US Operations.

     Selling, general and administrative (SG&A) expenses were $6,388,000 compared with $5,690,000 in the first quarter of 1998. The majority of the increase came from the Company's U.S. operations where the implementation of the enterprise resource planning system and an expansion of the Company's marketing program contributed to higher costs.

     Interest expense was $92,000 less than last year primarily due to a decrease in outstanding debt resulting from scheduled repayments.

     Interest income was $69,000 more than last year primarily due to higher amounts of invested cash.

     Other income was $148,000 more than last year primarily due to foreign exchange gains and improved income from the Company's unconsolidated Egyptian joint venture.

     The quarterly benefit from income taxes was $1,743,000 compared with $656,000 in the same period last year. The tax benefit for both periods was recorded at the statutory rates adjusted for certain nondeductible expenses.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1999, the Company had working capital of $61,490,000, including cash and temporary investments of $24,068,000. The Company's cash, inventory and receivable balances fluctuate from quarter-to-quarter due to the seasonality of sales. The Company's capital structure consisted of $37,187,000 in debt and $86,685,000 in stockholders' equity as of March 31, 1999.

     The Company has a $35,000,000 multi-currency revolving credit facility (the "Revolver") with Bank of America, formerly NationsBank of Texas, as agent, that was amended to extend the credit commitment date to September 30, 1999. Under the terms of the revolving credit agreement, the Company is required to maintain certain financial ratios and a specific level of consolidated tangible net worth. At March 31, 1999, there was no balance outstanding on the Revolver, but $975,000 in letters of credit issued under this facility reduced the balance available to $34,025,000. The letters of credit issued under this facility secure self-insurance programs.

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

     The Company recently installed the JDEdwards suite of systems to replace all U.S. legacy operating systems as part of a program to improve its customer service and general administrative efficiency. The initial implementation of this enterprise resource planning system was made in the first quarter of 1999. The Company's German operation is in the process of installing a new financial operating system as well. The Company-wide cost of these new systems, which are year 2000 compliant, is estimated to be approximately $4.0 million with $3.5 million spent through March 31, 1999. The systems in use at the Company's other foreign operations are year 2000 compliant.

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

     Since the Company has nearly completed the replacement of year 2000 non-compliant systems, no specific contingency plans have been made regarding its operations and systems. The Company uses at least two suppliers for its primary raw materials at each location. Accordingly, the Company believes any interruption in raw materials supply due to year 2000 issues would be unlikely.

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

     The Company has experienced raw material price increases in the first quarter and has been notified of more price increases to commence in the second quarter. As the Company has a number of fixed price contracts, this raw material price increase may lower the Company's gross profit margin in later quarters. The Company is attempting to increase its prices on all new orders to offset the effect of these raw material price increases.

     Some of the Company's raw material suppliers are experiencing production problems. The Company is actively working with its present and potential suppliers. There is no assurance that it will be able to procure all the resin it needs over the next two quarters.



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

                                  GUNDLE/SLT ENVIRONMENTAL, INC.


DATE    MAY 7, 1999                      BY /S/ ROGER J. KLATT
                                                ROGER J. KLATT,
                                                EXECUTIVE VICE PRESIDENT &
                                                CHIEF FINANCIAL OFFICER


DATE    MAY 7, 1999                      BY /S/ ERNEST C. ENGLISH, JR.
                                                ERNEST C. ENGLISH, JR.,
                                                VICE PRESIDENT &
                                                CORPORATE CONTROLLER