Form 10-Q
period 1999-06-30
GUNDLE SLT ENVIRONMENTAL INC
filed 1999-08-11
CIK 805023

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                                     of the
                         SECURITIES EXCHANGE ACT OF 1934


    For Quarter Ended JUNE 30, 1999          Commission File Number 1-9307

                         GUNDLE/SLT ENVIRONMENTAL, INC.
  ----------------------------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)


              DELAWARE                          22-2731074
  ----------------------------------------------------------------------------
   (State or other jurisdiction of            (IRS Employer
    incorporation or organization)          Identification No.)


     19103 GUNDLE ROAD   HOUSTON, TEXAS             77073
  ----------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


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

Yes [X]       No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.


            CLASS                        OUTSTANDING AT JULY 30, 1999
----------------------------          --------------------------------
Common stock, par value $.01                      12,911,584

                         GUNDLE/SLT ENVIRONMENTAL, INC.

                                      INDEX

                                                                            PAGE

PART I - FINANCIAL INFORMATION

      Condensed Consolidated Balance Sheets as of
      June 30, 1999 (Unaudited) and
      December 31, 1998                                                       3

      Consolidated Statements of Income
      For the Three and Six Months Ended
      June 30, 1999 and 1998 (Unaudited)                                      4

      Consolidated Statements of Cash Flows
      For the Six Months Ended June 30, 1999
      and 1998 (Unaudited)                                                    5

      Notes to Condensed Consolidated Financial
      Statements                                                              6

      Management's Discussion and Analysis of Results
      of Operations and Financial Condition                                   8


PART II - OTHER INFORMATION                                                  12

                         GUNDLE/SLT ENVIRONMENTAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)

                                                             JUNE 30        DECEMBER 31,
                                                               1999            1998
                                                           -------------  ---------------
                                                            (UNAUDITED)
ASSETS
CURRENT ASSETS:
  CASH AND CASH EQUIVALENTS ............................      $   8,652       $  29,399
  ACCOUNTS RECEIVABLE, NET .............................         52,154          46,517
  CONTRACTS IN PROGRESS ................................          8,396           1,884
  INVENTORY ............................................         19,072          18,562
  DEFERRED INCOME TAXES ................................          4,584           5,609
  PREPAID EXPENSES AND OTHER ...........................          1,657           1,039
                                                              ---------       ---------
        TOTAL CURRENT ASSETS ...........................         94,515         103,010

PROPERTY, PLANT AND EQUIPMENT, NET .....................         33,656          34,838
EXCESS OF PURCHASE PRICE OVER FAIR VALUE
  OF NET ASSETS ACQUIRED, NET ..........................         25,880          26,868
OTHER ASSETS ...........................................          5,836           4,604
                                                              ---------       ---------
                                                              $ 159,887       $ 169,320
                                                              =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES .............      $  31,746       $  32,486
  ADVANCE BILLINGS ON CONTRACTS
   IN PROGRESS .........................................          1,407           1,861
  CURRENT PORTION OF LONG-TERM DEBT ....................          5,338           5,366
  INCOME TAXES PAYABLE .................................          1,302           3,192
  DEFERRED INCOME TAXES ................................            593             536
                                                              ---------       ---------

        TOTAL CURRENT LIABILITIES ......................         40,386          43,441

LONG-TERM DEBT .........................................         26,799          32,048
DEFERRED INCOME TAXES ..................................          2,382           2,491
OTHER LIABILITIES ......................................            609           1,547

STOCKHOLDERS' EQUITY:
  PREFERRED STOCK, $1.00 PAR VALUE, 1,000,000 SHARES
    AUTHORIZED, NO SHARES ISSUED OR
    OUTSTANDING ........................................           --              --
  COMMON STOCK, $.01 PAR VALUE, 30,000,000
    SHARES AUTHORIZED, 18,096,211 AND 18,092,336 SHARES
    ISSUED .............................................            181             181
  ADDITIONAL PAID-IN CAPITAL ...........................         69,392          69,374
  RETAINED EARNINGS ....................................         50,950          50,370
  ACCUMULATED OTHER COMPREHENSIVE INCOME ...............            996             832
  UNEARNED COMPENSATION ................................           (115)           (130)
                                                              ---------       ---------
                                                                121,404         120,627
  TREASURY STOCK AT COST, 5,183,846 and 4,964,689 SHARES        (31,693)        (30,834)
                                                              ---------       ---------

        TOTAL STOCKHOLDERS' EQUITY .....................         89,711          89,793
                                                              ---------       ---------

                                                              $ 159,887       $ 169,320
                                                              =========       =========

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
               THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                         GUNDLE/SLT ENVIRONMENTAL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
             (AMOUNTS IN THOUSANDS EXCEPT EARNINGS PER SHARE DATA)
                                   (UNAUDITED)



                                                        THREE MONTHS ENDED              SIX MONTHS ENDED
                                                             JUNE 30,                        JUNE 30,
                                                    ------------------------         ------------------------
                                                       1999            1998             1999           1998
                                                    --------        --------         --------        --------
SALES AND OPERATING REVENUE ...............         $ 52,069        $ 49,636         $ 74,517        $ 80,955
COST OF PRODUCTS & SERVICES ...............           39,903          40,903           59,464          67,096
                                                    --------        --------         --------        --------

GROSS PROFIT ..............................           12,166           8,733           15,053          13,859

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES .................            6,119           6,760           12,507          12,451
AMORTIZATION OF GOODWILL ..................              340             341              684             687
                                                    --------        --------         --------        --------

OPERATING INCOME ..........................            5,707           1,632            1,862             721

OTHER (INCOME) EXPENSES:
  INTEREST EXPENSE ........................              776             921            1,588           1,825
  INTEREST INCOME .........................             (254)           (253)            (621)           (551)
  OTHER (INCOME) EXPENSE, NET .............               33             (67)            (107)            (59)
                                                    --------        --------         --------        --------

INCOME BEFORE INCOME TAXES ................            5,152           1,031            1,002            (494)

PROVISION FOR INCOME TAXES ................            2,163             444              421            (212)
                                                    --------        --------         --------        --------

NET INCOME ................................         $  2,989        $    587         $    581        $   (282)
                                                    ========        ========         ========        ========
BASIC AND DILUTED EARNINGS
   PER COMMON SHARE .......................         $   0.23        $   0.04         $   0.04        $  (0.02)
                                                    ========        ========         ========        ========

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING .....................           12,982          13,246           13,022          13,271
                                                    ========        ========         ========        ========

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
               THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                         GUNDLE/SLT ENVIRONMENTAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                 SIX MONTHS ENDED
                                                                      JUNE 30
                                                              -----------------------
                                                                1999           1998
                                                              --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME ...........................................      $    581       $   (282)
  ADJUSTMENTS TO RECONCILE NET INCOME TO CASH
    PROVIDED BY (USED IN) OPERATING ACTIVITIES:
    DEPRECIATION .......................................         4,302          3,523
    AMORTIZATION .......................................           750            691
    DEFERRED INCOME TAXES ..............................           236           (846)
    GAIN ON SALE OF ASSETS .............................           (76)            (9)
    INCREASE (DECREASE) IN CASH DUE TO
      CHANGES IN ASSETS AND LIABILITIES:
      ACCOUNTS RECEIVABLE ..............................        (6,659)         1,980
      CONTRACTS IN PROGRESS ............................        (6,631)        (1,033)
      INVENTORY ........................................          (729)          (959)
      ACCOUNTS PAYABLE AND ACCRUED LIABILITIES .........          (297)        (6,978)
      ADVANCE BILLINGS ON CONTRACTS IN PROGRESS ........          (406)           211
      INCOME TAXES PAYABLE .............................        (1,836)          (325)
      OTHER ............................................          (667)          (429)
                                                              --------       --------
      NET CASH PROVIDED BY(USED IN)OPERATING ACTIVITIES        (11,432)        (4,456)
                                                              --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  ADDITIONS TO PROPERTY, PLANT AND EQUIPMENT ...........        (4,044)        (3,575)
  PROCEEDS FROM SALE OF EQUIPMENT ......................           192            208
  OTHER ................................................             0              0
                                                              --------       --------

      NET CASH USED IN INVESTING ACTIVITIES ............        (3,852)        (3,367)
                                                              --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  REPURCHASE OF COMMON STOCK ...........................          (859)             0
  PROCEEDS FROM THE EXERCISE OF STOCK OPTIONS AND
    PURCHASES UNDER THE EMPLOYEE STOCK PURCHASE PLAN ...            14             25
  RETIREMENT OF LONG-TERM DEBT .........................        (5,110)        (5,111)
                                                              --------       --------

      NET CASH PROVIDED BY(USED IN) FINANCING ACTIVITIES        (5,955)        (5,086)
                                                              --------       --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH ................           493           (213)
                                                              --------       --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...       (20,746)       (13,122)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD ...        29,399         24,844
                                                              --------       --------

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD .........      $  8,652       $ 11,722
                                                              ========       ========
CASH PAID FOR INTEREST .................................      $  1,586       $  1,863
                                                              ========       ========

CASH PAID FOR INCOME TAXES .............................      $  1,913       $    244
                                                              ========       ========


                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
               THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                         GUNDLE/SLT ENVIRONMENTAL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1)  Basis of Presentation -

  General -

     The accompanying unaudited, condensed consolidated financial statements have been prepared by the Registrant ("Gundle/SLT Environmental, Inc." or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of such financial statements for the periods indicated. Certain information relating to the Company's organization and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted in this Form 10-Q pursuant to Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission. However, the Company believes that the disclosures herein are adequate to make the information presented not misleading. The results for the three and six months ended June 30, 1999, are not necessarily indicative of future operating results. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

(2)  Inventory -

     Inventory is stated at the lower of cost or market. Cost, which includes material, labor and overhead, is determined by the weighted average cost method, which approximates the first in, first out cost method. Inventory consisted of the following (000's):

                                                  June 30,         December 31,
                                                    1999               1998
                                                ------------      --------------
Raw materials and supplies .............          $ 3,831            $ 4,207
Finished goods .........................           15,241             14,355
                                                  -------            -------

                                                  $19,072            $18,562
                                                  =======            =======

 (3) Income Taxes -

     The Company's provision for income taxes is recorded at the statutory rates adjusted for the effect of any permanent differences.

(4)  Equity -

     In September 1998, the Company announced a stock repurchase program, which authorizes the repurchase of up to 1,000,000 shares of its common stock. As of June 30, 1999, the company had repurchased 284,157 shares of common stock at prices ranging from $2.50 to $4.13 per share under this program. All of these transactions were funded with the Company's available cash. At June 30, 1999, the Company had 12,912,365 shares outstanding.

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

During the second quarter of 1999 and 1998, other comprehensive income (losses), representing foreign currency translation adjustments amounted to $543,000 and $219,000 respectively.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Quarter:

     For the three months ended June 30, 1999, sales and operating revenue was $52,069,000 compared with $49,636,000 for the same period last year. This 5% increase in sales and operating revenue from last year was impacted by 6% more units shipped. U.S. sales and operating revenue was $28,662,000, 10% higher than for the same period last year. U.S. volume was 21% higher and overall weighted value per unit was 10% lower resulting from a change in the mix of products sold with installation services. Foreign sales and operating revenue was $23,407,000 this quarter, about the same as last year. Foreign volume was off 8%, primarily due to lower activity in the South American mining industry following declines in mineral prices. However, the overall weighted value per unit was up 8% as the Company performed more installation activities per unit offsetting the lower volume. A decrease in the US dollar value of the Company's German Deutsche Mark and British Pound functional currency sales resulted in approximately $400,000 of the lower foreign sales.

     Gross profit for the quarter was $12,166,000, 39% better than the prior year. Shipments during the quarter were up 6%. Gross profit margin, as a percentage of sales and operating revenue, increased to 23% from 18% last year. This increase was primarily due to timing of changes in resin costs and selling prices. This year's resin costs included in cost of sales were purchased in prior periods at lower than the current quarter's costs. Last year's resin costs included in cost of sales were purchased in prior periods at higher than the then current quarter's costs. These timing differences resulted in a lower margin than normal last year and a higher margin than normal this year.

     Selling, general and administrative (SG&A) expenses were $6,119,000 compared with $6,760,000 in the second quarter of 1998. The majority of the decrease was caused by last year's approximately $1,000,000 payment of contractually required severance to the Company's former President and CEO who left the Company in April 1998. Increases in second quarter 1999 SG&A were in the Company's U.S. operations and were related to the implementation of the enterprise resource planning system and an expansion of the Company's marketing program.

     Interest expense was $145,000 less than last year primarily due to a decrease in outstanding debt resulting from scheduled repayments.

     Other income was $100,000 less than last year primarily due to swings in foreign exchange gains and losses. Second quarter 1999 foreign exchange losses were $71,000 compared to a gain of $47,000 in 1998.

     The quarterly expense for income taxes was $2,163,000 compared with $444,000 in the same period last year. The tax benefit for both periods was recorded at the statutory rates adjusted for certain nondeductible expenses.

Year-to-Date:

     For the six months ended June 30, 1999, sales and operating revenue was $74,517,000 compared with $80,955,000 for the same period last year. This 8% decrease in sales and operating revenue from last year was primarily the result of 8% fewer units shipped. U.S. sales and operating revenue was $37,960,000, 5% lower than for the same period last year. U.S. volume was 4% higher and the overall weighted value per unit was 9% lower due to a change in the mix of products sold with installation services. Foreign sales and operating revenue was $36,557,000 this period, 11% less than last year. Foreign volume was off 18%, primarily due to lower activity in the South American mining industry following declines in mineral prices. However, the overall weighted value per unit was up 8% as the Company performed more installation activities per unit thereby offsetting the lower volume. A decrease in the US dollar value of the Company's German Deutsche Mark and British Pound functional currency sales resulted in approximately $1,000,000 of the lower foreign sales.

     Gross profit for the period was $15,053,000, 9% better than the prior year. While units shipped were down 8%, gross profit margin, as a percentage of sales and operating revenue, increased to 20% from 17% last year. This increase was primarily due to year-on-year changes in resin costs and increased sales of value-added products and services.

     Selling, general and administrative (SG&A) expenses were $12,507,000 compared with $12,451,000 in 1998. Last years SG&A expense included approximately $1,000,000 of contractually required severance to the Company's former President and CEO who left the Company in April 1998. Increases in SG&A came from the Company's U.S. operations and were related to the implementation of the enterprise resource planning system and an expansion of the Company's marketing program.

     Interest expense was $237,000 less than last year primarily due to a decrease in outstanding debt resulting from scheduled repayments.

     Other income was $48,000 less than last year primarily due to swings in foreign exchange gains and losses. Foreign exchange losses in the current period were $43,000 compared to gains of $18,000 in the prior year.

     The year-to-date expense for income taxes was $421,000 compared with a benefit of $212,000 in the same period last year. The tax benefit for both periods was recorded at the statutory rates adjusted for certain nondeductible expenses.


LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1999, the Company had working capital of $54,129,000, including cash and temporary investments of $8,652,000. The Company's cash, inventory and receivable balances fluctuate from quarter-to-quarter due to the seasonality of sales. The Company's capital structure consisted of $32,137,000 in debt and $89,711,000 in stockholders' equity as of June 30, 1999.

     The Company has a $35,000,000 multi-currency revolving credit facility (the "Revolver") with Bank of America, formerly NationsBank of Texas, as agent, that was amended to extend the credit commitment date to September 30, 1999. The Company is in discussions with its banks to modify and extend the commitment and has no reason to believe the facility will not be renewed. Under the terms of the revolving credit agreement, the Company is required to maintain certain financial ratios and a specific level of consolidated tangible net worth. At June 30, 1999, there was no balance outstanding on the Revolver, but $975,000 in letters of credit issued under this facility reduced the balance available to $34,025,000. The letters of credit issued under this facility secure self-insurance programs.

     The Company believes that its cash balance, cash generated by operations and the balance expected to be available under the Revolver will be adequate to meet its cash requirements over the next year.

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

     The Company's foreign subsidiaries routinely accept contracts in currencies different than their functional currency. The Company recognizes that such practices are subject to the risk of foreign currency fluctuations not present in U.S. operations. Foreign exchange gains and losses to date have not been material to the Company's operations as a whole. The creation of the European Monetary Union and the adoption of the Euro currency is not expected to have a significant effect on the Company's operations.

     The Company recently installed the JDEdwards suite of systems to replace all U.S. legacy operating systems as part of a program to improve its customer service and general administrative efficiency. The initial implementation of this enterprise resource planning system was made in the first quarter of 1999. The Company's German operation has installed a new financial operating system as well. The Company's world-wide cost of these new systems, which are year 2000 compliant, is estimated to be approximately $5.0 million with $4.1 million spent through June 30, 1999. The systems in use at the Company's other foreign operations are year 2000 compliant.

     The Company has conducted a review of its other administrative, manufacturing and installation systems and has received assurances from its vendors that their systems are year 2000 compliant. The Company is in the process of evaluating the year 2000 status of its major customers and suppliers and believes that all significant customers and suppliers should be compliant by the end of 1999. The Company believes that any non-compliant situations can be handled by the company without any major disruption of service or revenues.

     Since the Company has nearly completed the replacement of year 2000 non-compliant systems, no specific contingency plans have been made regarding its operations and systems. The Company uses at least two suppliers for its primary raw materials in each operational area. Accordingly, the Company believes any major interruption in raw materials supply due to year 2000 issues would be unlikely.

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

     The Company has experienced raw material price increases in the first half of 1999 and has been notified of more price increases later in the year. As the Company has a number of fixed price contracts, these raw material price increases may lower the Company's gross profit margin in later quarters. The Company is attempting to increase its prices on all new orders to offset the effect of these raw material price increases.


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

SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  GUNDLE/SLT ENVIRONMENTAL, INC.




DATE   JULY 31 , 1999                     BY /s/ ROGER J. KLATT
                                                 ROGER J. KLATT,
                                                 EXECUTIVE VICE PRESIDENT &
                                                 CHIEF FINANCIAL OFFICER