Form 10-Q
period 1999-09-30
GUNDLE SLT ENVIRONMENTAL INC
filed 1999-11-10
CIK 805023

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                                     of the
                         SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended SEPTEMBER 30, 1999          Commission File Number 1-9307


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

Yes [X]    No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.


            CLASS                      OUTSTANDING AT NOVEMBER 2, 1999
Common stock, par value $.01                    12,865,356

                         GUNDLE/SLT ENVIRONMENTAL, INC.

                                      INDEX

                                                                       PAGE
                                                                       ----
PART I - FINANCIAL INFORMATION

      Condensed Consolidated Balance Sheets as of
      September 30, 1999 (Unaudited) and
      December 31, 1998 .............................................    3

      Consolidated Statements of Income
      For the Three and Nine Months Ended
      September 30, 1999 and 1998 (Unaudited) .......................    4

      Consolidated Statements of Cash Flows
      For the Nine Months Ended September 30, 1999
      and 1998 (Unaudited) ..........................................    5

      Notes to Condensed Consolidated Financial
      Statements ....................................................    6

      Management's Discussion and Analysis of Results
      of Operations and Financial Condition .........................    8


PART II - OTHER INFORMATION .........................................   12

                         GUNDLE/SLT ENVIRONMENTAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)


                                                             SEPTEMBER 30        DECEMBER 31,
                                                                 1999                1998
                                                             ------------        ------------
                                                              (UNAUDITED)
ASSETS
CURRENT ASSETS:
  CASH AND CASH EQUIVALENTS ............................      $  11,834            $  29,399
  ACCOUNTS RECEIVABLE, NET .............................         69,425               46,517
  CONTRACTS IN PROGRESS ................................          5,389                1,884
  INVENTORY ............................................         17,947               18,562
  DEFERRED INCOME TAXES ................................          4,584                5,609
  PREPAID EXPENSES AND OTHER ...........................          1,315                1,039
                                                              ---------            ---------

        TOTAL CURRENT ASSETS ...........................        110,494              103,010

PROPERTY, PLANT AND EQUIPMENT, NET .....................         33,279               34,838
EXCESS OF PURCHASE PRICE OVER FAIR VALUE
  OF NET ASSETS ACQUIRED, NET ..........................         25,679               26,868
OTHER ASSETS ...........................................          5,328                4,604
                                                              ---------            ---------

                                                              $ 174,780            $ 169,320
                                                              =========            =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES .............      $  39,095            $  32,486
  ADVANCE BILLINGS ON CONTRACTS
   IN PROGRESS .........................................          2,263                1,861
  CURRENT PORTION OF LONG-TERM DEBT ....................          5,345                5,366
  INCOME TAXES PAYABLE .................................          3,010                3,192
  DEFERRED INCOME TAXES ................................            612                  536
                                                              ---------            ---------

        TOTAL CURRENT LIABILITIES ......................         50,325               43,441

LONG-TERM DEBT .........................................         26,724               32,048
DEFERRED INCOME TAXES ..................................          2,382                2,491
OTHER LIABILITIES ......................................          1,000                1,547

STOCKHOLDERS' EQUITY:
  PREFERRED STOCK, $1.00 PAR VALUE, 1,000,000 SHARES
    AUTHORIZED, NO SHARES ISSUED OR
    OUTSTANDING ........................................           --                   --
  COMMON STOCK, $.01 PAR VALUE, 30,000,000
    SHARES AUTHORIZED, 18,096,211 AND 18,092,336 SHARES
    ISSUED .............................................            181                  181
  ADDITIONAL PAID-IN CAPITAL ...........................         69,356               69,374
  RETAINED EARNINGS ....................................         55,559               50,370
  ACCUMULATED OTHER COMPREHENSIVE INCOME ...............          1,089                  832
  UNEARNED COMPENSATION ................................            (70)                (130)
                                                              ---------            ---------
                                                                126,115              120,627
  TREASURY STOCK AT COST, 5,201,146 and 4,964,689 SHARES        (31,766)             (30,834)
                                                              ---------            ---------

        TOTAL STOCKHOLDERS' EQUITY .....................         94,349               89,793
                                                              ---------            ---------
                                                              $ 174,780            $ 169,320
                                                              =========            =========


                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
               THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                         GUNDLE/SLT ENVIRONMENTAL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
              (AMOUNTS IN THOUSANDS EXCEPT EARNINGS PER SHARE DATA)
                                   (UNAUDITED)


                                         THREE MONTHS ENDED              NINE MONTHS ENDED
                                            SEPTEMBER 30,                   SEPTEMBER 30,
                                     -------------------------       -------------------------

                                        1999            1998            1999            1998
                                     ---------       ---------       ---------       ---------
SALES AND OPERATING REVENUE ...      $  61,389       $  57,086       $ 135,906       $ 138,041
COST OF PRODUCTS & SERVICES ...         47,093          45,108         106,557         112,204
                                     ---------       ---------       ---------       ---------

GROSS PROFIT ..................         14,296          11,978          29,349          25,837

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES .....          5,800           6,098          18,308          18,548
AMORTIZATION OF GOODWILL ......            343             348           1,027           1,035
                                     ---------       ---------       ---------       ---------

OPERATING INCOME ..............          8,153           5,532          10,014           6,254

OTHER (INCOME) EXPENSES:
  INTEREST EXPENSE ............            583             824           2,170           2,649
  INTEREST INCOME .............           (139)           (206)           (760)           (757)
  OTHER (INCOME) EXPENSE, NET..           (235)            (71)           (342)           (129)
                                     ---------       ---------       ---------       ---------

INCOME BEFORE INCOME TAXES ....          7,944           4,985           8,946           4,491

PROVISION FOR INCOME TAXES ....          3,337           2,143           3,757           1,931
                                     ---------       ---------       ---------       ---------

NET INCOME ....................      $   4,607       $   2,842       $   5,189       $   2,560
                                     =========       =========       =========       =========

BASIC AND DILUTED EARNINGS
   PER COMMON SHARE ...........      $    0.36       $    0.22       $    0.40       $    0.19
                                     =========       =========       =========       =========

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING .........         12,907          13,218          12,984          13,253
                                     =========       =========       =========       =========


                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
               THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                         GUNDLE/SLT ENVIRONMENTAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)


                                                                           NINE MONTHS ENDED
                                                                              SEPTEMBER 30
                                                                  ---------------------------------

                                                                    1999                     1998
                                                                  --------                 --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME .................................................    $  5,189                 $  2,560
  ADJUSTMENTS TO RECONCILE NET INCOME TO CASH
    PROVIDED BY (USED IN) OPERATING ACTIVITIES:
    DEPRECIATION .............................................       6,105                    5,328
    AMORTIZATION .............................................       1,100                    1,001
    DEFERRED INCOME TAXES ....................................         236                     (972)
    GAIN ON SALE OF ASSETS ...................................         (98)                     (35)
    INCREASE (DECREASE) IN CASH DUE TO
      CHANGES IN ASSETS AND LIABILITIES:
      ACCOUNTS RECEIVABLE ....................................     (23,390)                  (3,461)
      CONTRACTS IN PROGRESS ..................................      (3,576)                  (2,730)
      INVENTORY ..............................................         269                    3,478
      ACCOUNTS PAYABLE AND ACCRUED LIABILITIES ...............       6,927                   (7,654)
      ADVANCE BILLINGS ON CONTRACTS IN PROGRESS ..............         425                      (94)
      INCOME TAXES PAYABLE ...................................         443                    1,423
      OTHER ..................................................         164                     (350)
                                                                  --------                 --------

      NET CASH PROVIDED BY(USED IN)OPERATING ACTIVITIES ......      (6,206)                  (1,506)
                                                                  --------                 --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  ADDITIONS TO PROPERTY, PLANT AND EQUIPMENT .................      (5,241)                  (5,166)
  PROCEEDS FROM SALE OF EQUIPMENT ............................         222                      215
  OTHER ......................................................           0                        0
                                                                  --------                 --------

      NET CASH USED IN INVESTING ACTIVITIES ..................      (5,019)                  (4,951)
                                                                  --------                 --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  REPURCHASE OF COMMON STOCK .................................        (932)                    (106)
  PROCEEDS FROM THE EXERCISE OF STOCK OPTIONS AND
    PURCHASES UNDER THE EMPLOYEE STOCK PURCHASE PLAN .........          14                       25
  RETIREMENT OF LONG-TERM DEBT ...............................      (5,217)                  (5,380)
                                                                  --------                 --------

      NET CASH PROVIDED BY(USED IN) FINANCING ACTIVITIES .....      (6,135)                  (5,461)
                                                                  --------                 --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH ......................        (205)                     148
                                                                  --------                 --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .........     (17,565)                 (11,770)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD .........      29,399                   24,844
                                                                  --------                 --------

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD ...............    $ 11,834                 $ 13,074
                                                                  ========                 ========

CASH PAID FOR INTEREST .......................................    $  2,480                 $  2,766
                                                                  ========                 ========

CASH PAID FOR INCOME TAXES ...................................    $  2,548                 $  2,082
                                                                  ========                 ========


                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
               THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                         GUNDLE/SLT ENVIRONMENTAL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1)  Basis of Presentation -

  General -

      The accompanying unaudited, condensed consolidated financial statements have been prepared by the Registrant ("Gundle/SLT Environmental, Inc." or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of such financial statements for the periods indicated. Certain information relating to the Company's organization and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted in this Form 10-Q pursuant to Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission. However, the Company believes that the disclosures herein are adequate to make the information presented not misleading. The results for the three and nine months ended September 30, 1999, are not necessarily indicative of future operating results. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

(2)  Inventory -

      Inventory is stated at the lower of cost or market. Cost, which includes material, labor and overhead, is determined by the weighted average cost method, which approximates the first in, first out cost method. Inventory consisted of the following (000's):

                                    September 30,      December 31,
                                        1999               1998
                                    ------------       -----------

Raw materials and supplies ........   $ 4,377            $ 4,207
Finished goods ....................    13,570             14,355
                                      -------            -------

                                      $17,947            $18,562
                                      =======            =======

 (3)  Income Taxes -

      The Company's provision for income taxes is recorded at the statutory rates adjusted for the effect of any permanent differences.

(4)   Equity -

      In September 1998, the Company announced a stock repurchase program, which authorizes the repurchase of up to 1,000,000 shares of its common stock. As of September 30, 1999, the company had repurchased 301,457 shares of common stock at prices ranging from $2.50 to $4.50 per share under this program. All of these transactions were funded with the Company's available cash. At September 30, 1999, the Company had 12,895,065 shares outstanding.

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

During the third quarter of 1999 and 1998, other comprehensive income (losses), representing foreign currency translation adjustments amounted to $93,000 and $322,000 respectively. For the nine months ended September 30, 1999 and 1998, total conprehensive income(losses), representing foreign currency translation adjustments amounted to $257,000 and ($320,000) respectively.

(6)  Derivative Financial Instruments -

     Effective October 18, 1996, the Company swapped $10,000,000 in long-term debt with an annual interest rate of 7.34% for 15,380,000 Deutsche Mark (DM) denominated long-term debt with an annual interest rate of 6.32%, effectively hedging a portion of its net investment in Germany. The DM swap agreement requires the Company to re-exchange 3,076,000 DM for $2,000,000 each August 1 for the five year period beginning August 1, 2001. The DM swap is marked to market as the U.S. dollar/DM exchange rate changes. These adjustments are included as a component of accumulated other comprehensive income in shareholders' equity. Interest payments and receipts are semi-annual on February 1 and August 1. The DM interest payment is also subject to exchange rate fluctuations as is the US Dollar interest expense.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Quarter:

            For the three months ended September 30, 1999, sales and operating revenue was $61,389,000 compared with $57,086,000 for the same period last year. This 8% increase in sales and operating revenue from last year was impacted by 7% higher per unit revenue. U.S. sales and operating revenue was $36,815,000, 16% higher than for the same period last year. U.S. volume was 2% higher and overall weighted value per unit was 14% higher resulting from a change in the mix of products sold with installation services. Foreign sales and operating revenue was $24,574,000 this quarter, 3% lower than the same period last year. Foreign volume was off 2%. The overall weighted value per unit was up 1%. A decrease in the US dollar value of the Company's German Deutsche Mark and British Pound functional currency sales resulted in approximately $800,000 of the lower foreign sales.

      Gross profit for the quarter was $14,296,000, 19% better than the prior year. Gross profit margin, as a percentage of sales and operating revenue, increased to 23% from 21% last year. This increase was primarily due to decreases in resin costs and increased sales of products with value-added services. This year's resin costs included in cost of sales were purchased in prior periods at lower than the current quarter's costs. Last year's resin costs included in cost of sales were purchased in prior periods at higher than the then current quarter's costs. These timing differences resulted in a lower margin than normal last year and a higher margin than normal this year.

     Selling, general and administrative (SG&A) expenses were $5,800,000 compared with $6,098,000 in the third quarter of 1998. Decreases in third quarter 1999 SG&A were in the Company's U.S. operations and were lowered by the implementation of the enterprise resource planning system earlier in the year. The reorginization of the Company's European operations at the beginning of 1999 also contributed to this reduction in expenses.

            Interest expense was $241,000 less than last year primarily due to a decrease in outstanding debt resulting from scheduled repayments.

      Other income was $164,000 more than last year primarily due to an increase in gains on the sale of assets.

      The quarterly expense for income taxes was $3,337,000 compared with $2,143,000 in the same period last year. The tax benefit for both periods was recorded at the statutory rates adjusted for certain nondeductible expenses.

Year-to-Date:

            For the nine months ended September 30, 1999, sales and operating revenue was $135,906,000 compared with $138,041,000 for the same period last year. This 2% decrease in sales and operating revenue from last year was primarily the result of 4% fewer units shipped. U.S. sales and operating revenue was $74,775,000, 5% higher than for the same period last year. U.S. volume was 3% higher and the overall weighted value per unit was 1% higher due to a change in the mix of products sold with installation services. Foreign sales and operating revenue was $61,131,000 this period, 8% less than last year. Foreign volume was off 12%, primarily due to lower activity in the South American mining industry following declines in mineral prices. However, the overall weighted value per unit was up 5% as the Company performed more installation activities per unit thereby offsetting the lower volume. A decrease in the US dollar value of the Company's German Deutsche Mark and British Pound functional currency sales resulted in approximately $1,200,000 of the lower foreign sales.

      Gross profit for the period was $29,349,000, 14% better than the prior year. While units shipped were down 4%, gross profit margin, as a percentage of sales and operating revenue, increased to 22% from 19% last year. This increase was primarily due to year-on-year changes in resin costs and increased sales of products with value-added services.

      Selling, general and administrative (SG&A) expenses were $18,308,000 compared with $18,548,000 in 1998. Last years SG&A expense included approximately $1,000,000 of contractually required severance to the Company's former President and CEO who left the Company in April 1998. Decreases in expenses were caused by the implementation of the enterprise resource planning system in the US and the reorginization of the Company's European operation at the beginning of 1999.

            Interest expense was $479,000 less than last year primarily due to a decrease in outstanding debt resulting from scheduled repayments.

      Other income was $213,000 less than last year primarily due to an increase in gains on sales of assets in the US.

      The year-to-date expense for income taxes was $3,757,000 compared with $1,931,000 in the same period last year. The tax benefit for both periods was recorded at the statutory rates adjusted for certain nondeductible expenses.


LIQUIDITY AND CAPITAL RESOURCES

      At September 30, 1999, the Company had working capital of $60,169,000, including cash and temporary investments of $11,834,000. The Company's cash, inventory and receivable balances fluctuate from quarter-to-quarter due to the seasonality of sales. The Company's capital structure consisted of $32,069,000 in debt and $94,349,000 in stockholders' equity as of September 30, 1999.

      On September 27, 1999, the Company amended its credit facility (the "Revolver") with Bank of America, formerly NationsBank of Texas, as agent. The amendment included changing the facility from $35,000,000 to $25,000,000 (at the Company's request) and extending the credit commitment date to September 30, 2002. Under the terms of the revolving credit agreement, the Company is required to maintain certain financial ratios and a specific level of consolidated net worth. At September 30, 1999, there was no balance outstanding on the Revolver, but $975,000 in letters of credit issued under this facility reduced the balance available to $24,025,000. The letter of credit issued under this facility secures self-insurance programs.

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

   The Company recently installed the JDEdwards suite of systems to replace all U.S. legacy operating systems as part of a program to improve its customer service and general administrative efficiency. The initial implementation of this enterprise resource planning system was made in the first quarter of 1999. The Company's German operation has installed a new financial operating system as well. The Company's world-wide cost of these new systems, which are year 2000 compliant, is estimated to be approximately $5.2 million with $5.0 million spent through September 30, 1999. The systems in use at the Company's other foreign operations are year 2000 compliant.

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

      The Company has experienced raw material price increases in the first nine months of 1999 and has been notified of more price increases later in the year. As the Company has a number of fixed price contracts, these raw material price increases is expected to lower the Company's gross profit margin in later quarters. The Company is attempting to increase its prices on all new orders to offset the effect of these raw material price increases.



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


PART II - OTHER INFORMATION

None


PART IV - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPROTS ON FORM 8-K

(a)   (3) EXHIBITS

Exhibit No.

10-M - Amendment dated September 27, 1999, to the Credit Facility between the Company and Bank of America

SIGNATURE


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   GUNDLE/SLT ENVIRONMENTAL, INC.




DATE  NOVEMBER 9, 1999                         BY /s/ ROGER J. KLATT
                                                      ROGER J. KLATT,
                                                      EXECUTIVE VICE PRESIDENT &
                                                      CHIEF FINANCIAL OFFICER