Form 10-K405
period 1999-12-31
GUNDLE SLT ENVIRONMENTAL INC
filed 2000-03-14
CIK 805023

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-K

(Mark One)
{X} Annual Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 1999

{ } Transition report pursuant to section 13 or 15(d) of the Securities Act of 1934

                         Commission File Number 1-9307

                        Gundle/SLT Environmental, Inc.
            (Exact name of registrant as specified in its charter)

             Delaware                             22-2731074
 (State or other Jurisdiction of       (I.R.S. Employer Identification
  Incorporation or Organization)                     No.)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Based upon the February 22, 2000 New York Stock Exchange Closing price of $3.1875 per share the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $24,953,000. All share amounts included herein have been restated to reflect all previous stock splits.

The number of shares outstanding of the issuer's common stock, $.01 par value, as of February 22, 2000, was 12,480,314 shares.

The Registrant's proxy statement to be filed in connection with the Registrant's 2000 Annual Meeting of Stockholders is incorporated by reference into Part III of this report.

                          1999 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
                                     PART I

 Item 1.  Description of Business                                            1
 Item 2.  Properties                                                         6
 Item 3.  Legal Proceedings                                                  8
 Item 4.  Submission of Matters to a Vote of Security Holders                8

                                    PART II

 Item 5   Market for the Registrant's Common Equity and Related
           Stockholder Matters                                               8
 Item 6.  Selected Financial Data                                            8
 Item 7.  Management's Discussion and Analysis of Results of Operations
          and Financial Condition                                            9
 Item 7A. Quantitative and Qualitative Disclosure about Market Risk         11
 Item 8.  Consolidated Financial Statements and Supplementary Data          12
 Item 9.  Changes in and Disagreements With Accountants on Accounting
          and Financial Disclosure                                          30

                                    PART III

 Item 10. Directors and Executive Officers of the Registrant                30
 Item 11. Executive Compensation                                            30
 Item 12. Security Ownership of Certain Beneficial Owners and Management    30
 Item 13. Certain Relationships and Related Transactions                    30

                                    PART IV

 Item 14. Exhibits, Financial Statement Schedules and Reports on Form
           8-K                                                              30

                               1999 ANNUAL REPORT
                                    FORM 10K

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

  The Company's products are installed by independent third parties and by the Company's full-time field personnel, who are organized into close-knit construction crews. Crewmembers are extensively trained in hot wedge and extrusion welding techniques. Using the latest equipment, these crews install liners in the field to make one continuous, seamless containment system. The use of an extensive weld-seam quality assurance testing program, combined with our manufacturing quality control program and high quality resin, enables the Company to offer what it believes are the highest quality products and services.

ACQUISITION

  The Company, in August 1999, expanded its sales operations into the Far East/Pacific Rim countries by forming and staffing a limited private liability company in Thailand. This new company has acquired the assets of a well-established geosynthetic manufacturing company in the Kingdom of Thailand. This 24 million pound manufacturing facility will allow the Company to focus on increasing sales in the Far East and the Peoples Republic of China.

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

  The Company's primary product is a smooth-finish, high density polyethylene-HDPE-liner. The sale and installation of this product in 1999, 1998, and 1997 accounted for approximately 54%, 56%, and 60% of total sales. Its HDPE liner products come in thickness ranges from 20 to 240 mil (one mil equals 1/1000th of an inch), and seamless widths up to 34.5 feet. Liner width dictates how many seams are required during installation, and seaming represents the major technical difficulty for liner installers. The fewer the number of seams, the less labor involved, and the less testing required.

  The Company manufactures very flexible polyethylene (VFPE) sheet products (GSE UltraFlex(R)) from low-density resin. VFPE products are finding greater use in landfill caps, mining heap leach pads, and floating covers where greater flexibility is desired. Both VFPE and HDPE products are available with texturing for use on sloping terrain, or where a high friction angle is required.

  Demand is increasing for products made using the Company's co-extrusion manufacturing capability. This manufacturing process produces products with different layers made of various resin densities that become molecularly integrated such that they cannot delaminate or separate. One of the major products created using this process is GSE White(R), the Company's patented white-surface (reflective) product for use in landfills and waste containment applications. By reflecting radiant heat, the reflective surface reduces the expansion and contraction (wrinkling and bridging) of the liner during installation. Its reflective nature protects subgrade soils from drying out and cracking (desiccation). Under identical exposure conditions, white-surfaced liners recorded temperatures as much as 50% lower than standard black surface liner. The white-surface greatly improves detection of installation damage by revealing scoring and abrasions as black marks exposed against the white surface.

  Using this same co-extrusion technology, the Company received a patent for GSE Conductive(R), its electrically conductive liner. This product incorporates a conductive layer that allows for spark testing of 100% of the surface once the liner is installed. The unique ability to electric spark test the entire surface eliminates the need for flooding the containment system with water for leak detection, which can be expensive and time consuming. This product is finding greater use in waste containment lagoons and landfill sump applications.

  The Company offers different specifications of drainage net (GSE HyperNet(R)) consisting of two sets of HDPE strands intertwined to form a channel along which fluid is conveyed for drainage. This net can be bonded with geotextiles on one or both sides to form GSE FabriNet(R) and GSE FabriCap, the Company's geocomposite products. These products are used as drainage media for primary leachate collection where the soil is placed directly on top of the drainage layer. GSE FabriCap products are specifically designed for landfill capping project applications requiring a load bearing drainage net. The Company has just acquired a license to sell a drainage net and a geocomposite manufactured using three strands of HDPE. These new products will be offered as GSE Triplanar net and composite for use in landfill cell expansions where higher load bearing characteristics are required, and in landfill capping projects where higher flow rate characteristics are needed.

  Another product manufactured and offered by the Company is its patented geosynthetic clay liner (Gundseal(R)) that combines HDPE liners with highly expansive sodium bentonite clay. The sodium bentonite clay is adhered directly to the liner, and has demonstrated its primary function of sealing small punctures accidentally made in the overlaying liner. When hydrated, the bentonite material is itself a highly impermeable liner taking the place of up to three feet of compacted clay ordinarily required as a subgrade layer.

  GSE Studliner(R), is fabricated in the Company's facility located in Rechlin, Germany. This product is finding extensive use in tunnels, corrosive containment applications, and protecting concrete piping, pilings, and foundations. The Company fabricates products made from this material for many types of civil engineering applications.

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

RESEARCH AND DEVELOPMENT

  The Company's research and development efforts focus on new products, new quality control procedures, and more efficient manufacturing and installation techniques. Expenditures in 1999 were $1,616,000, compared to $1,845,000 in 1998 and $1,851,000 in 1997.

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

                          SALES BY MARKET APPLICATION
                                 (in thousands)

                                          Year Ended December 31,
                                   ----------------------------------------
                                     1999    %     1998    %     1997    %
                                   -------- ---  -------- ---  -------- ---
Solid Waste Containment            $116,075  65% $117,323  65% $122,681  62%
Mining                               17,371  10    18,341  10    21,844  11
Hazardous Waste Containment          11,042   6    13,891   8    14,765   7
Liquid Containment                   21,765  12    16,650   9    23,059  12
Other Applications                   12,316   7    13,350   8    16,969   8
                                   -------- ---  -------- ---  -------- ---
Total Sales and Operating Revenue  $178,569 100% $179,555 100% $199,318 100%
                                   ======== ===  ======== ===  ======== ===

  Solid Waste Containment. This application includes liners for new landfills, and new cells within existing landfills designed for the disposal or storage of non-hazardous wastes. Included within this definition are products used to cover (cap) lined and unlined landfills. Capping is required to prevent rainwater from creating excessive leachate generation, which may then seep into groundwater in unlined landfills. A secondary benefit derived from capping is the collection of methane gas produced as waste decays.

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

  Liquid Containment. The Company's products are used in a wide range of liquid containment applications including aquaculture ponds, tank linings, irrigation canals, storm water runoff containment, organic waste from pig and cattle feedlot operations and potable water reservoirs.

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

MARKETING AND SALES

  Marketing is a worldwide effort conducted by sales personnel located in the United States, France, Germany, the United Kingdom, Italy, the Netherlands, Thailand, Australia, Egypt, and the United Arab Emirates. The Company's multi-tiered sales efforts are focused on engineers, general contractors, facility owners, state and federal regulators and government officials who are responsible for product specifications and the design and awarding of contracts. A strong network of independent commercial agents, dealers and distributors throughout the world work closely with the Company's sales staff.

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

  The enactment of numerous environmental laws with corresponding regulations has enhanced the market for the Company's products. In the United States, the Resource Conservation and Recovery Act of 1976, as amended (RCRA); Subtitle C-Hazardous Waste Management; and Subtitle D-State or Regional Solid Waste Plans provide the legal framework for the storage, treatment and disposal of hazardous and non-hazardous wastes. Of particular importance to the Company has been the impact of Subtitle D that regulates the disposal of municipal solid waste (MSW) at roughly 2,300 U.S. landfills. State regulations adopted under this title impose strict compliance standards with regard to groundwater protection, which is exactly what the Company's products are designed to provide.

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

  Recently, EPA published regulations covering gypsum waste management generated as a by-product of phosphate mining. Gypsum waste must now be stored on synthetic lined containment systems. The EPA and the state agencies have also adopted regulations controlling the handling and storage of hazardous substances, specifically petroleum products and other chemicals contained in tanks and lagoons. The Company's products are designed and used to directly address these applications.

  Similar environmental laws and regulations exist in other countries, particularly in the European Community, Japan and the Americas. As the world's populations increase and industrial development continues, the demand for enforcement of existing laws and the adoption of new laws to protect valuable natural resources will increase. The focus of current law is on those projects involving intensive water use and activities that have an impact on groundwater quality. These activities include agricultural irrigation, animal feedlots and compounds, aquaculture facilities, industrial storm water runoff containment areas, canals, mining leach pads and tunnels.

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

  During the years 1999, 1998, and 1997, no single customer accounted for more than 10% of the Company's net sales. In those same years, 54%, 52% and 52% of the Company's net sales were to customers in the United States. The Company believes that the loss of any one customer would not have a material adverse effect on the Company's financial position or results of operations.

BACKLOG

  As of December 31, 1999, the Company's backlog was $44.4 million compared to $60.6 million at December 31, 1998. The Company anticipates that the majority of the value of construction contracts and customer purchase orders included in backlog at December 31, 1999 will be completed or filled prior to the end of 2000, subject to weather and other construction related delays. Contracts and commitments for products and services are occasionally varied, modified, or cancelled by mutual consent.

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

  Competition is based on the performance of the lining systems, installation capacity and pricing. As a full service company that manufactures, sells and installs a full range of geosynthetic products, the Company believes that it maintains its position within the market because of the quality and performance of its products and installation services. The combining of its financial strength with its full service program enables the Company to remain competitive. Pricing remains very competitive with over-capacity in the industry driving margins downward. Two of the larger competitors in the United States merged in late 1999, and the impact of that merger in the marketplace will be more fully understood in the year 2000. One new competitor commenced production of HDPE liner in Taiwan in 1999. The appearance of new competitors in a slow growth market demonstrates a lack of barriers to entry into this market.

EMPLOYEES

  The Company had a total of 788 employees as of December 31, 1999, with 579 employed in the United States. During peak construction periods, the Company's workforce increases in all locations. In the off-season construction period, the Company maintains a nucleus of experienced employees somewhat below the peak season staffing levels. Some of the Company's full-time employees in foreign locations are unionized, but the Company has never experienced a strike or lockout. The Company believes its employee relations are satisfactory.

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

PATENTS AND PROPRIETARY INFORMATION

  The Company has received patents from the U.S. Patent and Trademark Office for its GSE White, GSE Conductive and GSE CurtainWall products, as well as its FrictionFlex texturing process. Certain of these patents are either registered or in the process of being registered in select foreign countries. It has registered its new trademark and logo ("GSE") with the same patent office and is in the process of registering this trademark in select foreign countries. The Company has other patents, license-to-use patents (such as GundSeal), and pending applications. Although in the aggregate GSE's patents are important in the operation of its businesses, the loss, by expiration or otherwise, of any one patent or group of patents would not materially effect its business.

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

GERMANY

  GSE Lining Technology GmbH headquartered in Hamburg, Germany, manages the Company's European operations. Its manufacturing facility is located in Rechlin, Germany, on 8.2 acres owned by the Company. From this location, the Company supplies its customers with products manufactured on a flat cast extrusion line and two texturing lines. Operating at the same facility is a fabrication department involved in fabricating products from the Company's StudLiner sheeting. The Company's staff in Hamburg can help its customers in 21 languages.

UNITED KINGDOM

  The Company's operations in the United Kingdom are carried out by its subsidiary, GSE Lining Technology Ltd., operating at a .75 acre leased facility in Soham, England, just north of London. This location has 2,500 square feet of office space and 10,652 square feet of manufacturing facilities. Its products are manufactured on a round die extrusion line located on this site. The Company's administrative, sales, and installation service personnel are housed at this location. This facility manufacturers both polyethylene and polypropylene geomembrane products.

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

  Sales activities for the Company in Asia are conducted by GSE Lining Technology Company Ltd. located in leased office space in Bangkok, Thailand. All inquiries from customers, engineering firms and construction companies from Far East countries about the Company's products and services are directed through this office.

ITEM 3. LEGAL PROCEEDINGS.

  For information about various legal proceedings involving the Company, see
Note 17 of the Notes to Consolidated Financial Statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  Not applicable.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

  The common stock of the Company trades on the New York Stock Exchange under the symbol GSE. The following table shows the quarterly range of high and low sale prices for the stock through December 31, 1999.

                   Year Ended
                  December 31,
                --------------------------------
                  1999               1998
                -------------      -------------
                High      Low      High      Low
                ----      ---      ----      ---
First Quarter    4 7/16    2 3/4    6 1/8     5 1/4
Second Quarter   4 1/4     3 1/8    5 13/16   4 1/4
Third Quarter    4 15/16   3        4 11/16   2 1/2
Fourth Quarter   4 1/2     2 15/16  4 1/4     3 1/8

  The approximate number of record holders of the Company's common stock at February 18, 2000, was 318. Management estimates that the aggregate number of beneficial holders exceeds 2,000.

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

ITEM 6. SELECTED FINANCIAL DATA.
(in thousands, except per share amounts)

                                             Year Ended December 31,
                                   --------------------------------------------
                                     1999     1998     1997     1996     1995
                                   -------- -------- -------- -------- --------
INCOME STATEMENT DATA:
 Sales and operating revenue       $178,569 $179,555 $199,318 $209,372 $248,063
 Gross profit                        35,921   34,928   36,101   49,871   47,690
 Nonrecurring charges                    --       --       --       --   15,270
 Operating income                     9,904    8,918   10,613   22,562    3,727
 Interest expense, net                1,716    2,357    2,191    3,230    5,350
 Income (loss) before income taxes    8,461    6,932    7,846   20,080   (1,296)
 Net income (loss)                    4,907    4,020    4,550   11,646   (2,231)
 Basic and diluted earnings (loss)
  per common share                      .38      .30      .29      .67     (.13)
BALANCE SHEET DATA:
 Working capital                   $ 60,715 $ 59,569 $ 60,461 $ 86,585 $ 79,546
 Total assets                       161,697  169,320  177,961  204,046  196,021
 Total debt                          31,360   37,414   43,395   49,740   55,573
 Stockholders' equity                93,271   89,793   86,110  109,513   97,550

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

RESULTS OF OPERATIONS

 General

  On January 23, 1997, the Company purchased 2,071,656 shares of its common stock at a price of $7.00 per share for a total cost of $14,502,000. On December 16, 1997, the Company purchased 2,200,000 shares of its common stock at a price of $5.40 per share for a total cost of $11,880,000. Both of these transactions were funded from the Company's available cash. The Company has repurchased 394,357 shares of its common stock in open market transactions since September 1998, under a 1,000,000 share repurchase program. At December 31, 1999, the Company had 12,768,630 shares outstanding.

 Year Ended December 31, 1999, Versus Year Ended December 31, 1998

  The Company's net sales and operating revenue of $178,569,000 decreased $986,000, or less than 1%, in 1999 from the $179,555,000 reported in 1998. The decrease was primarily the result of changes in the US dollar value of foreign entities functional currencies that caused 1999 sales to decrease 3% compared to 1998. Product prices were about the same in 1999 as 1998. 1999's net sales and operating revenue were enhanced by 48% of the revenue stream from products sold with added value installation services vs. 46% in 1998. Sales to the North American market were $96,551,000 in 1999 compared with $94,900,000 in 1998. North American unit sales and unit prices were up 1% from 1998. Sales to foreign markets were $82,018,000 in 1999 compared with $84,655,000 in 1998. Decreases in foreign exchange rates caused $2,100,000 of the drop. Sales, in units, in foreign markets were down 2% from 1998.

  Gross profit was $35,921,000 in 1999 compared to $34,928,000 in 1998. This 3%
increase of $993,000 was primarily caused by improved margins as units shipped were down 1%. Gross profit margin improved to 20% of sales in 1999 from 19% of sales in 1998. While 1999 selling prices of products were virtually the same as 1998's, lower resin cost and improved installation service margins caused improvements in the gross margin.

  Selling, general and administrative expenses of $24,649,000 were $18,000 higher in 1999 than in 1998. 1998 expenses included approximately $1,000,000 severance paid to the former President and CEO. Excluding this one-time expense, selling, general and administrative expenses would have been up by $1,000,000. Expenses were down in the Company's foreign operating units by almost $300,000 caused primarily by the change in foreign exchange rates. The increase came from the U.S. operations and was primarily related to amortization of the cost of the Company's new ERP system.

  Interest expense was $657,000 lower in 1999 than in 1998. This reduction was the result of a lower level of average debt outstanding. During 1999 the company repaid $5,000,000 of its 11.17% interest rate debt and reduced debt in Germany by $924,000.

  Foreign exchange losses of $16,000 were recorded in 1999 compared with foreign exchange gains of $209,000 in 1998. Last year's gains were primarily the result of the improved value of the German Deutsche Mark. These gains and losses result from the Company's foreign operating units entering into sales and purchases in currencies other than their functional currency.

  The Company recorded Other Income of $289,000 in 1999 compared with Other Income of $162,000 in 1998. In 1999 there was a decrease of approximately $211,000 in income from the Company's Egyptian joint ventures compared to 1998.

  The Company's provision for income taxes was $3,554,000 in 1999 compared with $2,912,000 in 1998. The tax provision in both years was provided at statutory rates adjusted for permanent differences.

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

LIQUIDITY AND CAPITAL RESOURCES

  At December 31, 1999, the Company had working capital of $60,715,000 of which $16,873,000 was cash and cash equivalents. The Company's cash, inventory and receivable balances fluctuate from quarter to quarter due to the seasonality of sales. The Company's capital structure consisted of $31,360,000 in debt and $93,271,000 in stockholders' equity at December 31, 1999.

  The Company has a $25,000,000 multi-currency revolving credit facility (the "Revolver") with Bank of America as agent bank. The Revolver, as amended, matures on September 30, 2002, and bears interest, at the Company's option, at the bank's prime rate or LIBOR plus an applicable margin based on the ratio of funded debt to total capitalization. An annual commitment fee of up to 3/8% is payable on any unused portion of the facility. Under the terms of the revolving line of credit agreement, the Company is required to maintain certain financial ratios and a specific level of consolidated tangible net worth. At December 31, 1999, and December 31, 1998, there was no balance outstanding on the Revolver. However, at December 31, 1999, letters of credit issued under this facility totaled $975,000 thereby reducing the balance available to $24,025,000 (see Note 8 of the Notes to Consolidated Financial Statements). The letters of credit issued under this facility secure performance of installation projects and self-insurance programs.

  The Company has credit facilities with two German banks to support its European cash management and bank guarantee requirements in the amount of DM 12,000,000. These revolving credit facilities are secured by property and plant in Germany, which also secures an installment loan and matures in September, 2002, and bears interest at various market rates. These credit facilities are used primarily to guarantee the performance of European installation contracts. At December 31, 1999, the Company had DM 7,162,000 available under these credit facilities with DM 4,838,000 of bank guarantees outstanding.

  The Company has invested approximately $6,000,000 for the purchase of equipment and working capital for its newly formed operations in Thailand. On June 15, 2000, the Company will make a $5,000,000 principal payment on its 11.17% Notes. The Company believes that its cash balance, cash generated by operations and the balance available under the Revolver are adequate to meet any foreseeable cash requirements during 2000.

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

IMPACT OF YEAR 2000

  In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its installation, remediation and testing of systems. As a result of those efforts the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The cost incurred by the Company in the assessment, replacement and installation of Year 2000 systems was approximately $5.0 million. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year to insure that any latent Year 2000 matters that may arise are addressed promptly.

ITEM 7 A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

  The Company's exposure to interest rate market risk is limited to credit facilities that bear interest at the floating rates. As of December 31, 1999, there was no balances outstanding under the Revolvers. A change in interest rates would have no impact on the Company's earnings.

  In connection with sales and installation projects outside of the United States, principally Europe and Australia, the Company may enter into sales or installation contracts that are denominated in currencies different than the subsidiary's functional currency. The Company recognizes that its international operations are subject to the risk of foreign currency fluctuations not present in domestic operations. Currency losses to date have not been material to the Company's operations as a whole. The Company's German operation will primarily take place within the European Union(EU). The exchange rates within the EU are fixed in relation to the Euro, the currency of the EU. The Euro structure will eliminate the currency fluctuations among members of the EU and should eliminate a great deal of the currency risks associated with sales by the Company's German operation.

  The Company routinely enters into fixed price contracts with commencement of performance dates spread throughout the year. Due to the nature of the construction business into which our products are sold, the Company has limited contractual means of passing through resin price increases. The Company believes that it successfully manages this risk by:

  a) setting expiration dates on bids,

  b) negotiating delays in announced resin price increases,

  c) carrying inventory to meet expected demand and

  d) planning and staying informed on economic factors influencing resin prices.

  The Company does not enter into purchase contracts for the future delivery of raw materials.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                        REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
Gundle/SLT Environmental, Inc.

  We have audited the accompanying consolidated balance sheets of Gundle/SLT Environmental, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gundle/SLT Environmental, Inc. and subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                              ERNST & YOUNG LLP

Houston, Texas
January 28, 2000

                         GUNDLE/SLT ENVIRONMENTAL, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                     ASSETS

                                                           December 31,
                                                         ------------------
                                                           1999      1998
                                                         --------  --------
Current assets:
 Cash and cash equivalents                               $ 16,873  $ 29,399
 Accounts receivable:
  Trade, net                                               54,010    45,639
  Other                                                       938       878
 Contracts in progress                                      2,508     1,884
 Inventory                                                 19,733    18,562
 Deferred income taxes                                      4,948     5,609
 Prepaid expenses and other                                   804     1,039
                                                         --------  --------
  Total current assets                                     99,814   103,010
Property, plant and equipment, net                         30,881    34,838
Excess of purchase price over fair value of net assets
 acquired, net                                             25,217    26,868
Other assets                                                5,785     4,604
                                                         --------  --------
                                                         $161,697  $169,320
                                                         ========  ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable and accrued liabilities                $ 29,073  $ 32,486
 Advance billings on contracts in progress                  2,360     1,861
 Current portion of long-term debt                          5,343     5,366
 Income taxes payable                                       2,323     3,192
 Deferred income taxes                                         --       536
                                                         --------  --------
  Total current liabilities                                39,099    43,441
Deferred income taxes                                       1,858     2,491
Long-term debt                                             26,017    32,048
Other liabilities                                           1,452     1,547
Stockholders' Equity:
 Preferred stock, $1.00 par value, 1,000,000 shares
  authorized, no shares issued or outstanding                  --        --
 Common stock, $.01 par value, 30,000,000 shares
  authorized, 18,096,211 and 18,092,336 shares issued         181       181
 Additional paid-in capital                                69,358    69,374
 Retained earnings                                         55,277    50,370
 Unearned compensation                                         --      (130)
 Accumulated other comprehensive income                       627       832
                                                         --------  --------
                                                          125,443   120,627
 Treasury stock at cost, 5,327,581 shares and 4,964,689
   shares                                                 (32,172)  (30,834)
                                                         --------  --------
  Total stockholders' equity                               93,271    89,793
                                                         --------  --------
                                                         $161,697  $169,320
                                                         ========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                         GUNDLE/SLT ENVIRONMENTAL, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)

                                               Year Ended December 31,
                                              ----------------------------
                                                1999      1998      1997
                                              --------  --------  --------
Sales and operating revenue                   $178,569  $179,555  $199,318
Cost of products and services                  142,648   144,627   163,217
                                              --------  --------  --------
Gross profit                                    35,921    34,928    36,101
Selling, general and administrative expenses    24,649    24,631    24,107
Amortization of goodwill                         1,368     1,379     1,381
                                              --------  --------  --------
Operating income                                 9,904     8,918    10,613
Other expenses:
 Interest expense                                2,758     3,415     3,987
 Interest income                                (1,042)   (1,058)   (1,796)
 Foreign exchange (gain) loss                       16      (209)      334
 Other (income) expense, net                      (289)     (162)      242
                                              --------  --------  --------
Income before income taxes                       8,461     6,932     7,846
Provision for income taxes                       3,554     2,912     3,296
                                              --------  --------  --------
Net income                                    $  4,907  $  4,020  $  4,550
                                              ========  ========  ========
Basic and diluted earnings per common share   $   0.38  $   0.30  $   0.29
                                              ========  ========  ========




  The accompanying notes are an integral part of these consolidated financial statements.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)

                                                            Accumulated
                         Common Stock  Additional              Other                  Treasury Stock
                         -------------  Paid-in   Retained Comprehensive   Unearned   ---------------
                         Shares Amount  Capital   Earnings    Income     Compensation Shares  Amount    Total
                         ------ ------ ---------- -------- ------------- ------------ ------ --------  --------
Balance at December 31,
 1996                    17,872  $179   $69,405   $41,800     $3,600       $(1,204)     500  $ (4,267) $109,513
 Net income                  --    --        --     4,550                       --       --        --     4,550
 Cumulative translation
  adjustment                 --    --        --        --     (2,249)           --       --        --    (2,249)
                                                                                                       --------
 Comprehensive Income        --    --        --        --         --            --       --        --     2,301
                                                                                                       --------
 Exercise of stock
  options                    70             488        --         --            --       --        --       488
 Restricted stock grant     139     1         8        --         --           153       35        --       162
 Purchases under the
  Employee Stock
  Purchase Plan               6              28        --         --            --       --        --        28
 Treasury stock
  purchases                                                       --                  4,272   (26,382)  (26,382)
                         ------  ----   -------   -------     ------       -------    -----  --------  --------
Balance at December 31,
 1997                    18,087   180    69,929    46,350      1,351        (1,051)   4,807   (30,649)   86,110
 Net income                  --    --        --     4,020         --            --       --        --     4,020
 Cumulative translation
  adjustment                 --    --        --        --       (519)           --       --        --      (519)
                                                                                                       --------
 Comprehensive Income        --    --        --        --         --            --       --        --     3,501
                                                                                                       --------
 Exercise of stock
  options                    --    --        --        --         --            --       --        --        --
 Restricted stock grant      --    --      (580)       --         --           921       93        --       341
 Purchases under the
  Employee Stock
  Purchase Plan               5     1        25        --         --            --       --        --        26
 Treasury stock
  purchases                  --    --        --        --         --            --       65      (185)     (185)
                         ------  ----   -------   -------     ------       -------    -----  --------  --------
Balance at December 31,
 1998                    18,092   181    69,374    50,370        832          (130)   4,965   (30,834)   89,793
 Net income                  --    --        --     4,907         --            --       --        --     4,907
 Cumulative translation
  adjustment                 --    --        --        --       (205)           --       --        --      (205)
                                                                                                       --------
 Comprehensive Income        --    --        --        --         --            --       --        --     4,702
                                                                                                       --------
 Restricted stock grant      --    --       (30)       --         --           130       34        --       100
 Purchases under the
  Employee Stock
  Purchase Plan               4    --        14        --         --            --       --        --        14
 Treasury stock
  purchases                  --    --        --        --         --            --      329    (1,338)   (1,338)
                         ------  ----   -------   -------     ------       -------    -----  --------  --------
Balance at December 31,
 1999                    18,096  $181   $69,358   $55,277     $  627       $    --    5,328  $(32,172) $ 93,271
                         ======  ====   =======   =======     ======       =======    =====  ========  ========



  The accompanying notes are an integral part of these consolidated financial statements.

                         GUNDLE/SLT ENVIRONMENTAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                      Year Ended December 31,
                                                      -------------------------
                                                       1999     1998     1997
                                                      -------  -------  -------
Cash flows from operating activities:
 Net income                                           $ 4,907  $ 4,020  $ 4,550
 Adjustments to reconcile net income to cash
  provided by (used in) operating activities:
  Depreciation                                          8,186    7,289    7,148
  Amortization of goodwill                              1,368    1,379    1,381
  Amortization of debt issuance costs                      90       58      120
  Amortization of unearned compensation                    39      (34)     164
  Deferred income taxes                                  (369)    (581)    (749)
  Gain on sale of assets                                 (111)      12     (271)
  Equity in Affiliates and Other                         (274)    (600)      --
  Increase (decrease) in cash due to changes in
   assets and liabilities:
   Accounts receivable, net                            (9,677)   7,807   (2,292)
   Costs and estimated earnings in excess of billings
    on contracts in progress                             (768)     415    1,345
   Inventory                                           (1,502)   3,497   (1,434)
   Prepaid expenses and other, net                        (66)     190      856
   Accounts payable and accrued liabilities            (1,597)  (7,487)   7,166
   Advance billings on contracts in progress              544    1,109     (181)
   Income taxes payable                                  (797)     198     (576)
                                                      -------  -------  -------
    Net cash (used in) provided by operating
     activities                                           (27)  17,272   17,227
                                                      -------  -------  -------
Cash flows from investing activities:
 Additions to property, plant and equipment            (5,286)  (6,674)  (3,769)
 Proceeds from the sale of equipment                      264      289      450
 Advances to affiliates and other, net                     --       --     (123)
                                                      -------  -------  -------
   Net cash used for investing activities              (5,022)  (6,385)  (3,442)
                                                      -------  -------  -------
Cash flows from financing activities:
 Repayments of long-term debt                          (5,863)  (5,991)  (5,916)
 Proceeds from the exercise of stock options and
  purchases under the employee stock purchase plan         14       25      486
 Repurchase of common stock                            (1,338)    (185) (26,382)
                                                      -------  -------  -------
    Net cash used by financing activities              (7,187)  (6,151) (31,812)
Effect of exchange rate changes on cash                  (290)    (181)    (251)
                                                      -------  -------  -------
Net increase (decrease) in cash and cash equivalents  (12,526)   4,555  (18,278)
Cash and cash equivalents at beginning of year         29,399   24,844   43,122
                                                      -------  -------  -------
Cash and cash equivalents at end of year              $16,873  $29,399  $24,844
                                                      =======  =======  =======
Cash paid for interest                                $ 2,934  $ 3,654  $ 4,152
                                                      =======  =======  =======
Cash paid for income taxes                            $ 4,478  $ 3,090  $ 4,764
                                                      =======  =======  =======

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

 Property, plant and equipment --

  Costs of additions and major improvements are capitalized, whereas maintenance and repairs which do not improve or extend the life of the asset are charged to expense as incurred. When items are retired or otherwise disposed of, income is charged or credited for the difference between net book value and proceeds realized thereon. Interest costs incurred in construction of assets are capitalized and depreciated over the useful life of the asset. Depreciation is computed using the straight-line method, based on the estimated useful lives of the assets. Total repairs and maintenance expense during 1999, 1998 and 1997 was $2,577,000, $2,676,000 and $2,411,000, respectively.

 Excess of purchase price over fair value of net assets acquired --

  The excess of the aggregate price paid by the Company in the acquisition of businesses, accounted for as a purchase, over the fair market value of the net assets acquired is amortized on a straight-line basis over periods not exceeding 40 years. The carrying value of the excess of purchase price over fair value of net assets acquired is reviewed if the facts and circumstances suggest that it may be impaired. If this review indicates that the carrying value will not be recoverable, determined based on the undiscounted cash flows of the entity acquired over the remaining amortization period, it is reduced to the discounted cash flow value. As of December 31, 1999 and 1998, accumulated amortization was $13,878,000 and $12,613,000, respectively.

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

                        GUNDLE/SLT ENVIRONMENTAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


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

  In connection with contracts performed outside of the United States, the Company routinely bids fixed-price contracts denominated in currencies different than the functional currency of the applicable subsidiary performing the work. The Company recognizes that such bidding practices, in the context of international operations, are subject to the risk of foreign currency fluctuations not present in domestic operations. Losses related to these contracts are included in cost of sales and have not been significant.

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

                         GUNDLE/SLT ENVIRONMENTAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


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

 Reclassifications --

  The accompanying consolidated financial statements for 1997 and 1998 contain certain reclassifications to conform with the presentation used in 1999.

 Accounting Changes --

  In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Financial Instruments and Hedging Activities. Statement 133 requires that all derivatives be recognized as assets and liabilities and measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. Statement 133 is effective for fiscal years beginning after June 15, 2000 and early adoption is permitted. Because of the Company's minimal use of derivatives, management does not anticipate the adoption of Statement 133 will have a significant effect on net income or the financial position of the Company.

(3) TRADE RECEIVABLES --

  Trade receivables consisted of the following at December 31:

                                  1999     1998
                                 -------  -------
                                 (in thousands)
Direct sales                     $29,810  $25,862
Contracts:
 Completed                        17,165    6,642
 In progress                       9,304   15,717
 Retainage                         2,985    2,373
                                 -------  -------
                                  59,264   50,594
Allowance for doubtful accounts   (5,254)  (4,955)
                                 -------  -------
                                 $54,010  $45,639
                                 =======  =======

(4) ACCOUNTING FOR INSTALLATION CONTRACTS --

  The following summarizes installation contracts in progress at December 31:

                                                       1999     1998
                                                      -------  -------
                                                      (in thousands)
Costs incurred on contracts in progress               $40,970  $40,145
Estimated earnings, net of losses                       6,719    5,283
                                                      -------  -------
                                                       47,689   45,428
 Less -- billings to date                              47,541   45,405
                                                      -------  -------
                                                      $   148  $    23
                                                      =======  =======
Included in the accompanying balance sheet under the
 following captions:
 Contracts in progress                                $ 2,508  $ 1,884
 Advance billings                                      (2,360)  (1,861)
                                                      -------  -------
                                                      $   148  $    23
                                                      =======  =======

                         GUNDLE/SLT ENVIRONMENTAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


(5) INVENTORY --

  Inventory consisted of the following at December 31:

                             1999    1998
                            ------- -------
                            (in thousands)
Raw materials and supplies  $ 7,101 $ 4,207
Finished goods               12,632  14,355
                            ------- -------
                            $19,733 $18,562
                            ======= =======

(6) PROPERTY, PLANT AND EQUIPMENT --

  Property, plant and equipment consisted of the following at December 31:

                                  Useful lives
                                     Years      1999     1998
                                  ------------ -------  -------
                                               (in thousands)
Land                                           $ 3,005  $ 3,077
Buildings and improvements           10-15      14,506   14,455
Machinery and equipment               3-12      66,280   72,710
Furniture and fixtures                 3-5         846    1,134
                                               -------  -------
                                                84,637   91,376
Less -- accumulated depreciation               (53,756) (56,538)
                                               -------  -------
                                               $30,881  $34,838
                                               =======  =======

(7) ACCOUNTS PAYABLE AND ACCRUED LIABILITIES--

  Accounts payable and accrued liabilities consisted of the following at December 31:

                             1999    1998
                            ------- -------
                            (in thousands)
Trade accounts payable      $14,031 $14,350
Self-insurance reserves       3,086   2,867
Compensation and benefits     2,698   3,066
Accrued construction costs      233     462
Taxes, other than income      1,310   1,617
Other accrued liabilities     7,715  10,124
                            ------- -------
                            $29,073 $32,486
                            ======= =======

(8) LONG-TERM DEBT --

  Long-term debt consisted of the following at December 31:

                                                              1999     1998
                                                             -------  -------
                                                             (in thousands)
Revolving line of credit payable to banks, interest due
 quarterly                                                   $    --  $    --
11.17% Notes due June 15, 2000, with interest payable
 quarterly at 11.17%                                           5,000   10,000
7.34% Notes due August 1, 2005, with required annual
 principal payments of $5,000,000 beginning August 1, 2001,
 interest payable semi-annually at 7.34%                      25,000   25,000
8% Promissory Note due December 31, 2004, with required
 annual principal and interest payments of $206,000 on
 December 31                                                     822      952
Installment loans, denominated in Deutsche Marks, due
 September, 2002, with required semi-annual principal and
 interest payments, interest rates ranging from 7.5% to
 8.0%, secured by property and plant                             538    1,462
                                                             -------  -------
                                                              31,360   37,414
 Less -- current maturities                                   (5,343)  (5,366)
                                                             -------  -------
                                                             $26,017  $32,048
                                                             =======  =======

                         GUNDLE/SLT ENVIRONMENTAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

  The Company entered into a $25,000,000 multi-currency revolving credit facility (the "Revolver") with Bank of America, N.A. (formerly NationsBank of Texas, N.A.) as agent, on July 27, 1995. The Revolver as amended, matures on September 30, 2002, and bears interest, at the Company's option, at the bank's prime rate or the reserve adjusted LIBOR plus an applicable margin based on the ratio of funded debt to total capitalization. An annual commitment fee of up to 3/8% is payable on any unused portion of the facility. Under the terms of the revolving line of credit agreement, the Company is required to maintain certain financial ratios and a specific level of consolidated tangible net worth. As of December 31, 1999, there was no balance outstanding under the Revolver. However, letters of credit issued under this facility totaled $975,000 reducing the balance available to $24,025,000. The letters of credit primarily secure performance of installation contracts and self-insurance programs.

  The Company has credit facilities with two German banks to support its European cash management and bank guarantee requirements in the amount of DM 12,000,000. These revolving credit facilities are secured by property and plant in Germany which also secures an installment loan that matures in September, 2002, and bears interest at various market rates. These credit facilities are used primarily to guarantee the performance of European installation contracts. At December 31, 1999, the Company had DM 7,162,000 available under these credit facilities with DM 4,838,000 of bank guarantees outstanding.

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

      Year Ending
      December
      31,
      -----------
       2000           5,343
       2001           5,354
       2002           5,295
       2003           5,177
       2004           5,191
       Thereafter     5,000
                    -------
                    $31,360
                    =======

(9) FINANCIAL INSTRUMENTS --

 Fair value of financial instruments --

  The Company's financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables, debt instruments and a cross currency swap (see "Derivative financial instrument" below). The book values of cash and cash equivalents, trade receivables and trade payables and floating-rate debt instruments are considered to be representative of their respective fair values. The Company had $31,360,000 and $37,414,000 of fixed-rate debt instruments at December 31, 1999 and 1998, with fair values of approximately $31,438,000 and $35,586,000, respectively. The fair value of long-term debt was estimated based on quoted market prices for these or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The difference between the fair value and the carrying value represents the theoretical net discount or premium the Company would receive or have to pay to retire all debt at such date.

                        GUNDLE/SLT ENVIRONMENTAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


 Derivative financial instrument --

  Effective October 18, 1996, the Company swapped $10,000,000 in long-term debt with an annual interest rate of 7.34% for 15,380,000 Deutsche Mark (DM) denominated long-term debt with an annual interest rate of 6.32%, effectively hedging a portion of its German net investment. The DM swap agreement requires the Company to re-exchange 3,076,000 DM for $2,000,000 each August 1 for the five-year period beginning August 1, 2001. The DM debt is marked to market as the U.S. Dollar/DM exchange rate changes. These adjustments are included as a component of comprehensive income in stockholders' equity. Interest payments and receipts are semi-annual on February 1 and August 1. The DM interest payments are also subject to exchange rate fluctuations. The gains and losses resulting from these fluctuations are recognized in interest expense during the current period. The swap agreement has been amended to anticpate its settlement in Euros.

(10) PER SHARE INFORMATION--

  The following table sets forth the weighted average shares for the computation of basic and diluted earnings per share (in thousands):

                                                          Year Ended December
                                                                  31,
                                                          --------------------
                                                           1999   1998   1997
                                                          ------ ------ ------
Weighted average common shares outstanding                12,931 13,208 15,506
Dilutive securities -- stock options                          --     --      3
                                                          ------ ------ ------
Weighted average common shares outstanding assuming full
 dilution                                                 12,931 13,208 15,509
                                                          ====== ====== ======

(11)STOCKHOLDERS' EQUITY --

  On September 18, 1998, the Company's board of directors adopted a stock repurchase plan under which the company was authorized to repurchase up to 1,000,000 shares of its outstanding common stock in open market transactions depending on market conditions. As of December 31, 1999, stockholders' equity included 394,357 shares repurchased under the plan at an aggregate cost of $1,522,975.

  During 1997, the Company purchased 4,271,656 shares of its common stock at a cost of $26,382,000. The transaction was funded with the Company's available cash balances. The shares purchased represented approximately 26% of the Company's then outstanding stock.

  The Company's board of directors adopted a qualified employee stock purchase plan on October 16, 1991, effective January 1, 1992. The plan authorizes the issuance of up to 100,000 shares of common stock for purchase by participating employees at a 15% discount from the market price. As of December 31, 1999 and 1998, 39,186 and 35,311 shares, respectively, had been issued under this plan.

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

                         GUNDLE/SLT ENVIRONMENTAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

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

  During 1999, 1998 and 1997, the board of directors granted 0, 0, and 138,840 shares, respectively of restricted stock to senior management under the 1995 Employee Plan. One-third of the shares are subject to annual vesting provided specific financial performance measurements are met by the Company. This plan also provides for cash bonuses to be paid to grantees to cover federal income taxes and requires that the grantee be employed at the end of the three year vesting period in order to receive the shares except under certain circumstances when the employee is terminated by the Company. Unvested shares issued to employees who terminate employment prior to the plans three year vesting period are transferred into treasury shares except under certain circumstances when the employee is terminated by the Company.

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

  The stock option activity under each plan is set forth below:

                           1986 Employee Plan       1988 Director Plan       1995 Employee Plan      1996 Director Plan
                         ------------------------ ------------------------ ------------------------ ---------------------
                         Shares                   Shares                    Shares                  Shares
                          Under    Option Price    Under    Option Price    Under     Option Price  Under   Option Price
                         Option      Per Share    Option      Per Share     Option     Per share    Option   Per Share
                         -------  --------------- -------  --------------- --------  -------------- ------ --------------
Outstanding at December
 31, 1996                234,797  $4.27 to $16.92  60,000  $6.25 to $16.17  419,700  $5.38 to $7.13 12,000 $6.50 to $7.00
 Granted                                                                    438,590  $4.88 to $9.00 12,000     $4.88
 Exercised                                                                 (140,090) $5.63 to $7.25
 Cancelled               (50,647) $5.25 to $13.38                           (37,750) $5.50 to $6.75
                         -------  --------------- -------                  --------  -------------- ------
Outstanding at December
 31, 1997                184,150  $5.25 to $15.63  60,000  $6.25 to $16.17  680,450  $4.88 to $9.00 24,000 $4.88 to $7.00
 Granted                                                                    291,500  $4.00 to $5.31 16,000 $5.63 to $5.81
 Exercised
 Cancelled               (32,700) $5.25 to $13.38 (15,000) $6.25 to $16.17  (12,500) $5.25 to $6.50
                         -------  --------------- -------  --------------- --------  -------------- ------
Outstanding at December
 31, 1998                151,450  $5.25 to $15.63  45,000  $6.25 to $11.63  959,450  $4.00 to $9.00 40,000 $4.88 to $7.00
                         -------  --------------- -------  --------------- --------  -------------- ------ --------------
 Granted                                                                    416,000  $3.75 to $3.75 12,000 $3.81 to $3.81
 Exercised
 Cancelled               (56,000) $5.25 to $15.63                          (429,500) $4.00 to $6.50
                         -------  ===============
Outstanding at December
 31, 1999                 94,450  $5.25 to $11.13  45,000  $6.25 to $11.63  945,950  $3.75 to $9.00 52,000 $3.81 to $7.00
                         =======  =============== =======  =============== ========  ============== ====== ==============
Options exercisable       95,450  $5.25 to $11.13  41,664  $6.25 to $11.63  411,200  $4.00 to $9.00 40,000 $4.88 to $7.00
                         =======  =============== =======  =============== ========  ============== ====== ==============
Options available for
 future grants                 0                        0                   283,221                 48,000
                         =======                  =======                  ========                 ======

                        GUNDLE/SLT ENVIRONMENTAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


  Substantially all outstanding options were priced between $4.00 and $11.63 per share at December 31, 1999. The weighted average of the remaining contractual life for the outstanding options at December 31, 1999, was 5.4 years. The weighted average price of options outstanding during 1999, 1998 and 1997 was $4.84, $5.69 and $6.59, respectively.

  The Company applies APB Opinion 25 and related Interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation expense has been recognized for its 1996 Director Plan and unrestricted stock options from the 1995 Employee Plan. The compensation expense that has been charged against income for its performance based restricted stock grant pursuant to the provisions of the 1995 Employee Plan was $24,000, $(34,000), and $164,000 for 1999, 1998, and 1997, respectively.

  Pro forma information regarding net income and earnings per share is required by FASB Statement No. 123, "Accounting for Stock-Based Compensation". Statement 123 also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994, under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999, 1998 and 1997, respectively: risk-free interest rates of 6.5%, 4.7% and 6.0%; a dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of 60%, 40% and 44% and a weighted-average expected life of the option of 5 to 7 years.

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

  For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for earnings per share information):

                                             Year Ended December 31,
                                             -----------------------
                                              1999     1998    1997
                                             ------   ------  ------
Net income (loss)
 As reported                                 $4,907   $4,020  $4,550
 Pro forma                                    4,649    3,569   4,235
Basic and diluted earnings (loss) per share
 As reported                                    .38      .30     .29
 Pro forma                                      .36      .27     .27

  The estimated fair value of stock options issued in 1999 and 1998 was $258,000 and $639,000, respectively.

(12) INCOME TAXES --

  Domestic and foreign income before income taxes were as follows:

                                             Year Ended December 31,
                                             -----------------------
                                             1999     1998     1997
                                             ------  ------   ------
                                                 (in thousands)
Domestic                                     $4,107   $4,796  $5,836
Foreign                                       4,354    2,136   2,010
                                             ------   ------  ------
 Total                                       $8,461   $6,932  $7,846
                                             ======   ======  ======

                         GUNDLE/SLT ENVIRONMENTAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


  The provision (benefit) for income taxes consisted of the following:

                                    Year Ended December 31,
                                    -----------------------
                                     1999    1998    1997
                                    ------  ------  ------
                                       (in thousands)
Current expense:
 U.S.
  Federal                           $2,025  $1,720  $2,149
  State                                181     139     195
                                    ------  ------  ------
  Total U.S                          2,206   1,859   2,344
 Foreign                             2,214   1,411   2,081
                                    ------  ------  ------
  Total current                      4,420   3,270   4,425
Deferred expense (benefit):
 U.S.
  Federal                             (356)    (57)    129
  State                               (138)     (1)     19
                                    ------  ------  ------
  Total U.S                           (494)    (58)    148
 Foreign                              (372)   (300) (1,277)
                                    ------  ------  ------
  Total deferred                      (866)   (358) (1,129)
                                    ------  ------  ------
  Total provision for income taxes  $3,554  $2,912  $3,296
                                    ======  ======  ======

  A reconciliation between the provision for income taxes and income taxes computed by applying the statutory rate is as follows:

                                                Year Ended December 31,
                                                -----------------------
                                                 1999    1998    1997
                                                ------  ------  ------
                                                   (in thousands)
Tax provision (benefit) at statutory rate       $2,877  $2,357  $2,667
Add (deduct):
 Amortization of goodwill                          388     451     449
 Meals and entertainment disallowance              350     387     375
 Foreign Sales Corporation benefit                (170)   (204)   (306)
 Taxable differential for foreign subsidiaries     243     139     122
 State income taxes                                 98      91      72
 Equity in Unconsolidated Foreign Joint Venture    (80)   (152)
 Other, net                                       (152)   (157)    (83)
                                                ------  ------  ------
                                                $3,554  $2,912  $3,296
                                                ======  ======  ======

  The tax effects of temporary differences that gave rise to the deferred tax assets and liabilities were as follows at December 31:

                                                    1999   1998
                                                   ------ ------
                                                   (in thousands)
Deferred tax assets:
 Accrued expenses                                  $4,778 $5,581
 Other                                                255     77
                                                   ------ ------
                                                    5,033  5,658
                                                   ------ ------
Deferred tax liabilities:
 Excess of tax depreciation over book depreciation  1,943  2,607
 Long-term contracts                                   --    284
 Other                                                 --    186
                                                   ------ ------
                                                    1,943  3,077
                                                   ------ ------
  Total deferred tax asset                         $3,090 $2,581
                                                   ====== ======

  Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $5,274,000 at December 31, 1999. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of

                        GUNDLE/SLT ENVIRONMENTAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

(13) EMPLOYEE BENEFIT PLANS --

  The Company has a defined contribution employee benefit plan under which substantially all U.S. employees are eligible to participate. The Company matches a portion of the employees' contributions. The Company contributed $472,000, $441,000 and $412,000 to the plan during the years ended
December 31, 1999, 1998 and 1997, respectively. Under the terms of the plan, contributions to the plan may be discontinued at any time.

(14) PENSION PLAN --

  The Company's German subsidiary has an unfunded pension plan providing benefits to three former employees. The plan provides fixed minimum pension payments at retirement age. There are no assets held in outside funds.

  The Company has adopted FAS 87, "Employers' Accounting for Pensions"; however, to the extent pension costs under German law exceed amounts computed under FAS 87, those additional amounts are recorded by the Company. Pension expense for the years ended December 31, 1999, 1998, and 1997 was $84,000, $132,000 and $96,000 respectively. The actuarial present value of accumulated benefits was $1,302,000 and $1,453,000 as of December 31, 1999 and December 31, 1998, respectively. The projected benefit obligation for service rendered to date, net of unrecognized prior service cost, was $1,302,000 and $1,453,000 as of December 31, 1999 and 1998, respectively.

  The computation assumed a discount rate on benefit obligations of 7%, annual salary increases of 2% and annual benefit increases of 2% for 1999 and 1998.

(15) CONCENTRATION OF CREDIT RISK --

  Accounts receivable, as financial instruments, could potentially subject the Company to concentrations of credit risk. The Company continuously evaluates the creditworthiness of its customers and may require customers to provide letters of credit to guarantee payments. During 1999, 1998 and 1997, no single customer accounted for 10% or greater of total net sales.

(16) RESEARCH AND DEVELOPMENT COSTS --

  Research and development costs are charged to expense as incurred. The amounts of research and development and quality control expenditures during the years ended December 31, 1999, 1998 and 1997 were $1,616,000, $1,845,000 and $1,851,000 respectively.

(17) COMMITMENTS AND CONTINGENCIES --

 Product warranties and insurance coverage --

  The Company's products are sold and installed with specified limited warranties as to material quality and workmanship. These limited warranties may last for up to 20 years, but are generally limited to repair or replacement by the Company of the defective liner or the dollar amount of the contract involved, on a prorated basis. The Company may also indemnify the site owner or general contractor for other damages resulting from negligence of the Company's employees. The Company often is required to post bid and performance bonds or bank guarantees covering the full amount of an installation contract.

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

                         GUNDLE/SLT ENVIRONMENTAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

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

(18) SEGMENT INFORMATION --

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

  Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information allows the aggregation of an enterprise's segments if they are similar. The Company operates in different geographic areas, however, the Company has reviewed the aggregation criteria and determined that the Company operates as one segment based on the high degree of similarity of the following aspects of the Company's operations:

  .  nature of the products and services,

  .  raw materials and production processes used,

  .  customers and markets served,

  .  methods used to distribute products and services,

  . effects of regulatory influences on the market, and the economic characteristics of the products and services in different geographical areas.

                                                           Years Ended
                                                     ------------------------
                                                      1999    1998     1997
                                                     ------- ------- --------
Sales to unaffiliated customers (based on the
 geographic location of the customer):
 United States                                       $94,767 $92,934 $102,682
 Europe                                               51,256  49,195   51,928
 Latin & South America                                 8,923  15,300   14,553

 Far East/Pacific Rim                                 13,496  13,309   21,353
 Other                                                10,128   8,817    8,800

 Only sales to one country, the United States, accounted for more than 10% of total sales. Sales into other countries, accounting for less than 10%

 of total sales, have been aggregated into geographic regions for this presentation.

Long lived assets (principally property, plant and
 equipment):
 United States                                        23,368  25,481   25,551
 Germany                                               4,729   6,532    6,528
 Other                                                 5,319   5,393    5,756

 Only long-lived assets in the United States and Germany accounted for more than 10% of total long-lived assets.

                        GUNDLE/SLT ENVIRONMENTAL, INC.
                              SUPPLEMENTARY DATA

CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED) --

  Unaudited quarterly information for fiscal 1999 and 1998 is as follows (in thousands, except per share amounts):

                                   1999                              1998
                      --------------------------------  --------------------------------
                                  Quarter                           Quarter
                      --------------------------------  --------------------------------
                       First   Second   Third  Fourth    First   Second   Third  Fourth
                      -------  ------- ------- -------  -------  ------- ------- -------
Net sales             $22,448  $52,069 $61,389 $42,663  $31,319  $49,636 $57,086 $41,514
Gross profit            2,886   12,166  14,296   6,573    5,125    8,733  11,978   9,092
Income (loss) before
 income taxes          (4,151)   5,152   7,944    (484)  (1,525)   1,031   4,985   2,441
Net income (loss)      (2,408)   2,989   4,607    (281)    (869)     587   2,842   1,460
Basic and diluted
 earnings (loss) per
 Common share            (.18)     .23     .36    (.02)    (.07)     .04     .22     .11




 The above data should be read in conjunction with the consolidated financial statements and notes thereto.

                                                                     SCHEDULE II

                         GUNDLE/SLT ENVIRONMENTAL, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                 Balance at Additions            Balance
                                 Beginning   Charged             at End
Description                       of Year   to Expense Writeoffs of Year
-----------                      ---------- ---------- --------- -------
December 31, 1997:
 Allowance for doubtful accounts   $5,424     $1,290    $2,367   $4,347
                                   ======     ======    ======   ======
December 31, 1998:
 Allowance for doubtful accounts   $4,347     $1,394    $  785   $4,955
                                   ======     ======    ======   ======
December 31, 1999:
 Allowance for doubtful accounts   $4,955     $1,195    $  896   $5,254
                                   ======     ======    ======   ======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  Not applicable.

                                   PART III

  Part III (Items 10 through 13) is omitted since the Company expects to file with the Securities and Exchange Commission within 120 days following December 31, 1999, definitive proxy materials pursuant to Regulation 14A under the Securities Exchange Act of 1934 involving the annual election of directors and certain other matters. If for any reason such a statement is not so filed, this Report will be appropriately amended.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  (a)(1) Financial statements (see financial statements at pages 12-27)

  (a)(2) Supplementary data (see page 28)

  (a)(3) Financial schedule (see page 29)

  Schedules not listed above are omitted since the information required to be submitted has been included in the financial statements or the notes thereto, or the schedules are not required.

  (a)(3) Exhibits:

 Exhibit
   No.
 -------
 2-A     --Plan Agreement of Merger dated March 28, 1995, between the Company and SLT Environmental, Inc. (Exhibit A to Registrant's Preliminary
          Proxy Statement filed on May 4, 1995, is incorporated herein by reference).
 3-A     --Articles of Incorporation as amended (Exhibits 3.1, 3.2 and 3.3 to
          Registrant's Registration Statement No. 33-9809 are incorporated herein by reference).
 3-B     --Bylaws (Exhibit 3.4 to Registrant's Registration Statement
          No. 33-9809 is incorporated herein by reference).
 4-E     --Credit Agreement dated as of July 27, 1995, between the Company, the financial institutions named therein and NationsBank of Texas, N.A., as agent (incorporated by reference to Exhibit 1.6 to Registrant's
          Current Report on Form 8-K filed on August 9, 1995).
 4-F     --Note Agreements dated as of June 15, 1995, between Gundle
          Environmental Systems, Inc. and certain institutions covering the
          Senior Notes due August 1, 2005 (Incorporated by reference to
          Exhibits 1.3 and 1.4 to Registrant's Current Report on Form 8-K filed
          August 9, 1995).
 10-B    --Registrant's 1986 stock option plan (Exhibit 10.11 to Registrant's
          Registration Statement
          No. 33-44306 is incorporated herein by reference).
 10-G    --Registrant's 1995 Amended and Restated Incentive Stock Plan.
          (Incorporated by reference to 4.1 of the Registrant's Registration
          Statement number 333-01759)
 10-I    --Employment Agreement dated March 10, 1997, between Roger J. Klatt and the Company. (Incorporated by reference to Exhibit of the same
          Number in Registrant's 1997 Annual Report on Form 10-K)
 10-J    --Registrant's 1996 Nonqualified Stock Option Plan for Non-Employee
          Directors (Exhibit 4.1 to Registrant's Report on Form S-8 No. 333-
          23299 is incorporated herein by reference).
 10-K    --Employment letter dated June 4, 1998, between Samir T. Badawi and the Company. (Incorporated by reference to Exhibit of the same Number in Registrant's 1998 Annual Report on Form 10-K)
 10-L    --Amendment dated June 4, 1998, to the Employment Agreement dated
          March 10, 1997, between Roger J. Klatt and the Company. (Incorporated
          By reference to Exhibit of the same Number in Registrant's 1998
          Annual Report on Form 10-K)
 11      --Computation of per share earnings (see financial statements at page 22)
 21      --Subsidiaries.
 23      --Consent of Independent Auditors -- Ernst & Young LLP.
 27      --Financial Data Schedule.

  (b) Reports on Form 8-K -- None.

  (c) Exhibits (see Item (a)(3), above).

  (d) Additional financial statements (see Items (a)(1) and (a)(2) above).

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 2nd day of March, 2000.

                                 GUNDLE/SLT ENVIRONMENTAL, INC.

                                 By /s/ Samir T. Badawi
                                    ___________________________________________
                                    Samir T. Badawi, President

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the 2nd day of March, 2000.


              Signature                                  Title
              ---------                                  -----

         /s/ Samir T. Badawi           Director and Principal Executive Officer
______________________________________
            Samir T. Badawi

          /s/ Roger J. Klatt           Principal Financial and Accounting Officer
______________________________________
             Roger J. Klatt

         /s/ Samir T. Badawi           Director and Chairman of the Board
______________________________________
            Samir T. Badawi

          /s/ James R. Burke           Director
______________________________________
             James R. Burke

         /s/ Ahmed Y. Khalawi          Director
______________________________________
            Ahmed Y. Khalawi

        /s/ T. William Porter          Director
______________________________________
           T. William Porter

           /s/ Hugh L. Rice            Director
______________________________________
              Hugh L. Rice

          /s/ Brian D. Young           Director
______________________________________
             Brian D. Young

        /s/ Edward T. Sheehan          Director
______________________________________
           Edward T. Sheehan

                               INDEX TO EXHIBITS

 Exhibit
   No.
 -------
 2-A     --Plan Agreement of Merger dated March 28, 1995, between the Company
          Proxy Statement filed on May 4, 1995, is incorporated herein by and
          SLT Environmental, Inc. (Exhibit A to Registrant's Preliminary
 3-A     --Articles of Incorporation as amended (Exhibits 3.1, 3.2 and 3.3 to
          Registrant's Registration Statement No. 33-9809 are incorporated herein by reference).
 3-B     --Bylaws (Exhibit 3.4 to Registrant's Registration Statement
          No. 33-9809 is incorporated herein by reference).
 4-E     --Credit Agreement dated as of July 27, 1995, between the Company, the financial institutions named therein and NationsBank of Texas, N.A., as agent (incorporated by reference to Exhibit 1.6 to Registrant's
          Current Report on Form 8-K filed on August 9, 1995).
 4-F     --Note Agreements dated as of June 15, 1995, between Gundle
          Environmental Systems, Inc. and certain institutions covering the
          Senior Notes due August 1, 2005 (Incorporated by reference to
          Exhibits 1.3 and 1.4 to Registrant's Current Report on Form 8-K filed
          August 9, 1995).
 10-B    --Registrant's 1986 stock option plan (Exhibit 10.11 to Registrant's
          Registration Statement
          No. 33-44306 is incorporated herein by reference).
 10-G    --Registrant's 1995 Amended and Restated Incentive Stock Plan.
          (Incorporated by reference to 4.1 of the Registrant's Registration
          Statement number 333-01759)
 10-I    --Employment Agreement dated March 10, 1997, between Roger J. Klatt and the Company. (Incorporated by reference to Exhibit of the same
          Number in Registrant's 1997 Annual Report on Form 10-K)
 10-J    --Registrant's 1996 Nonqualified Stock Option Plan for Non-Employee
          Directors (Exhibit 4.1 to Registrant's Report on Form S-8 No. 333-
          23299 is incorporated herein by reference).
 10-K    --Employment letter dated June 4, 1998, between Samir T. Badawi and the Company. (Incorporated by reference to Exhibit of the same Number in Registrant's 1998 Annual Report on Form 10-K)
 10-L    --Amendment dated June 4, 1998, to the Employment Agreement dated
          March 10, 1997, between Roger J. Klatt and the Company. (Incorporated
          By reference to Exhibit of the same Number in Registrant's 1998
          Annual Report on Form 10-K)
 11      --Computation of per share earnings (see financial statements at page 22)
 21      --Subsidiaries.
 23      --Consent of Independent Auditors -- Ernst & Young LLP.
 27      --Financial Data Schedule.