Form 10-Q
period 2000-03-31
GUNDLE SLT ENVIRONMENTAL INC
filed 2000-05-05
CIK 805023

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C.  20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                                     of the
                        SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended     March 31, 2000   Commission File Number 1-9307


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

Yes   X      No
    -----       -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.


            Class                            Outstanding at May 1, 2000
--------------------------------------------------------------------------------
Common stock, par value $.01                         12,445,914

                        GUNDLE/SLT ENVIRONMENTAL, INC.

                                     INDEX

                                                                   PAGE

PART I - FINANCIAL INFORMATION

     Condensed Consolidated Balance Sheets as of
     March 31, 2000 (Unaudited) and
     December 31, 1999                                               3

     Consolidated Statements of Income
     For the Three Months Ended March 31, 2000
     and 1999 (Unaudited)                                            4

     Consolidated Statements of Cash Flows
     For the Three Months Ended March 31, 2000
     and 1999 (Unaudited)                                            5

     Notes to Condensed Consolidated Financial
     Statements                                                      6

     Management's Discussion and Analysis of Results
     of Operations and Financial Condition                           8

PART II - OTHER INFORMATION                                         10

                        GUNDLE/SLT ENVIRONMENTAL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)


                                                               MARCH 31,          DECEMBER 31,
                                                                 2000                 1999
                                                              -----------         ------------
                                                              (UNAUDITED)
ASSETS
CURRENT ASSETS:
  CASH AND CASH EQUIVALENTS                                    $  16,125            $ 16,873
  ACCOUNTS RECEIVABLE, NET                                        38,150              54,948
  CONTRACTS IN PROGRESS                                            4,153               2,508
  INVENTORY                                                       25,342              19,733
  DEFERRED INCOME TAXES                                            4,689               4,948
  PREPAID EXPENSES AND OTHER                                       1,894                 804
                                                                --------            --------
        TOTAL CURRENT ASSETS                                      90,353              99,814

PROPERTY, PLANT AND EQUIPMENT, NET                                33,296              30,881
EXCESS OF PURCHASE PRICE OVER FAIR VALUE
  OF NET ASSETS ACQUIRED, NET                                     24,778              25,217
OTHER ASSETS                                                       6,157               5,785
                                                                --------            --------
                                                                $154,584            $161,697
                                                                ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                      $ 28,047            $ 29,073
  ADVANCE BILLINGS ON CONTRACTS
   IN PROGRESS                                                     1,151               2,360
  CURRENT PORTION OF LONG-TERM DEBT                                5,333               5,343
  INCOME TAXES PAYABLE                                               767               2,323
                                                                --------            --------
        TOTAL CURRENT LIABILITIES                                 35,298              39,099

LONG-TERM DEBT                                                    25,905              26,017
DEFERRED INCOME TAXES                                              1,410               1,858
OTHER LIABILITIES                                                  1,376               1,452

STOCKHOLDERS' EQUITY:
  PREFERRED STOCK, $1.00 PAR VALUE, 1,000,000 SHARES
    AUTHORIZED, NO SHARES ISSUED OR
    OUTSTANDING                                                        -                   -
  COMMON STOCK, $.01 PAR VALUE, 30,000,000
    SHARES AUTHORIZED, 18,103,695 AND 18,096,211 SHARE
    ISSUED                                                           181                 181
  ADDITIONAL PAID-IN CAPITAL                                      69,844              69,358
  RETAINED EARNINGS                                               53,397              55,277
  ACCUMULATED OTHER COMPREHENSIVE INCOME                             312                 627
                                                                --------            --------
                                                                 123,734             125,443
  TREASURY STOCK AT COST, 5,652,181 and 5,327,581 SHARES         (33,139)            (32,172)
                                                                --------            --------
        TOTAL STOCKHOLDERS' EQUITY                                90,595              93,271
                                                                --------            --------
                                                                $154,584            $161,697
                                                                ========            ========

                THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
              THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        GUNDLE/SLT ENVIRONMENTAL, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
             (AMOUNTS IN THOUSANDS EXCEPT EARNINGS PER SHARE DATA)
                                  (UNAUDITED)

                                                     THREE MONTHS ENDED
                                                          MARCH 31,
                                                  -------------------------
                                                    2000             1999
                                                  --------        ---------
SALES AND OPERATING REVENUE                        $29,881         $22,448
COST OF PRODUCTS & SERVICES                         26,139          19,562
                                                   -------         -------
GROSS PROFIT                                         3,742           2,886

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                            6,200           6,388
AMORTIZATION OF GOODWILL                               341             344
                                                  --------         -------
OPERATING INCOME                                    (2,799)         (3,846)

OTHER (INCOME) EXPENSES:
  INTEREST EXPENSE                                     611             812
  INTEREST INCOME                                     (278)           (367)
  OTHER (INCOME) EXPENSE, NET                          110            (140)
                                                  --------         -------
INCOME BEFORE INCOME TAXES                          (3,242)         (4,151)

PROVISION FOR INCOME TAXES                          (1,361)         (1,743)
                                                  --------          -------
NET INCOME                                        $ (1,881)        $(2,408)
                                                  ========         ========
BASIC AND DILUTED EARNINGS
   PER COMMON SHARE                               $  (0.15)        $ (0.18)
                                                  ========         ========
WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                               12,633          13,065
                                                  ========         ========

                THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
              THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        GUNDLE/SLT ENVIRONMENTAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                             THREE MONTHS ENDED
                                                                  MARCH 31
                                                            -------------------
                                                              2000         1999
                                                            --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME                                                $(1,881)      $(2,408)
  ADJUSTMENTS TO RECONCILE NET INCOME TO CASH
    PROVIDED BY (USED IN) OPERATING ACTIVITIES:
    DEPRECIATION                                              1,997         2,091
    AMORTIZATION                                                390           351
    DEFERRED INCOME TAXES                                      (476)          445
    GAIN ON SALE OF ASSETS                                       (5)           (3)
    INCREASE (DECREASE) IN CASH DUE TO
      CHANGES IN ASSETS AND LIABILITIES:
      ACCOUNTS RECEIVABLE                                    16,055        14,648
      CONTRACTS IN PROGRESS                                  (1,719)       (3,291)
      INVENTORY                                              (6,015)       (3,194)
      ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                  465        (5,725)
      ADVANCE BILLINGS ON CONTRACTS IN PROGRESS              (1,181)         (451)
      INCOME TAXES PAYABLE                                   (1,475)       (2,434)
      OTHER                                                  (1,454)       (3,112)
                                                            -------       -------
      NET CASH PROVIDED BY(USED IN)OPERATING ACTIVITIES       4,701        (3,083)
                                                            -------       -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  ADDITIONS TO PROPERTY, PLANT AND EQUIPMENT                   (379)       (1,831)
  PROCEEDS FROM SALE OF EQUIPMENT                                 5            31
  PAYMENTS FOR THE ACQUISITION OF A BUSINESS, NET OF
    CASH ACQUIRED                                            (4,226)            0
  OTHER                                                        (108)            0
                                                            -------       -------
      NET CASH USED IN INVESTING ACTIVITIES                  (4,708)       (1,800)
                                                            -------       -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  REPURCHASE OF COMMON STOCK                                   (967)         (344)
  PROCEEDS FROM THE EXERCISE OF STOCK OPTIONS AND
    PURCHASES UNDER THE EMPLOYEE STOCK PURCHASE PLAN             25            14
  RETIREMENT OF LONG-TERM DEBT                                  (97)         (110)
  OTHER                                                          32             0
                                                            -------       -------
      NET CASH USED IN FINANCING ACTIVITIES                  (1,007)         (440)
                                                            -------       -------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                         266            (8)
                                                            -------       -------
NET DECREASE IN CASH AND CASH EQUIVALENTS                      (748)       (5,331)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD         16,873        29,399
                                                            -------       -------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD              $16,125       $24,068
                                                            =======       =======

                THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
              THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                         GUNDLE/SLT ENVIRONMENTAL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1)  Basis of Presentation -

 General -

     The accompanying unaudited, condensed consolidated financial statements have been prepared by the Registrant ("Gundle/SLT Environmental, Inc." or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of such financial statements for the periods indicated. Certain information relating to the Company's organization and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted in this Form 10-Q pursuant to Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission. However, the Company believes that the disclosures herein are adequate to make the information presented not misleading. The results for the three months ended March 31, 2000, are not necessarily indicative of future operating results. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

     The accounting policies followed by the Company in preparing interim consolidated financial statements are similar to those described in the "Notes to Consolidated Financial Statements" in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

     The Company is using a cross currency principal and interest rate swap to effectively convert a portion of its U.S. dollar denominated debt into German Marks. The objective of this hedging strategy is the management of the foreign currency exchange risk associated with its net investment in Germany and is based on the projected foreign currency cash flows from Germany over the life of the contract. The Company's investment in Germany and the foreign currency portion of its swap are adjusted each period to reflect current foreign exchange rates with the gains and losses recorded in the equity section of the balance sheet as comprehensive income. The differential paid or received on the interest rate component is recognized as an adjustment to interest expense.(see footnote 6)

     The Company occasionally enters into forward contracts and cross currency swaps in its management of foreign currency exposures. As a matter of policy, the Company does not speculate in financial markets and therefore, does not hold these contracts for trading purposes. The Company utilizes what it considers straightforward instruments to accomplish its objectives.

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

(2)  Inventory -

     Inventory is stated at the lower of cost or market. Cost, which includes material, labor and overhead, is determined by the weighted average cost method, which approximates the first in, first out cost method. Inventory consisted of the following (000's):

                                  March 31,    December 31,
                                    2000          1999
                                  -------       -------

Raw materials and supplies        $ 5,708        $ 7,101
Finished goods                     19,634         12,632
                                  -------        -------
                                  $25,342        $19,733
                                  =======        =======

(3)  Income Taxes -

     The Company's benefit for income taxes is recorded at the statutory rates adjusted for the effect of any permanent differences.

(4)  Equity -

     In September 1998, the Company announced a stock repurchase program, which authorizes the repurchase of up to 1,000,000 shares of its common stock. As of March 31, 2000, the company had repurchased 718,957 shares of common stock at prices ranging from $2.50 to $4.625 per share under this program. All of these transactions were funded with the Company's available cash. At March 31, 2000, the Company had 12,451,514 shares outstanding.

(5)  Comprehensive Income -

     On January 1, 1998, the Company adopted Statement 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. Statement 130 requires unrealized gains or losses on available-for-sale securities and foreign currency translation adjustments to be included in other comprehensive income. Prior to adoption these amounts were reported separately in shareholders' equity.

During the first quarter of 2000 and 1999, other comprehensive income (losses), representing foreign currency translation adjustments amounted to $(314,000) and $(379,000) respectively.

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

     On April 7, 2000, the Company terminated the above derivative financial instrument. The Company received $2,100,000 as the termination value of this instrument. The purpose of the initial transaction was to hedge a portion of the Company's net investment in Germany, which has since been reduced by more than the face amount of the instrument.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Quarter:

     For the three months ended March 31, 2000, sales and operating revenue was $29,881,000 compared with $22,448,000 for the same period last year. This 33% increase in sales and operating revenue from last year was driven by 32% higher unit shipments. U.S. sales and operating revenue was $11,969,000, 29% higher than for the same period last year. U.S. volume was 18% higher and overall weighted value per unit was 9% higher resulting from a change in the mix of products sold with installation services. Foreign sales and operating revenue was $17,912,000 this quarter, 36% higher than the same period last year. Foreign volume was up 41%. The overall weighted value per unit was down 3%. A decrease in the US dollar value of the Company's German Deutsche Mark and British Pound functional currency sales resulted in approximately $800,000 of the lower foreign sales.

     Gross profit for the quarter was $3,742,000, 30% better than the prior year. Gross profit margin, as a percentage of sales and operating revenue, decreased to 12.5% from 12.9% last year. This decrease was primarily due to increases in resin costs which was somewhat offset by lower production costs.

     Selling, general and administrative (SG&A) expenses were $6,200,000 compared with $6,388,000 in the first quarter of 1999. Decreases in first quarter 2000 SG&A were in the Company's European operations and were due to the impact of lower foreign currency rates in 2000 as compared to 1999.

     Interest expense was $201,000 less than last year primarily due to a decrease in outstanding debt resulting from scheduled repayments.

     Other income/(loss) was $251,000 less than last year primarily due to timing of income from the Company's unconsolidated Egyptian joint venture.

     The quarterly benefit from income taxes was $1,361,000 compared with $1,743,000 in the same period last year. The tax benefit for both periods was recorded at the statutory rates adjusted for certain nondeductible expenses.


LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2000, the Company had working capital of $60,388,000, including cash and temporary investments of $16,125,000. The Company's cash, inventory and receivable balances fluctuate from quarter-to-quarter due to the seasonality of sales. The Company's capital structure consisted of $31,238,000 in debt and $90,595,000 in stockholders' equity as of March 31, 2000.

     On September 27, 1999, the Company amended its credit facility (the "Revolver") with Bank of America, formerly NationsBank of Texas, as agent. The amendment included changing the facility from $35,000,000 to $25,000,000 (at the Company's request) and extending the credit commitment date to September 30, 2002. Under the terms of the revolving credit agreement, the Company is required to maintain certain financial ratios and a specific level of consolidated net worth. At March 31, 2000, there was no balance outstanding on the Revolver, but $975,000 in letters of credit issued under this facility reduced the balance available to $24,025,000. The letter of credit issued under this facility secures self-insurance programs.

     On April 7, 2000, the Company terminated its DM cross currency swap discussed above. The Company received $2,100,000 as the termination value of this instrument.

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

     Pricing for the Company's products and services is primarily driven by worldwide manufacturing capacity in the industry, and by raw material costs. The Company's primary raw material, polyethylene, is occasionally in short supply and subject to substantial price fluctuation in response to market demand. Any increase in the industry's worldwide manufacturing capacity, interruption in raw material supply, or abrupt raw material price increases could have an adverse effect upon the Company's operations and financial performance. Inflation has not had a significant impact on the Company's operations.

     The Company has experienced raw material price increases in the first three months of 2000 and has been notified of more price increases later in the year. As the Company has a number of fixed price contracts, these raw material price increases are expected to lower the Company's gross profit margin in later quarters. The Company is attempting to increase its prices on all new orders to offset the effect of these raw material price increases.


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


DATE     May 5, 2000                   BY   /S/ Roger J. Klatt

                                       ROGER J. KLATT,
                                       EXECUTIVE VICE PRESIDENT &
                                       CHIEF FINANCIAL OFFICER