Form 10-Q
period 2000-06-30
GUNDLE SLT ENVIRONMENTAL INC
filed 2000-07-28
CIK 805023

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C.  20549


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                                    of the
                        SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended     June 30, 2000   Commission File Number 1-9307
                  -------------------                        ------


                        GUNDLE/SLT ENVIRONMENTAL, INC.
     ---------------------------------------------------------------------
            (Exact name of Registrant as specified in its Charter)


                  Delaware                         22-2731074
     ---------------------------------------------------------------------
     (State or other jurisdiction of             (IRS Employer
      incorporation or organization)            Identification No.)



        19103 Gundle Road   Houston, Texas               77073
     ---------------------------------------------------------------------
      (Address of principal executive offices)         (Zip Code)


     (Registrant's telephone number, including area code)   (281) 443-8564
                                                           ----------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant is required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X      No
    -----       ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.


                   Class               Outstanding at July 28, 2000
       ----------------------------   ------------------------------
       Common stock, par value $.01             11,593,733

                        GUNDLE/SLT ENVIRONMENTAL, INC.

                                     INDEX

                                                             PAGE

PART I - FINANCIAL INFORMATION

         Condensed Consolidated Balance Sheets as of
         June 30, 2000 (Unaudited) and
         December 31, 1999                                     3

         Consolidated Statements of Income
         For the Three and Six Months Ended June 30, 2000
         and 1999 (Unaudited)                                  4

         Consolidated Statements of Cash Flows
         For the Six Months Ended June 30, 2000
         and 1999 (Unaudited)                                  5

         Notes to Condensed Consolidated Financial
         Statements                                            6

         Management's Discussion and Analysis of Results
         of Operations and Financial Condition                 8

PART II - OTHER INFORMATION                                   12

                        GUNDLE/SLT ENVIRONMENTAL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)

                                                                 JUNE 30                 DECEMBER 31,
                                                                  2000                       1999
                                                           ------------------         -----------------
                                                              (UNAUDITED)
ASSETS
CURRENT ASSETS:
  CASH AND CASH EQUIVALENTS                                 $      6,453              $    16,873
  ACCOUNTS RECEIVABLE, NET                                        51,720                   54,948
  CONTRACTS IN PROGRESS                                            6,067                    2,508
  INVENTORY                                                       26,105                   19,733
  DEFERRED INCOME TAXES                                            4,854                    4,948
  PREPAID EXPENSES AND OTHER                                       1,828                      804
                                                            ------------               ----------
        TOTAL CURRENT ASSETS                                      97,027                   99,814

PROPERTY, PLANT AND EQUIPMENT, NET                                31,951                   30,881
EXCESS OF PURCHASE PRICE OVER FAIR VALUE
  OF NET ASSETS ACQUIRED, NET                                     24,351                   25,217
OTHER ASSETS                                                       3,734                    5,785
                                                            ------------               ----------
                                                              $  157,063               $  161,697
                                                            ============               ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                    $   32,934               $   29,073
  ADVANCE BILLINGS ON CONTRACTS
   IN PROGRESS                                                        15                    2,360
  SHORT-TERM DEBT                                                  2,233
  CURRENT PORTION OF LONG-TERM DEBT                                5,332                    5,343
  INCOME TAXES PAYABLE                                             3,479                    2,323
                                                            ------------               ----------
        TOTAL CURRENT LIABILITIES                                 43,993                   39,099
LONG-TERM DEBT                                                    20,904                   26,017
DEFERRED INCOME TAXES                                              1,551                    1,858
OTHER LIABILITIES                                                  1,037                    1,452

STOCKHOLDERS' EQUITY:
  PREFERRED STOCK, $1.00 PAR VALUE, 1,000,000 SHARES
    AUTHORIZED, NO SHARES ISSUED OR
    OUTSTANDING                                                        -                        -
  COMMON STOCK, $.01 PAR VALUE, 30,000,000
    SHARES AUTHORIZED, 18,103,695 AND 18,096,211 SHARES
    ISSUED                                                           181                      181
  ADDITIONAL PAID-IN CAPITAL                                      69,844                   69,358
  RETAINED EARNINGS                                               56,523                   55,277
  ACCUMULATED OTHER COMPREHENSIVE INCOME                          (1,338)                     627
                                                            ------------               ----------
                                                                 125,210                  125,443
  TREASURY STOCK AT COST, 6,509,962 and 5,327,581 SHARES         (35,632)                 (32,172)
                                                            ------------               ----------

        TOTAL STOCKHOLDERS' EQUITY                                89,578                   93,271
                                                            ------------               ----------
                                                            $    157,063               $  161,697
                                                            ============               ==========


                THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
              THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        GUNDLE/SLT ENVIRONMENTAL, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
             (AMOUNTS IN THOUSANDS EXCEPT EARNINGS PER SHARE DATA)
                                  (UNAUDITED)

                                                        THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                           JUNE 30                                     JUNE 30
                                                ----------------------------------        ---------------------------------
                                                    2000                   1999               2000                  1999
                                                ------------            ----------        -----------            ----------
SALES AND OPERATING REVENUE                     $   57,387              $  52,069         $  87,268              $  74,517
COST OF PRODUCTS & SERVICES                         45,621                 39,903            71,760                 59,464
                                                ----------              ---------         ---------              ---------
GROSS PROFIT                                        11,766                 12,166            15,508                 15,053

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                            6,025                  6,119            12,225                 12,507
AMORTIZATION OF GOODWILL                               336                    340               677                    684
                                                ----------              ---------         ---------              ---------
OPERATING INCOME                                     5,405                  5,707             2,606                  1,862

OTHER (INCOME) EXPENSES:
  INTEREST EXPENSE                                     574                    776             1,185                  1,588
  INTEREST INCOME                                     (274)                  (254)             (552)                  (621)
  OTHER (INCOME) EXPENSE, NET                         (284)                    33              (174)                  (107)
                                                ----------              ---------         ---------              ---------
INCOME BEFORE INCOME TAXES                           5,389                  5,152             2,147                  1,002
PROVISION FOR INCOME TAXES                           2,263                  2,163               902                    421
                                                ----------              ---------         ---------              ---------
NET INCOME                                      $    3,126              $   2,989         $   1,245              $     581
                                                ==========              =========         =========              =========
BASIC AND DILUTED EARNINGS
   PER COMMON SHARE                             $     0.26              $    0.23         $    0.10              $    0.04
                                                ==========              =========         =========              =========
WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                               12,191                 12,982            12,407                 13,022
                                                ==========              =========         =========              =========

                THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
              THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        GUNDLE/SLT ENVIRONMENTAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                                    SIX MONTHS ENDED
                                                                        JUNE 30
                                                                ---------------------------


                                                                   2000             1999
                                                                ----------        ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME                                                     $  1,245        $    581
  ADJUSTMENTS TO RECONCILE NET INCOME TO CASH
    PROVIDED BY (USED IN) OPERATING ACTIVITIES:
    DEPRECIATION                                                    4,008           4,302
    AMORTIZATION                                                      739             750
    DEFERRED INCOME TAXES                                            (499)            236
    GAIN ON SALE OF ASSETS                                            (12)            (76)
    INCREASE (DECREASE) IN CASH DUE TO
      CHANGES IN ASSETS AND LIABILITIES:
      ACCOUNTS RECEIVABLE                                           2,261          (6,659)
      CONTRACTS IN PROGRESS                                        (3,652)         (6,631)
      INVENTORY                                                    (6,395)           (729)
      ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                      4,555            (297)
      ADVANCE BILLINGS ON CONTRACTS IN PROGRESS                    (2,320)           (406)
      INCOME TAXES PAYABLE                                          1,254          (1,836)
      OTHER                                                          (319)           (667)
                                                                 ---------       ---------
      NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES             865         (11,432)
                                                                 ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  ADDITIONS TO PROPERTY, PLANT AND EQUIPMENT                       (1,167)         (4,044)
  PROCEEDS FROM SALE OF EQUIPMENT                                      15             192
  PAYMENTS FOR THE ACQUISITION OF A BUSINESS, NET OF
    CASH ACQUIRED                                                  (4,194)              0
  OTHER                                                              (108)              0
                                                                 ---------       ---------
      NET CASH USED IN INVESTING ACTIVITIES                        (5,454)         (3,852)
                                                                 ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  REPURCHASE OF COMMON STOCK                                       (3,460)           (859)
  PROCEEDS FROM THE EXERCISE OF STOCK OPTIONS AND
    PURCHASES UNDER THE EMPLOYEE STOCK PURCHASE PLAN                   25              14
  RETIREMENT OF LONG-TERM DEBT                                     (5,097)         (5,110)
  INCREASE IN SHORT-TERM DEBT                                       2,213               0
                                                                 ---------       ---------
      NET CASH USED IN FINANCING ACTIVITIES                        (6,319)         (5,955)
                                                                 ---------       ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                               488             493
                                                                 ---------       ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS                         (10,420)        (20,746)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD               16,873          29,399
                                                                 ---------       ---------

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                   $  6,453        $  8,652
                                                                 ==========      =========



                THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
              THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        GUNDLE/SLT ENVIRONMENTAL, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1)  Basis of Presentation -

 General -

     The accompanying unaudited, condensed consolidated financial statements have been prepared by the Registrant ("Gundle/SLT Environmental, Inc." or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of such financial statements for the periods indicated. Certain information relating to the Company's organization and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States has been condensed or omitted in this Form 10-Q pursuant to Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission. However, the Company believes that the disclosures herein are adequate to make the information presented not misleading. The results for the three and six months ended June 30, 2000, are not necessarily indicative of future operating results. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

(2)  Inventory -

     Inventory is stated at the lower of cost or market. Cost, which includes material, labor and overhead, is determined by the weighted average cost method, which approximates the first in, first out cost method. Inventory consisted of the following (000's):

                                 June 30,     December 31,
                                   2000           1999
                                 --------     ------------
Raw materials and supplies       $ 7,490        $ 7,101
Finished goods                    18,615         12,632
                                 -------        -------
                                 $26,105        $19,733
                                 =======        =======


(3)  Income Taxes -

     The Company's provision for income taxes is recorded at the statutory rates adjusted for the effect of any permanent differences.


(4)  Equity -

     In September 1998, the Company announced a stock repurchase program, which authorizes the repurchase of up to 1,000,000 shares of its common stock. As of June 30, 2000, the company had repurchased 824,057 shares of common stock at prices ranging from $2.50 to $4.625 per share under this program. In addition to this program, the Company repurchased a block of 717,800 shares from an institutional investor on June 8, 2000. All of these transactions were funded with the Company's available cash. At June 30, 2000, the Company had 11,593,733 shares outstanding.


(5)  Comprehensive Income -

     On January 1, 1998, the Company adopted Statement 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. Statement 130 requires unrealized gains or losses on available-for-sale securities and foreign currency translation adjustments to be included in other comprehensive income. Prior to adoption, these amounts were reported separately in shareholders' equity.

During the second quarter of 2000 and 1999, other comprehensive income (losses), representing foreign currency translation adjustments, amounted to $(1,651,000) and $543,000 respectively. For the six months ended June 30, 2000 and 1999, other comprehensive income (losses) amounted to $(1,965,000) and $164,000 respectively. Approximately $1,490,000 of the second quarter reduction was related to the termination of the Derivative Financial Instrument to provide for deferred interest income, taxes payable and market valuation adjustments. (See also footnote 6)

(6)  Derivative Financial Instruments -

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

     The Company has elected to treat the portion of the termination value related to the interest swap as deferred interest income to be amortized over the remaining term of the hedge, consistent with pretermination treatment. The after-tax portion related to the investment component will remain in other comprehensive income until the Company's net investment in Germany is less than zero. The full termination value is subject to income taxes in the current period, which has been provided for in the financial statements.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Quarter:

     For the three months ended June 30, 2000, sales and operating revenue was $57,387,000 compared with $52,069,000 for the same period last year. This 10% increase in sales and operating revenue was driven by 9% higher unit shipments. Consistent with the Company's strategy to sell more products through its dealer organization, this year 56% of the Company's sales and operating revenue was from product sold without installation verses 47% last year. The change in the U.S. Dollar exchange rate compared to the German Deutsche Mark, British Pound and Australian Dollar resulted in approximately $1,800,000 lower sales this year. U.S. sales and operating revenue was $31,087,000, 8% higher than for the same period last year. Foreign sales and operating revenue was $26,300,000, 12% higher than last year. Foreign sales and operating revenue in foreign currencies was up 20%. Sales from the Company's Thailand manufacturing plant, purchased in March, contributed 2/3 of the increase in foreign sales and operating revenue.

     Gross profit for the quarter was $11,766,000, 3% less than the prior year. Exchange rates of the Company's functional foreign currencies negatively impacted the quarter's gross profit by $313,000. Gross profit margin, as a percentage of sales and operating revenue, decreased to 20.5% from 23.4% last year. This decrease was primarily due to competitive pricing not rising as fast as resin costs, the Company's primary raw material. Margin as a percentage of sales and operating revenue was lower in both the U.S. and foreign markets.

     Selling, general and administrative (SG&A) expenses were $6,025,000 compared with $6,119,000 in the first quarter of 1999. Decreases in second quarter 2000 SG&A were in the Company's European operations and were due to the impact of lower foreign currency rates in 2000 as compared to 1999. In local currencies selling, general and administrative expenses were equal to last year.

     Interest expense was $202,000 less than last year primarily due to a decrease in outstanding debt resulting from scheduled repayments in 1999 and 2000.

     Other income/(loss) was $317,000 more than last year primarily due to $150,000 favorable foreign exchange gains in our foreign operations and an increase in income from the Company's unconsolidated Egyptian joint venture of $40,000 and a prior year use tax refund of $140,000.

     The quarterly expense for income taxes was $2,263,000 compared with $2,163,000 in the same period last year. The tax provision for both periods was recorded at the statutory rates adjusted for certain nondeductible expenses.


Year-to-Date:

     For the six months ended June 30, 2000, sales and operating revenue was $87,268,000 compared with $74,517,000 for the same period last year. This 17% increase in sales and operating revenue from last year was driven by 16% higher unit shipments. The change in the U.S. dollar exchange rate compared to the German Deutsche Mark, British Pound and Australian Dollar resulted in approximately $2,700,000 lower sales. U.S. sales and operating revenue was $43,338,000, 14% higher than for the same period last year. U.S. volume was 2% lower but overall weighted value per unit was 16% higher resulting from a change in the mix of products sold with installation services. Foreign sales and operating revenue was $43,930,000, 20% higher than the same period last year. Foreign volume was up 34%.

     Gross profit for the period was $15,508,000, 3% better than the prior year. Gross profit margin, as a percentage of sales and operating revenue, decreased to 18% from 20% last year. This decrease was primarily due to increases in resin costs which was somewhat offset by lower production costs.

     Selling, general and administrative (SG&A) expenses were $12,225,000 compared with $12,507,000 in the first six months of 1999. Decreases in year-to-date SG&A were in the Company's European operations and were due to the reduction of expenses in the German operations and the impact of lower foreign currency rates in 2000 as compared to 1999.

     Interest expense was $403,000 less than last year primarily due to a decrease in outstanding debt resulting from scheduled repayments.

     Other income/(loss) was $67,000 more than last year primarily due to favorable foreign exchange gains in our foreign operations.

     The year-to-date expense for income taxes was $902,000 compared with $421,000 in the same period last year. The tax provision for both periods was recorded at the statutory rates adjusted for certain nondeductible expenses.


LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2000, the Company had working capital of $53,034,000, including cash and temporary investments of $6,453,000. The Company's cash, inventory and receivable balances fluctuate from quarter-to-quarter due to the seasonality of sales. The Company's capital structure consisted of $28,469,000 in debt and $89,578,000 in stockholders' equity as of June 30, 2000.

     On September 27, 1999, the Company amended its credit facility (the "Revolver") with Bank of America, formerly NationsBank of Texas, as agent. The amendment included changing the facility from $35,000,000 to $25,000,000 (at the Company's request) and extending the credit commitment date to September 30, 2002. Under the terms of the revolving credit agreement, the Company is required to maintain certain financial ratios and a specific level of consolidated net worth. At June 30, 2000, there was no balance outstanding on the Revolver, but $975,000 in letters of credit issued under this facility reduced the balance available to $24,025,000. The letter of credit issued under this facility secures self-insurance programs.

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

The Company has experienced raw material price increases in the first six months of 2000 and has been notified of more price increases later in the year. As the Company has a number of fixed price contracts, these raw material price increases are expected to lower the Company's gross profit margin in later quarters. The Company is attempting to increase its prices on all new orders to offset the effect of these raw material price increases.

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

                                        GUNDLE/SLT ENVIRONMENTAL, INC.



DATE     July 28, 2000                  BY   /S/ Roger J. Klatt
     ----------------------                ----------------------------
                                           ROGER J. KLATT,
                                           EXECUTIVE VICE PRESIDENT &
                                           CHIEF FINANCIAL OFFICER