Form 10-Q
period 2000-09-30
GUNDLE SLT ENVIRONMENTAL INC
filed 2000-10-25
CIK 805023

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C.  20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                                     of the
                        SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 2000 Commission File Number 1-9307
                  ------------------                        ------

                        GUNDLE/SLT ENVIRONMENTAL, INC.
       ----------------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)


                   Delaware                          22-2731074
     ---------------------------------------------------------------------
         (State or other jurisdiction of            (IRS Employer
          incorporation or organization)          Identification No.)



          19103 Gundle Road   Houston, Texas           77073
     ---------------------------------------------------------------------
       (Address of principal executive offices)      (Zip Code)


(Registrant's telephone number, including area code)   (281) 443-8564
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

Yes   X      No ____
    -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.


             Class                     Outstanding at October 25, 2000
----------------------------           --------------------------------
Common stock, par value $.01                        11,373,733

                         GUNDLE/SLT ENVIRONMENTAL, INC.

                                     INDEX

                                                                            PAGE

PART I - FINANCIAL INFORMATION

     Condensed Consolidated Balance Sheets as of
     September 30, 2000 (Unaudited) and December 31, 1999                    3

     Consolidated Statements of Income
     For the Three and Nine Months Ended September 30,
     2000 and 1999 (Unaudited)                                               4

     Consolidated Statements of Cash Flows
     For the Nine Months Ended September 30, 2000
     and 1999 (Unaudited)                                                    5

     Notes to Condensed Consolidated Financial
     Statements                                                              6

     Management's Discussion and Analysis of Results
     of Operations and Financial Condition                                   9

PART II - OTHER INFORMATION                                                 12

                        GUNDLE/SLT ENVIRONMENTAL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)

                                                                          SEPTEMBER 30            DECEMBER 31,
                                                                              2000                    1999
                                                                         ---------------        ----------------
                                                                           (UNAUDITED)
ASSETS
CURRENT ASSETS:
  CASH AND CASH EQUIVALENTS                                             $           4,602         $        16,873
  ACCOUNTS RECEIVABLE, NET                                                         53,624                  54,948
  CONTRACTS IN PROGRESS                                                            10,500                   2,508
  INVENTORY                                                                        21,465                  19,733
  DEFERRED INCOME TAXES                                                             4,573                   4,948
  PREPAID EXPENSES AND OTHER                                                        1,537                     804
                                                                         ----------------          --------------

        TOTAL CURRENT ASSETS                                                       96,301                  99,814

PROPERTY, PLANT AND EQUIPMENT, NET                                                 31,686                  30,881
EXCESS OF PURCHASE PRICE OVER FAIR VALUE
  OF NET ASSETS ACQUIRED, NET                                                      23,875                  25,217
OTHER ASSETS                                                                        3,586                   5,785
                                                                         ----------------          --------------

                                                                        $         155,448         $       161,697
                                                                         ================          ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                              $          31,298         $        29,073
  ADVANCE BILLINGS ON CONTRACTS
   IN PROGRESS                                                                      1,981                   2,360
  SHORT-TERM DEBT                                                                   1,262
  CURRENT PORTION OF LONG-TERM DEBT                                                 5,318                   5,343
  INCOME TAXES PAYABLE                                                              2,953                   2,323
                                                                         ----------------          --------------

        TOTAL CURRENT LIABILITIES                                                  42,812                  39,099

LONG-TERM DEBT                                                                     20,798                  26,017
DEFERRED INCOME TAXES                                                               1,148                   1,858
OTHER LIABILITIES                                                                   1,301                   1,452

STOCKHOLDERS' EQUITY:
  PREFERRED STOCK, $1.00 PAR VALUE, 1,000,000 SHARES
    AUTHORIZED, NO SHARES ISSUED OR
    OUTSTANDING                                                                         -                       -
  COMMON STOCK, $.01 PAR VALUE, 30,000,000
    SHARES AUTHORIZED, 18,103,695 AND 18,096,211 SHARES
    ISSUED                                                                            181                     181
  ADDITIONAL PAID-IN CAPITAL                                                       69,844                  69,358
  RETAINED EARNINGS                                                                59,235                  55,277
  ACCUMULATED OTHER COMPREHENSIVE INCOME                                           (3,538)                    627
                                                                         ----------------          --------------
                                                                                  125,722                 125,443
  TREASURY STOCK AT COST, 6,729,962 and 5,327,581 SHARES                          (36,333)                (32,172)
                                                                         ----------------          --------------

        TOTAL STOCKHOLDERS' EQUITY                                                 89,389                  93,271
                                                                         ----------------          --------------

                                                                        $         155,448         $       161,697
                                                                        =================          ==============

                THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
              THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        GUNDLE/SLT ENVIRONMENTAL, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
             (AMOUNTS IN THOUSANDS EXCEPT EARNINGS PER SHARE DATA)
                                  (UNAUDITED)

                                                          THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                             SEPTEMBER 30                        SEPTEMBER 30
                                                     ---------------------------        ---------------------------

                                                           2000          1999                2000           1999
                                                     ------------   ------------         ------------   -----------
SALES AND OPERATING REVENUE                            $  59,982      $ 61,389           $  147,251      $ 135,906
COST OF PRODUCTS & SERVICES                               48,964        47,093              120,726        106,557
                                                     -----------    ----------           ----------     ----------

GROSS PROFIT                                              11,018        14,296               26,525         29,349

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                                  5,842         5,800               18,066         18,308
AMORTIZATION OF GOODWILL                                     333           343                1,011          1,027
                                                     -----------    ----------           ----------     ----------

OPERATING INCOME                                           4,843         8,153                7,448         10,014

OTHER (INCOME) EXPENSES:
  INTEREST EXPENSE                                           459           583                1,644          2,170
  INTEREST INCOME                                            (87)         (139)                (639)          (760)
  OTHER (INCOME) EXPENSE, NET                               (329)         (235)                (504)          (342)
                                                     -----------    ----------           ----------     ----------

INCOME BEFORE INCOME TAXES                                 4,800         7,944                6,947          8,946

PROVISION FOR INCOME TAXES                                 1,807         3,337                2,709          3,757
                                                     -----------    ----------           ----------     ----------

NET INCOME                                             $   2,993      $  4,607           $    4,238      $   5,189
                                                     ===========    ==========           ==========     ==========

BASIC AND DILUTED EARNINGS
   PER COMMON SHARE                                    $    0.26      $   0.36           $     0.35      $    0.40
                                                     ===========    ==========           ==========     ==========

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                                     11,518        12,907               12,110         12,984
                                                     ===========    ==========           ==========     ==========

                THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
              THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        GUNDLE/SLT ENVIRONMENTAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                    NINE MONTHS ENDED
                                                                                       SEPTEMBER 30
                                                                            ---------------------------------

                                                                                   2000               1999
                                                                            ---------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME                                                                  $     4,238        $     5,189
  ADJUSTMENTS TO RECONCILE NET INCOME TO CASH
    PROVIDED BY (USED IN) OPERATING ACTIVITIES:
    DEPRECIATION                                                                    5,985              6,105
    AMORTIZATION                                                                    1,078              1,100
    DEFERRED INCOME TAXES                                                            (498)               236
    GAIN ON SALE OF ASSETS                                                            (19)               (98)
    INCREASE (DECREASE) IN CASH DUE TO
      CHANGES IN ASSETS AND LIABILITIES:
      ACCOUNTS RECEIVABLE                                                            (980)           (23,390)
      CONTRACTS IN PROGRESS                                                        (8,207)            (3,576)
      INVENTORY                                                                    (2,214)               269
      ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                                      3,244              6,927
      ADVANCE BILLINGS ON CONTRACTS IN PROGRESS                                      (355)               425
      INCOME TAXES PAYABLE                                                            870                443
      OTHER                                                                           189                164
                                                                              -----------       ------------

      NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                           3,331             (6,206)
                                                                              -----------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  ADDITIONS TO PROPERTY, PLANT AND EQUIPMENT                                       (3,406)            (5,241)
  PROCEEDS FROM SALE OF EQUIPMENT                                                      19                222
  PAYMENTS FOR THE ACQUISITION OF A BUSINESS, NET OF
    CASH ACQUIRED                                                                  (4,194)                 0
                                                                              -----------       ------------

      NET CASH USED IN INVESTING ACTIVITIES                                        (7,581)            (5,019)
                                                                              -----------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  REPURCHASE OF COMMON STOCK                                                       (4,161)              (932)
  PROCEEDS FROM THE EXERCISE OF STOCK OPTIONS AND
    PURCHASES UNDER THE EMPLOYEE STOCK PURCHASE PLAN                                   25                 14
  RETIREMENT OF LONG-TERM DEBT                                                     (5,186)            (5,217)
  INCREASE IN SHORT-TERM DEBT                                                       1,262                  0
                                                                              -----------       ------------
      NET CASH USED IN FINANCING ACTIVITIES                                        (8,060)            (6,135)
                                                                              -----------       ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                39               (205)
                                                                              -----------       ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                         (12,271)           (17,565)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD                               16,873             29,399
                                                                              -----------       ------------

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                                $     4,602        $    11,834
                                                                              ===========       ============

                THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
              THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                         GUNDLE/SLT ENVIRONMENTAL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1)  Basis of Presentation -

  General -

     The accompanying unaudited, condensed consolidated financial statements have been prepared by the Registrant ("Gundle/SLT Environmental, Inc." or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of such financial statements for the periods indicated. Certain information relating to the Company's organization and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States has been condensed or omitted in this Form 10-Q pursuant to Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission. However, the Company believes that the disclosures herein are adequate to make the information presented not misleading. The results for the three and nine months ended September 30, 2000, are not necessarily indicative of future operating results. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

     The accounting policies followed by the Company in preparing interim condensed consolidated financial statements are similar to those described in the "Notes to Consolidated Financial Statements" in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

(2)  Inventory -

     Inventory is stated at the lower of cost or market. Cost, which includes material, labor and overhead, is determined by the weighted average cost method, which approximates the first in, first out cost method. Inventory consisted of the following (000's):

                                 September 30,  December 31,
                                      2000          1999
                                 -------------  ------------

Raw materials and supplies          $ 6,910       $ 7,101
Finished goods                       14,555        12,632
                                    -------       -------

                                    $21,465       $19,733
                                    =======       =======

 (3) Income Taxes -

     The Company's provision for income taxes is recorded at the statutory rates adjusted for the effect of any permanent differences. The Company has a tax holiday in Thailand through 2003 and a 50% reduced tax rate for 2004 through 2008.

(4)  Equity -

     In September 1998, the Company announced a stock repurchase program, which authorized the repurchase of up to 1,000,000 shares of its common stock. An additional 1,000,000 shares were authorized in June, 2000. As of September 30, 2000, the company had repurchased 1,044,057 shares of common stock at prices ranging from $2.50 to $4.625 per share under this program. In addition to this program, the Company repurchased a block of 717,800 shares from an institutional investor on June 8, 2000. All of these transactions were funded with the Company's available cash. At September 30, 2000, the Company had 11,373,733 shares outstanding.

(5)  Comprehensive Income -

     During the third quarter of 2000 and 1999, other comprehensive income (losses), representing foreign currency translation adjustments, amounted to $(2,200,000) and $93,000 respectively. For the nine months ended September 30, 2000 and 1999, other comprehensive income(losses), amounted to $(4,165,000) and $257,000 respectively. Approximately $1,490,000, net of taxes($610,000), of the year-to-date amount was related to the termination of the Derivative Financial Instrument to provide for deferred interest income, taxes payable and market valuation adjustments. (See also footnote 6)

(6)  Derivative Financial Instruments -

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

     The Company has elected to treat the portion of the termination value related to the interest swap as deferred interest income to be amortized over the remaining term of the hedge, consistent with pretermination treatment. The after-tax portion related to the investment component will remain in other comprehensive income until the Company's net investment in Germany is less than zero. The full termination value is subject to income taxes in the current period.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
-------  -----------------------------------------------------------------
         FINANCIAL CONDITION
         -------------------

RESULTS OF OPERATIONS
---------------------

Quarter:

          For the three months ended September 30, 2000, sales and operating revenue was $59,982,000 compared with $61,389,000 for the same period last year. The change in the U.S. Dollar exchange rate compared to the German Deutsche Mark, British Pound and Australian Dollar resulted in approximately $2,300,000 lower sales this quarter. U.S. sales and operating revenue was $36,039,000, 2% lower than for the same period last year. Units shipped were down 18%. Revenue added by U.S. installation services was up 22% from the same quarter last year. Foreign sales and operating revenue was $23,943,000, 3% lower than last year, but in local currency was 7% higher than last year. Foreign units shipped were up 5%.

     Gross profit for the quarter was $3,278,000,or 23% less than the prior year at $11,018,000. Exchange rates of the Company's functional foreign currencies reduced the quarter's gross profit by $416,000. Gross Profit was also negatively impacted by the 8% reduction in units shipped. Gross profit margin, as a percentage of sales and operating revenue, decreased to 18.4% from 23.3% last year. This decrease was primarily due to competitive pricing not rising as fast as resin costs, the Company's primary raw material. Margin as a percentage of sales and operating revenue was lower in both the U.S. and foreign markets.

     Selling, general and administrative (SG&A) expenses were $5,842,000 compared with $5,800,000 in the third quarter of 1999. Cost reductions resulting from the reduced value of foreign currencies were partially offset by the addition of Thailand operations.

     Interest expense was $124,000 less than last year primarily due to a decrease in outstanding debt resulting from scheduled repayments.

     Other (income)/loss was $94,000 more than last year. This year's Other income includes a one-time settlement of small claims against a software vendor.

     The quarterly expense for income taxes was $1,807,000 compared with $3,337,000 in the same period last year. The tax provision for both periods was recorded at the statutory rates adjusted for certain permanent differences. The Company's effective tax rate was lowered from 42% to 38% to bring the year-to-date effective rate to 39%. The 39% rate is based on projections of taxable income from around the world.

Year-to-Date:

     For the nine months ended September 30, 2000, sales and operating revenue was $147,251,000 compared with $135,906,000 for the same period last year. This 8% increase in sales and operating revenue from last year was driven by 6% higher unit shipments. The change in the U.S. dollar exchange rate compared to the German Deutsche Mark, British Pound and Australian Dollar resulted in approximately $5,200,000 lower sales in 2000. U.S. sales and operating revenue was $79,427,000, 6% higher than for the same period last year. U.S. volume was 9% lower but overall weighted value per unit was 17% higher resulting from a change in the mix of products and service revenue. Foreign sales and operating revenue in dollars of $67,824,000 was 11% higher than the same period last year and in local currencies was up 19%. Foreign volume was up 22%.

     Gross profit for the period was $26,525,000, 10% lower than the prior year. Gross profit was lower as a result of lower foreign exchange rates and lower margin percentages, offset by higher volume. Gross profit margin, as a percentage of sales and operating revenue, decreased to 18.0% from 21.6% last year. This was the primary cause of decreased gross profit resulting from competitive pricing not covering increases in resin costs. Lower foreign exchange rates reduced gross profit by $800,000. Shipments were up 6%.

     Selling, general and administrative (SG&A) expenses were $18,066,000 compared with $18,308,000 in the first nine months of 1999. Cost reductions resulting from the reduced value of foreign currencies were partially offset by the addition of Thailand operations.

     Interest expense was $526,000 less than last year primarily due to a decrease in outstanding debt resulting from scheduled repayments.

     Other (income)/loss was $162,000 more than last year. This year's Other Income includes a one-time settlement of small claims against a software vendor.

     The year-to-date expense for income taxes was $2,709,000 compared with $3,757,000 in the same period last year. The tax provision for both periods was recorded at the statutory rates adjusted for certain permanent differences. The Company's effective tax rate was lowered from 42% to 39% due to the year-end income and tax projections, especially adding income earned in Thailand where the Company has a tax holiday.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     At September 30, 2000, the Company had working capital of $53,489,000, including cash and temporary investments of $4,602,000. The Company's cash, inventory and receivable balances fluctuate from quarter-to-quarter due to the seasonality of sales. The Company's capital structure consisted of $27,378,000 in debt and $89,389,000 in stockholders' equity as of September 30, 2000.

     On September 27, 1999, the Company amended its credit facility (the "Revolver") with Bank of America, formerly NationsBank of Texas, as agent. The amendment included changing the Revolver from $35,000,000 to $25,000,000 (at the Company's request) and extending the credit commitment date to September 30, 2002. Under the terms of the Revolver, the Company is required to maintain certain financial ratios and a specific level of consolidated net worth. At September 30, 2000, there was no balance outstanding on the Revolver, but $975,000 in letters of credit issued under this facility reduced the balance available to $24,025,000. The letter of credit issued under this facility secures self-insurance programs.

     On April 7, 2000, the Company terminated its DM cross currency swap discussed above. The Company received $2,100,000 as the termination value of this instrument.

     The Company intends to repurchase its stock in the open market from time to time. As of September 30, 2000 a balance of 955,943 shares remained authorized to be purchased in the open market.

     The Company is expanding into nonwoven manufacturing. It has authorized spending $17,000,000 over a 3 year period to construct and equip a new facility in South Carolina. The Company will spend $11,500,000 on the first phase. Through September 30, $1,000,000 has been incurred, and the remaining $10,500,000 will be spent within 6 months.

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

     The Company has experienced raw material price increases in the first nine months of 2000 and has been notified of more price increases later in the year. As the Company has a number of fixed price contracts, these raw material price increases are expected to lower the Company's gross profit margin in later quarters. The Company is attempting to increase its prices on all new orders to offset the effect of these raw material price increases.

     The Company's fourth quarter is usually a loss quarter due to the seasonality of its markets. At this time, it appears that the fourth quarter volume and gross profit will both be slightly lower than last year resulting in a net loss per share for the quarter exceeding our net loss per share in 1999 by a few cents. This projection is specifically subject to the risks outlined in this 10-Q

                                    *  *  *


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

                                        GUNDLE/SLT ENVIRONMENTAL, INC.


DATE    October 25 , 2000          BY   /S/ Roger J. Klatt
     ------------------------         ----------------------------

                                   ROGER J. KLATT,
                                   EXECUTIVE VICE PRESIDENT &
                                   CHIEF FINANCIAL OFFICER