Form 10-K405
period 2000-12-31
GUNDLE SLT ENVIRONMENTAL INC
filed 2001-03-02
CIK 805023

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ______________

                                   Form 10-K

(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2000

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

          Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of Each Exchange on
    Title of Each Class                                 Which Registered
----------------------------                    ------------------------------
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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  Based upon the February 21, 2001 New York Stock Exchange Closing price of $2.90 per share the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $32,026,617. All share amounts included herein have been restated to reflect all previous stock splits.

  The number of shares outstanding of the issuer's common stock, $.01 par value, as of February 21, 2001, was 11,043,661 shares.

  The Registrant's proxy statement to be filed in connection with the Registrant's 2001 Annual Meeting of Stockholders is incorporated by reference into Part III of this report.

================================================================================

                          2000 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
                                    PART I

Item 1.     Description of Business....................................      3
Item 2.     Properties.................................................     10
Item 3.     Legal Proceedings..........................................     11
Item 4.     Submission of Matters to a Vote of Security Holders........     11

                                    PART II

Item 5      Market for the Registrant's Common Equity and Related
            Stockholder Matters........................................     12
Item 6.     Selected Financial Data....................................     12
Item 7.     Management's Discussion and Analysis of Results of
            Operations and Financial Condition.........................     13
Item 7A.    Quantitative and Qualitative Disclosure about Market Risk..     16
Item 8.     Consolidated Financial Statements and Supplementary Data...     17
Item 9.     Changes in and Disagreements With Accountants on Accounting
            and Financial Disclosure...................................     35

                                   PART III

Item 10.    Directors and Executive Officers of the Registrant.........     35
Item 11.    Executive Compensation.....................................     35
Item 12.    Security Ownership of Certain Beneficial Owners and
            Management.................................................     35
Item 13.    Certain Relationships and Related Transactions.............     35

                                    PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on
            Form 8-K...................................................     35

                               2000 ANNUAL REPORT
                                    FORM 10K

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

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

NEW U.S. FACILITY

  The Company, in August 2000, announced the expansion of its manufacturing business into nonwoven geotextiles and fabrics. In mid-August, construction began on a new 156,000 square foot manufacturing plant located in Kingstree, Williamsburg County, South Carolina. The needlepunched nonwoven manufacturing line purchased by the Company is state-of-the-art technology with a capacity of approximately 16 million pounds. Construction and manufacturing startup are scheduled for completion and commencement in April 2001.

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

  The Company's primary product is a smooth-finish, high density polyethylene-HDPE-liner. The sale and installation of this product in 2000, 1999, and 1998 accounted for approximately 57%, 54%, and 56%, of total sales. Its HDPE liner products come in thickness ranges from 20 to 240 mil (one mil equals 1/1000th of an inch), and seamless widths up to 34.5 feet. Liner width dictates how many seams are required during installation, and seaming represents the major technical difficulty for liner installers. The fewer the number of seams, the less labor involved, and the less testing required.

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

     The Company will offer nonwoven products manufactured at its South Carolina facility as a component of the composite drainage materials and roll goods offered by the Company. In addition, the Company will use capacity of the manufacturing line to open new markets for the Company.

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

RESEARCH AND DEVELOPMENT

  The Company's research and development efforts focus on new products, new quality control procedures, and more efficient manufacturing and installation techniques. Expenditures in 2000 were $1,350,000, compared to $1,616,000 in 1999 and $1,845,000 in 1998.

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

                          SALES BY MARKET APPLICATION
                                 (IN THOUSANDS)

                                                                     Year Ended December 31,
                                                     ----------------------------------------------------
                                                         2000    %          1999    %          1998    %
                                                     --------   ---     --------   ---     --------   ---
Solid Waste Containment.....................         $130,917    69%    $116,075    65%    $117,323    65
Mining......................................           19,896    10       17,371    10       18,341    10
Hazardous Waste Containment.................            5,629     3       11,042     6       13,891     8
Liquid Containment..........................           23,820    12       21,765    12       16,650     9
Other Applications..........................           11,058     6       12,316     7       13,350     8
                                                     --------   ---     --------   ---     --------   ---
Total Sales and Operating Revenue...........         $191,320   100%    $178,569   100%    $179,555   100%
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

  During the years 2000,1999, and 1998, no single customer accounted for more than 10% of the Company's net sales. In those same years, 55%, 53%, and 52% of the Company's net sales were to customers in the United States. The Company believes that the loss of any one customer would not have a material adverse effect on the Company's financial position or results of operations.

BACKLOG

  As of December 31, 2000, the Company's backlog was $29.9 million compared to $44.4 million at December 31, 1999. The Company anticipates that the majority of the value of construction contracts and customer purchase orders included in backlog at December 31, 2000 will be completed or filled prior to the end of 2001, subject to weather and other construction related delays. Contracts and commitments for products and services are occasionally varied, modified, or cancelled by mutual consent.

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

COMPETITION

  The Company believes that there are approximately 30 companies engaged in the production of various synthetic geomembrane liners worldwide. These companies offer the wide range of products identified in the section on Company Products. The Company's competition is not limited to those companies that manufacture polyethylene liners, but encompasses companies offering PVC, Hypalon, and EPDM geomembranes. At least 12 of the companies manufacturing HDPE liners compete directly with the Company in the United States.

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

  Competition is based on the performance of the lining systems, installation capacity and pricing. As a full service company that manufactures, sells and installs a full range of geosynthetic products, the Company believes that it maintains its position within the market because of the quality and performance of its products and installation services. The combining of its financial strength with its full service program enables the Company to remain competitive. Pricing remains very competitive with over-capacity in the industry driving margins downward. Two of the larger competitors in the United States merged in late 1999, and relocated a substantial amount of their manufacturing capacity to Europe and South America in 2000. The impact of that merger in the marketplace will be more fully understood in the year 2001. One new competitor commenced production of HDPE liner in Taiwan in 1999. The appearance of new competitors in a slow growth market demonstrates a lack of barriers to entry into this market.

  Competition in the nonwoven fabric industry is very competitive with numerous competitors furnishing products for use in agriculture, automotive, electrical, building, civil engineering, medical/surgical, hygiene, furniture and bedding. While the Company can consume up to three-quarters of its nonwoven manufacturing line's capacity for internal demand for its lining business, it will use its capacity first for development of new nonwoven markets. The balance of the line's capacity will be used to support the lining business.

EMPLOYEES

  The Company had a total of 901 employees as of December 31, 2000, with 627 employed in the United States. During peak construction periods, the Company's workforce increases in all locations. In the off-season construction period, the Company maintains a nucleus of experienced employees somewhat below the peak season staffing levels. Some of the Company's full-time employees in foreign locations are unionized, but the Company has never experienced a strike or lockout. The Company believes its employee relations are satisfactory.

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

ITEM 2. PROPERTIES

  The Company manufactures its products in seven locations around the world.
Six of these operations use flat sheet extrusion and round die extrusion manufacturing technologies to produce products. There are eleven extrusion lines for producing liner products, and three for the production of drainage net products. The seventh operation located in South Carolina uses a needlepunched nonwoven textile manufacturing line.

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

  Another manufacturing facility is on a 55 acres tract of Company owned land in an industrial park in Kingstree, South Carolina. This location has 5,400 square feet of office space and 156,000 square feet for manufacturing and warehousing operations. The building of metal skin over sheet frame construction contains one needlepunched nonwoven manufacturing line with room for expansion to two lines. The Company conducts business at this location under the name GSE Nonwoven Technology Company, a division of GSE Lining Technology, Inc.

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

UNITED KINGDOM

  The Company's operations in the United Kingdom are carried out by its subsidiary, GSE Lining Technology Ltd., operating at a .75 acre leased facility in Soham, England, just north of London. This location has 2,500 square feet of office space and 10,652 square feet of manufacturing facilities. Its products are manufactured on a round die extrusion line located on this site and one texturing line. The Company's administrative, sales, and installation service personnel are housed at this location. This facility manufacturers both polyethylene and polypropylene geomembrane products.

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

THAILAND

  GSE Lining Technology Company Ltd. headquartered in Bangkok, Thailand, manages the Company's Thailand operations out of a leased facility. Its manufacturing facility is located in Rayong, Thailand, on 8,000 square meters leased by the Company. From this location, the Company supplies its customers with products manufactured on a round die extrusion owned by the Company.

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

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

  The common stock of the Company trades on the New York Stock Exchange under the symbol GSE. The following table shows the quarterly range of high and low sale prices for the stock through December 31, 2000.

                                                                                            Year Ended December 31,
                                                                                     -------------------------------------
                                                                                            2000                1999
                                                                                     -----------------   -----------------
                                                                                       High      Low      High       Low
                                                                                     -------   -------   -------   -------
First Quarter................................................................          3 7/8   2 15/16    4 7/16    2  3/4
Second Quarter...............................................................          4       2  3/4     4  1/4    3 1/8
Third Quarter................................................................          4 1/16  3          4 15/16   3
Fourth Quarter...............................................................          3 1/2   1 15/16    4  1/2    2 15/16

  The approximate number of record holders of the Company's common stock at February 15, 2001, was 295. Management estimates that the aggregate number of beneficial holders exceeds 2,000.

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

ITEM 6. SELECTED FINANCIAL DATA.
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                         Year Ended December 31,
                                                                       --------------------------------------------------------
                                                                          2000        1999        1998        1997        1996
                                                                       --------    --------    --------    --------    --------
INCOME STATEMENT DATA:
 Sales and operating revenue...................................        $191,320    $178,569    $179,555    $199,318    $209,372
  Gross profit.................................................          32,579      35,921      34,928      36,101      49,871
  Operating income.............................................           6,792       9,904       8,918      10,613      22,562
  Interest expense, net........................................           1,354       1,716       2,357       2,191       3,230
  Income before income taxes...................................           5,965       8,461       6,932       7,846      20,080
  Net income...................................................           3,638       4,907       4,020       4,550      11,646
  Basic and diluted earnings per common share..................             .31         .38         .30         .29         .67
BALANCE SHEET DATA:
  Working capital..............................................        $ 51,949    $ 60,715    $ 59,569    $ 60,461    $ 86,585
  Total assets.................................................         148,563     161,697     169,320     177,961     204,046
  Total debt...................................................          26,530      31,360      37,414      43,395      49,740
  Stockholders' equity.........................................          89,308      93,271      89,793      86,110     109,513

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


RESULTS OF OPERATIONS

Year Ended December 31, 2000, Versus Year Ended December 31, 1999

  The Company's net sales and operating revenue of $191,320,000 increased $12,751,000, or more than 7%, in 2000 from the $178,569,000 reported in 1999. A change in the US dollar value of the Company's foreign entity functional currencies reduced year 2000 sales and operating revenue by $7,100,000. Units shipped increased 2% in 2000 from 1999. Sales to the North American market were $106,717,000 in 2000 compared with $96,551,000 in 1999. The increased revenue came from price increases and favorable product mix of third-party products, as units shipped of GSE products were down 2% from 1999. Sales and operating revenue in foreign markets were $84,603,000 in 2000 compared with $82,018,000 in 1999. When compared to 1999 foreign sales were $7,100,000 lower in the year 2000 because of drops in the dollar value of local functional currencies. Sales of GSE's products, in units, were up 5% in foreign markets.

  Gross profit was $32,579,000 in 2000 compared to $35,921,000 in 1999. A change in US dollar value of the Company's foreign entity functional currencies reduced year 2000 gross profit by $800,000. Gross profit margin dropped to 17% of sales in 2000 from 20% of sales in 1999. US gross profit margin was down two percentage points and foreign gross profit margin was down five percentage points. This decrease in gross profit margin of three percentage points was primarily due to competitive pressure not allowing for timely selling price increases following cost increases in the Company's raw material, polyethylene resin. Selling prices averaged 7% higher in year 2000 than in 1999.

  Selling, general and administrative expenses of $24,445,000 were $204,000 lower in 2000 than in 1999. Expenses were down in the Company's foreign operating units by $329,000. This decrease was the net of lower foreign exchange rates lowering costs by $1,000,000 offset by the added costs of operating in Thailand in 2000. A small increase in the U.S. resulted from establishing a nonwoven business in Kingstree, SC.

  Interest expense was $644,000 lower in 2000 than in 1999. This reduction was the result of a lower level of average debt outstanding. A major portion of this reduction came from the Company's repayment of $5,000,000 of its 11.17% interest rate debt.

  The Company recorded Other Income of $466,000 in 2000 compared with Other Income of $289,000 in 1999. In 2000 there was an increase of approximately $77,000 in foreign exchange gains. Other income also benefited from a refund of state taxes.

  The Company's provision for income taxes was $2,327,000 in 2000 compared with $3,554,000 in 1999. The tax provision in both years was provided at statutory rates adjusted for permanent differences. The effective rate for 2000 was 39% compared to 42% in 1999. This reduction was heavily influenced by the Company's tax holiday in Thailand.

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

LIQUIDITY AND CAPITAL RESOURCES

  At December 31, 2000, the Company had working capital of $51,949,000 of which $11,270,000 was cash and cash equivalents. The Company's cash, inventory and receivable balances fluctuate from quarter to quarter due to the seasonality of sales. The Company's capital structure consisted of $26,530,000 in debt and $89,308,000 in stockholders' equity at December 31, 2000.

  The Company has a $25,000,000 multi-currency revolving credit facility (the "Revolver") with Bank of America as agent bank. The Revolver, as amended, matures on September 30, 2002, and bears interest, at the Company's option, at the bank's prime rate or LIBOR plus an applicable margin based on the ratio of funded debt to total capitalization. An annual commitment fee of up to 3/8% is payable on any unused portion of the facility. Under the terms of the revolving line of credit agreement, the Company is required to maintain certain financial ratios and a specific level of consolidated tangible net worth. At December 31, 2000, and December 31, 1999, there was no balance outstanding on the Revolver. However, at December 31, 2000, letters of credit issued under this facility totaled $975,000 thereby reducing the balance available to $24,025,000 (see Note 8 of the Notes to Consolidated Financial Statements). The letters of credit issued under this facility secure performance of installation projects and self-insurance programs.

  The Company has credit facilities with two German banks to support its European cash management and bank guarantee requirements in the amount of DM 11,000,000. These revolving credit facilities are secured by property and plant in Germany, which also secures an installment loan and matures in September, 2002, and bears interest at various market rates. These credit facilities are used primarily to guarantee the performance of European installation contracts. At December 31, 2000, the Company had DM 4,105,000 available under these credit facilities with DM 1,109,000 used for working capital and DM 5,786,000 of bank guarantees outstanding.

  The Company has committed to invest approximately $8,000,000 for the purchase of equipment and the construction of facilities for its new nonwoven operation in South Carolina. On August 1, 2001, the Company will make a $5,000,000 principal payment on its 7.34% Notes. The Company believes that its cash balance, cash generated by operations and the balance available under the Revolver are adequate to meet any foreseeable cash requirements during 2001.

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

  The Company's lining operations are subject to seasonal fluctuation with the greatest volume of product deliveries and installations typically occurring in the summer and fall months. In particular, the Company's operating results are most impacted in the first quarter as both product deliveries and installations are at their lowest levels due to the inclement weather experienced in the Northern Hemisphere.

ITEM 7 A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

  The Company's exposure to interest rate market risk is limited to credit facilities that bear interest at the floating rates. As of December 31, 2000, there was $534,000 outstanding under the Revolvers. A change in interest rates would have no material impact on the Company's earnings.

  In connection with sales and installation contracts outside of the United States, principally Europe and Australia, the Company may enter into sales or installation contracts that are denominated in currencies different than the subsidiary's functional currency. The Company recognizes that its international operations are subject to the risk of foreign currency fluctuations not present in domestic operations. Currency losses to date have not been material to the Company's operations as a whole. The Company's German operation primarily take place within the European Union(EU). The exchange rates within the EU are fixed in relation to the Euro, the currency of the EU. The Euro structure eliminates the currency fluctuations among members of the EU and should eliminate a great deal of the currency risks associated with sales by the Company's German operation.

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
Gundle/SLT Environmental, Inc.

  We have audited the accompanying consolidated balance sheets of Gundle/SLT Environmental, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gundle/SLT Environmental, Inc. and subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                   ERNST & YOUNG LLP

Houston, Texas
January 26, 2001

                         GUNDLE/SLT ENVIRONMENTAL, INC.

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                                                                 December 31,
                                                                                         --------------------------
                                                                                           2000              1999
                                                                                         --------          --------
Current assets:
  Cash and cash equivalents.....................................................         $ 11,270          $ 16,873
  Accounts receivable:
     Trade, net.................................................................           49,288            54,010
     Other......................................................................            1,319               938
  Contracts in progress.........................................................            2,525             2,508
  Inventory.....................................................................           17,830            19,733
  Deferred income taxes.........................................................            5,373             4,948
  Prepaid expenses and other....................................................              777               804
                                                                                         --------          --------
          Total current assets..................................................           88,382            99,814
Property, plant and equipment, net..............................................           32,689            30,881
Excess of purchase price over fair value of net assets acquired, net............           23,638            25,217
Other assets....................................................................            3,854             5,785
                                                                                         --------          --------
                                                                                         $148,563          $161,697
                                                                                         ========          ========
                                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities......................................         $ 27,592          $ 29,073
  Advance billings on contracts in progress.....................................            1,722             2,360
  Current portion of long-term debt.............................................            5,341             5,343
  Short-term debt...............................................................              534                --
  Income taxes payable..........................................................            1,005             2,323
  Deferred income taxes.........................................................              239                --
                                                                                         --------          --------
          Total current liabilities.............................................           36,433            39,099
Deferred income taxes...........................................................              747             1,858
Long-term debt..................................................................           20,655            26,017
Other liabilities...............................................................            1,420             1,452
Stockholders' equity:
  Preferred stock, $1.00 par value, 1,000,000 shares authorized, no
     shares issued or outstanding...............................................               --                --
  Common stock, $.01 par value, 30,000,000 shares authorized, 18,103,695 and
     18,096,211 shares issued...................................................              181               181
  Additional paid-in capital....................................................           69,364            69,358
  Retained earnings.............................................................           58,915            55,277
  Accumulated other comprehensive income........................................           (2,048)              627
                                                                                         --------          --------
                                                                                          126,412           125,443
  Treasury stock at cost, 7,040,562 shares and 5,327,581 shares.................          (37,104)          (32,172)
                                                                                         --------          --------
          Total stockholders' equity............................................           89,308            93,271
                                                                                         --------          --------
                                                                                         $148,563          $161,697
                                                                                         ========          ========

  The accompanying notes are an integral part of these consolidated financial statements.

                         GUNDLE/SLT ENVIRONMENTAL, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                               Year Ended December 31,
                                                                   ------------------------------------------------
                                                                     2000                1999                1998
                                                                   --------            --------            --------
Sales and operating revenue.............................           $191,320            $178,569            $179,555
Cost of products and services...........................            158,741             142,648             144,627
                                                                   --------            --------            --------
Gross profit............................................             32,579              35,921              34,928
Selling, general and administrative expenses............             24,445              24,649              24,631
Amortization of goodwill................................              1,342               1,368               1,379
                                                                   --------            --------            --------
Operating income........................................              6,792               9,904               8,918
Other expenses:
  Interest expense......................................              2,114               2,758               3,415
  Interest income.......................................               (760)             (1,042)             (1,058)
  Foreign exchange (gain) loss..........................                (61)                 16                (209)
  Other (income) expense, net...........................               (466)               (289)               (162)
                                                                   --------            --------            --------
Income before income taxes..............................              5,965               8,461               6,932
Provision for income taxes..............................              2,327               3,554               2,912
                                                                   --------            --------            --------
Net income..............................................           $  3,638            $  4,907            $  4,020
                                                                   ========            ========            ========
Basic and diluted earnings per common share.............            $  0.31            $   0.38            $   0.30
                                                                   ========            ========            ========

  The accompanying notes are an integral part of these consolidated financial statements.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                            Accumulated
                                       Common Stock    Additional              Other                    Treasury Stock
                                    -----------------   Paid-in  Retained  Comprehensive   Unearned     ---------------
                                      Shares   Amount   Capital  Earnings     Income     Compensation   Shares   Amount     Total
                                    ---------  ------   -------  --------  ------------- ------------   ------  -------    -------
BALANCE AT DECEMBER 31, 1997          18,087     $180  $69,929   $46,350      $ 1,351      $(1,051)      4,807   $(30,649)  $86,110
  Net income........................      --       --       --     4,020           --           --          --         --     4,020
  Cumulative translation adjustment       --       --       --        --         (519)          --          --         --      (519)
                                                                                                                            -------
        Comprehensive Income...           --       --       --        --           --           --          --         --     3,501
                                                                                                                            -------
  Restricted stock grant............      --       --     (580)       --           --          921          93         --       341
  Purchases under the  Employee
    Stock Purchase Plan.............       5        1       25                                  --          --         --        26
  Treasury stock purchases                                                         --                       65       (185)     (185)
                                     -------     ----  -------   -------      -------       ------       -----   --------   -------
BALANCE AT DECEMBER 31, 1998          18,092      181   69,374    50,370          832         (130)      4,965    (30,834)   89,793
  Net income........................      --       --       --     4,907           --           --          --         --     4,907
  Cumulative translation
    adjustment......................      --       --       --        --         (205)          --          --         --      (205)
                                                                                                                            -------
        Comprehensive Income...           --       --       --        --           --           --          --         --     4,702
                                                                                                                            -------
  Restricted stock grant............      --       --      (30)       --           --          130          34         --       100
  Purchases under the Employee
    Stock Purchase Plan.............       4       --       14        --           --           --          --         --        14
  Treasury stock purchases..........      --       --       --        --           --           --         329     (1,338)   (1,338)
                                      ------   ------  -------   -------      -------      -------       -----   --------   -------
BALANCE AT DECEMBER 31, 1999........  18,096      181   69,358    55,277          627           --       5,328    (32,172)   93,271
  Net income........................      --       --       --     3,638           --           --          --         --     3,638
  Gain from swap(see note 2)........      --       --       --        --       (1,750)          --          --         --    (1,750)
  Cumulative translation
    adjustment......................      --       --       --        --         (925)          --          --         --      (925)
                                                                                                                            -------
        Comprehensive Income...           --       --       --        --           --           --          --         --       963
                                                                                                                            -------
  Restricted stock grant............      --       --      (19)       --           --           --          35         --       (19)
  Purchases under the Employee
    Stock Purchase Plan.............       8       --       25        --           --           --          --         --        25
  Treasury stock purchases..........      --       --       --        --           --           --       1,678     (4,932)   (4,932)
                                      ------   ------  -------   -------      -------      -------       -----   --------   -------
BALANCE AT DECEMBER 31, 2000........  18,104     $181  $68,364   $58,915      $(2,048)     $    --       7,041   $(37,104)  $89,308
                                      ======   ======  =======   =======      =======      =======       =====   ========   =======

  The accompanying notes are an integral part of these consolidated financial statements.

                         GUNDLE/SLT ENVIRONMENTAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                       Year Ended December 31,
                                                                                 ---------------------------------
                                                                                    2000        1999        1998
                                                                                 --------    --------     -------
Cash flows from operating activities:
  Net income...........................................................          $  3,638    $  4,907     $ 4,020
  Adjustments to reconcile net income to cash provided
     by (used in) operating activities:
     Depreciation......................................................             7,955       8,186       7,289
     Amortization of goodwill..........................................             1,342       1,368       1,379
     Amortization of debt issuance costs...............................                83          90          58
     Amortization of unearned compensation.............................                --          39         (34)
     Deferred income taxes.............................................            (1,311)       (369)       (581)
     Gain on sale of assets............................................              (138)       (111)         12
     Equity in affiliates and other....................................              (492)       (274)       (600)
     Increase (decrease) in cash due to changes in assets and
       liabilities:
       Accounts receivable, net........................................             2,671      (9,677)      7,807
       Costs and estimated earnings in excess of billings on
          contracts in progress........................................              (189)       (768)        415
       Inventory.......................................................             1,682      (1,502)      3,497
       Prepaid expenses and other, net.................................             1,316         (66)        190
       Accounts payable and accrued liabilities........................            (1,043)     (1,597)     (7,487)
       Advance billings on contracts in progress.......................              (644)        544       1,109
       Income taxes payable............................................            (1,187)       (797)        198
                                                                                 --------    --------     -------
          Net cash (used in) provided by operating activities..........            13,683         (27)     17,272
                                                                                 --------    --------     -------
Cash flows from investing activities:
  Additions to property, plant and equipment...........................           (10,083)     (5,286)     (6,674)
  Proceeds from the sale of equipment..................................               143         264         289
          Net cash  used for investing activities......................            (9,940)     (5,022)     (6,385)
                                                                                 --------    --------     -------
Cash flows from financing activities:
  Repayments of long-term debt.........................................            (5,248)     (5,863)     (5,991)
  Proceeds of short-term debt..........................................               534          --          --
  Proceeds from the exercise of stock options and purchases
     under the employee stock purchase plan............................                25          14          25
  Repurchase of common stock...........................................            (4,932)     (1,338)       (185)
                                                                                 --------    --------     -------
          Net cash used by  financing activities.......................            (9,621)     (7,187)     (6,151)
Effect of exchange rate changes on cash................................               275        (290)       (181)
                                                                                 --------    --------     -------
Net increase (decrease) in cash and cash equivalents...................            (5,603)    (12,526)      4,555
Cash and cash equivalents at beginning of year.........................            16,873      29,399      24,844
                                                                                 --------    --------     -------
Cash and cash equivalents at end of year...............................          $ 11,270    $ 16,873     $29,399
                                                                                 ========    ========     =======
Cash paid for interest.................................................          $  2,390    $  2,934     $ 3,654
                                                                                 ========    ========     =======
Cash paid for income taxes.............................................          $  4,795    $  4,478     $ 3,090
                                                                                 ========    ========     =======

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

 Property, plant and equipment --

  Costs of additions and major improvements are capitalized, whereas maintenance and repairs which do not improve or extend the life of the asset are charged to expense as incurred. When items are retired or otherwise disposed of, income is charged or credited for the difference between net book value and proceeds realized thereon. Interest costs incurred in construction of assets are capitalized and depreciated over the useful life of the asset. Depreciation is computed using the straight-line method, based on the estimated useful lives of the assets. Total repairs and maintenance expense during 2000, 1999 and 1998 was $3,022,000, $2,577,000 and $2,676,000, respectively.

 Excess of purchase price over fair value of net assets acquired --

  The excess of the aggregate price paid by the Company in the acquisition of businesses, accounted for as a purchase, over the fair market value of the net assets acquired is amortized on a straight-line basis over periods not exceeding 40 years. The carrying value of the excess of purchase price over fair value of net assets acquired is reviewed if the facts and circumstances suggest that it may be impaired. If this review indicates that the carrying value will not be recoverable, determined based on the undiscounted cash flows of the entity acquired over the remaining amortization period, it is reduced to the discounted cash flow value. As of December 31, 2000 and 1999, accumulated amortization was $15,091,000 and $13,878,000, respectively.

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

  The Company was using a cross currency principal and interest rate swap to effectively convert a portion of its U.S. dollar denominated debt into Deutsche Marks. The objective of this hedging strategy was the management of the foreign currency exchange risk associated with its net investment in Germany and was based on the projected foreign currency cash flows from Germany over the ten-year life of the contract. The Company's investment in Germany and the foreign currency portion of its swap were adjusted each period to reflect current foreign exchange rates with the gains and losses recorded in the equity section of the balance sheet. The differential paid or received on the interest rate component was recognized as an adjustment to interest expense.

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

 Reclassifications --

  The accompanying consolidated financial statements for 1998 and 1999 contain certain reclassifications to conform with the presentation used in 2000.

 Accounting Changes --

  In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Financial Instruments and Hedging Activities. Statement 133 requires that all derivatives be recognized as assets and liabilities and measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. Statement 133 is effective for fiscal years beginning after June 15, 2000 and early adoption is permitted. Because of the Company's minimal use of derivatives, the adoption of Statement 133 on January 1, 2001 will not have a significant effect on net income or the financial position of the Company.

(3) TRADE RECEIVABLES --

  Trade receivables consisted of the following at December 31:

                                                                  2000        1999
                                                                -------     -------
                                                                  (in thousands)
Direct sales...........................................         $25,798     $29,810
Contracts:
  Completed............................................          18,667      17,165
  In progress..........................................           8,062       9,304
  Retainage............................................           1,676       2,985
                                                                -------     -------
                                                                 54,203      59,264
Allowance for doubtful accounts........................          (4,915)     (5,254)
                                                                -------     -------
                                                                $49,288     $54,010
                                                                =======     =======

(4) ACCOUNTING FOR INSTALLATION CONTRACTS --

  The following summarizes installation contracts in progress at December 31:

                                                                                             2000        1999
                                                                                           -------     -------
                                                                                             (in thousands)
Costs incurred on contracts in progress...........................................         $50,341     $40,970
Estimated earnings, net of losses.................................................           8,913       6,719
                                                                                           -------     -------
                                                                                            59,254      47,689
  Less -- billings to date........................................................          58,451      47,541
                                                                                           -------     -------
                                                                                           $   803     $   148
                                                                                           =======     =======
Included in the accompanying balance sheet under the following captions:
  Contracts in progress...........................................................         $ 2,525     $ 2,508
  Advance billings................................................................          (1,722)     (2,360)
                                                                                           -------     -------
                                                                                           $   803     $   148
                                                                                           =======     =======

(5) INVENTORY --

  Inventory consisted of the following at December 31:

                                                                      2000        1999
                                                                    -------     -------
                                                                      (in thousands)
Raw materials and supplies..................................        $ 5,875     $ 7,101
Finished goods..............................................         11,955      12,632
                                                                    -------     -------
                                                                    $17,830     $19,733
                                                                    =======     =======


(6) PROPERTY, PLANT AND EQUIPMENT --

  Property, plant and equipment consisted of the following at December 31:

                                                             Useful lives     2000        1999
                                                             ------------   --------    --------
                                                                Years         (in thousands)
                                                             ------------
Land...................................................                       $  3,146    $  3,005
Buildings and improvements.............................          10-15          16,932      14,506
Machinery and equipment................................           3-12          71,261      66,280
Furniture and fixtures.................................            3-5             823         846
                                                                              --------    --------
                                                                                92,162      84,637
Less -- accumulated depreciation.......................                        (59,473)    (53,756)
                                                                              --------    --------
                                                                              $ 32,689    $ 30,881
                                                                              ========    ========

(7) ACCOUNTS PAYABLE AND ACCRUED LIABILITIES --

  Accounts payable and accrued liabilities consisted of the following at December 31:

                                                     2000        1999
                                                   -------     -------
                                                     (in thousands)
Trade accounts payable.....................        $13,196     $14,031
Self-insurance reserves....................          3,256       3,086
Compensation and benefits..................          4,630       2,698
Accrued construction costs.................            241         233
Taxes, other than income...................          1,086       1,310
Other accrued liabilities..................          5,183       7,715
                                                   -------     -------
                                                   $27,592     $29,073
                                                   =======     =======

(8) LONG-TERM DEBT --

  Long-term debt consisted of the following at December 31:

                                                                                               2000        1999
                                                                                             -------     -------
                                                                                               (in thousands)
Revolving line of credit payable to banks, interest due quarterly...................         $    --     $    --
11.17% Notes due June 15, 2000, with interest payable quarterly
  at 11.17%.........................................................................              --       5,000
7.34% Notes due August 1, 2005, with required annual principal payments of $5,000,000 beginning August 1, 2001, interest
  payable semi-annually at 7.34%....................................................          25,000      25,000
8% Promissory Note due December 31, 2004, with required annual
  principal and interest payments of $206,000 on December 31........................             682         822
Installment loans, denominated in Deutsche Marks, due September,
  2002, with required semi-annual principal and interest
  payments, interest rates ranging from 7.5% to 8.0%, secured by
  property and plant................................................................             314         538
                                                                                             -------     -------
                                                                                              25,996      31,360
  Less -- current maturities........................................................          (5,341)     (5,343)
                                                                                             -------     -------
                                                                                             $20,655     $26,017
                                                                                             =======     =======

  The Company entered into a $25,000,000 multi-currency revolving credit facility (the "Revolver") with Bank of America, N.A.(formerly NationsBank of Texas, N.A.) as agent, on July 27, 1995. The Revolver as amended, matures on September 30, 2002, and bears interest, at the Company's option, at the bank's prime rate or the reserve adjusted LIBOR plus an applicable margin based on the ratio of funded debt to total capitalization. An annual commitment fee of up to 3/8% is payable on any unused portion of the facility. Under the terms of the revolving line of credit agreement, the Company is required to maintain certain financial ratios and a specific level of consolidated tangible net worth. As of December 31, 2000, there was no balance outstanding under the Revolver. However, letters of credit issued under this facility totaled $975,000 reducing the balance available to $24,025,000. The letters of credit primarily secure performance of self-insurance programs.

  The Company has credit facilities with two German banks to support its European cash management and bank guarantee requirements in the amount of DM 11,000,000. These revolving credit facilities are secured by property and plant in Germany which also secures an installment loan that matures in September, 2002, and bears interest at various market rates. These credit facilities are used primarily to guarantee the performance of German installation contracts. At December 31, 2000, the Company had DM 4,105,000 available under these credit facilities with DM 1,109,000 used for working capital and DM 5,786,000 of bank guarantees outstanding.

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


Year Ending
December 31,
------------
2001......................................................................................................      5,341
2002......................................................................................................      5,288
2003......................................................................................................      5,177
2004......................................................................................................      5,191
2005......................................................................................................      5,000
Thereafter................................................................................................         --
                                                                                                              -------
                                                                                                              $25,996
                                                                                                              =======

(9) FINANCIAL INSTRUMENTS --

Fair value of financial instruments --

  The Company's financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables and debt instruments. The book values of cash and cash equivalents, trade receivables and trade payables and floating-rate debt instruments are considered to be representative of their respective fair values. The Company had $25,996,000 and $31,360,000 of fixed-rate debt instruments at December 31, 2000 and 1999, with fair values of approximately $25,936,000 and $31,438,000, respectively. The fair value of long-term debt was estimated based on quoted market prices for these or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The difference between the fair value and the carrying value represents the theoretical net discount or premium the Company would receive or have to pay to retire all debt at such date.

(10)  PER SHARE INFORMATION --

  The following table sets forth the weighted average shares for the computation of basic and diluted earnings per share (in thousands):

                                                                                                         Year Ended December 31,
                                                                                                        ------------------------
                                                                                                          2000     1999     1998
                                                                                                        ------   ------   ------
Weighted average common shares outstanding....................................................          11,903   12,931   13,208
Dilutive securities -- stock options..........................................................              --       --       --
                                                                                                        ------   ------   ------
Weighted average common shares outstanding assuming full dilution.............................          11,903   12,931   13,208
                                                                                                        ======   ======   ======

(11)  STOCKHOLDERS' EQUITY --

  On September 18, 1998, the Company's board of directors adopted a stock repurchase plan under which the company was authorized to repurchase up to 1,000,000 shares of its outstanding common stock in open market transactions depending on market conditions. This amount was increased to 3,000,000 as of December 31, 2000. As of December 31, 2000, stockholders' equity included 1,354,657 shares repurchased under the plan at an aggregate cost of $4,279,813.

  On June 5, 2000 the Company repurchased a block of 717,800 shares directly from an institutional holder at a cost of $2,174,938.

  The Company's board of directors adopted a qualified employee stock purchase plan on October 16, 1991, effective January 1, 1992. The plan authorizes the issuance of up to 100,000 shares of common stock for purchase by participating employees at a 15% discount from the market price through January 2001. As of December 31, 2000 and 1999, 46,670 and 39,186 shares, respectively, had been issued under this plan.

  In 1986, the Company's board of directors adopted an employee stock option plan (the "1986 Employee Plan"). This Plan, as amended, permitted up to 850,000 stock options to be granted. The plan permitted the grant of both "incentive" and "non-qualified" stock options to employees of the Company. Each option is exercisable for a period of up to ten years after it is granted. Unless the terms of the option specify otherwise, options may be exercised in respect of 33-1/3%, 66-2/3% and 100% of the shares covered, upon the third, fourth and fifth anniversaries of the date of grant. The option price cannot be less than the fair market value of the shares on the date the option is granted. Any options available for grant under this plan are now a part of the 1995 Incentive Stock Plan.

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

  In 1995, the Company's board of directors adopted the 1995 Incentive Stock Plan (the "1995 Employee Plan"). The 1995 Employee Plan as subsequently amended and restated, permits the grant of up to 1,750,000 stock options less any options exercised or outstanding under the 1986 Employee Plan through March 25, 2001. The 1995 Employee Plan provides for the grant of (i) non-qualified stock options, (ii) incentive stock options, (iii) shares of restricted stock, (iv) shares of phantom stock, and (v) stock bonuses (collectively, "Incentive Awards"). In addition, the 1995 Employee Plan permits the grant of cash bonuses payable when a participant is required to recognize income for federal income tax purposes in connection with the vesting of shares of restricted stock or the grant of a stock bonus. Key employees, including officers (whether or not they are directors), of the Company and its subsidiaries are eligible to participate in the 1995 Employee Plan. Each non-qualified stock option issued under the 1995 Employee Plan is granted for a period up to seven years after it is granted and may be exercised in respect of 50% and 100% of the shares covered upon the first and second anniversaries of the date of grant. The option price cannot be less than the fair market value of the shares on the date the option is granted.

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

The stock option activity under each plan is set forth below:

                                 1986 Employee Plan             1988 Director Plan            1995 Employee Plan
                             --------------------------     --------------------------   --------------------------
                              Shares        Option          Shares         Option         Shares         Option
                               Under         Price           Under          Price          Under          Price
                              Option       Per Share        Option        Per Share       Option        Per Share
                             -------    ---------------    --------    ---------------  ---------    --------------
OUTSTANDING AT
 DECEMBER 31, 1997.......    184,150    $5.25 to $15.63      60,000    $6.25 to $16.17    680,450    $4.88 to $9.00
   Granted...............                                                                 291,500    $4.00 to $5.31
   Exercised.............
   Cancelled.............    (32,700)   $5.25 to $13.38     (15,000)   $6.25 to $16.17    (12,500)   $5.25 to $6.50
                             -------    ---------------     -------    ---------------  ---------    --------------
OUTSTANDING AT
 DECEMBER 31, 1998.......    151,450    $5.25 to $15.63      45,000    $6.25 to $11.63    959,450    $4.00 to $9.00

   Granted...............                                                                 416,000    $3.75 to $3.75
   Exercised.............
   Cancelled.............    (56,000)   $5.25 to $15.63                                  (429,500)   $4.00 to $6.50
                             -------    ---------------                                   -------    --------------
OUTSTANDING AT
 DECEMBER 31, 1999.......     95,450    $5.25 to $11.13      45,000    $6.25 to $11.63    945,950    $3.75 to $9.00

   Granted...............                                                                 421,500    $2.32 to $3.56
   Exercised.............
   Cancelled.............    (17,400)    $8.25 to $8.25     (30,000)   $8.25 to $16.17   (141,750)   $3.75 to $6.50
                             -------     --------------     -------    ---------------
OUTSTANDING AT
 DECEMBER 31, 2000.......     78,050    $5.25 to $11.13      15,000     $6.25 to $7.00  1,225,700    $2.32 to $9.00
                             =======    ===============     =======    ===============  =========    ==============
Options Exercisable......     78,050    $5.25 to $11.13      15,000     $6.25 to $7.00    411,200    $4.00 to $9.00
                             =======    ===============     =======    ===============  =========    ==============
Options Available
   for Future Grants.....          0                              0                       234,654
                             =======                        =======                     =========

                                            1996 DIRECTOR PLAN
                                        -------------------------
                                         Shares        Option
                                          Under         Price
                                         Option       Per Share
                                        -------    --------------
OUTSTANDING AT
 DECEMBER 31, 1997.......                24,000    $4.88 to $7.00
   Granted...............                16,000    $5.63 to $5.81
   Exercised.............
   Cancelled.............

OUTSTANDING AT
 DECEMBER 31, 1998.......                40,000    $4.88 to $7.00

   Granted...............                12,000    $3.81 to $3.81
   Exercised.............
   Cancelled.............

OUTSTANDING AT
 DECEMBER 31, 1999.......                52,000    $3.81 to $7.00
                                         ------    --------------
   Granted...............                12,000    $2.88 to $2.88
   Exercised.............
   Cancelled.............               (16,000)   $3.81 to $7.00

OUTSTANDING AT
 DECEMBER 31, 2000.......                48,000    $2.88 to $7.00
                                        =======    ==============
Options Exercisable......                48,000    $2.88 to $7.00
                                        =======    ==============
Options Available
   for Future Grants.....                52,000
                                        =======

  Substantially all outstanding options were priced between $2.32 and $11.13 per share at December 31, 2000. The weighted average of the remaining contractual life for the outstanding options at December 31, 2000, was 5.4 years. The weighted average price of options outstanding during 2000, 1999 and 1998 was $5.24, $6.38 and $5.69, respectively.

  The Company applies APB Opinion 25 and related Interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation expense has been recognized for its 1996 Director Plan and unrestricted stock options from the 1995 Employee Plan.

  Pro forma information regarding net income and earnings per share is required by FASB Statement No. 123, "Accounting for Stock-Based Compensation". Statement 123 also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994, under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2000, 1999 and 1998, respectively: risk-free interest rates of 5.3%, 6.5% and 4.7%; a dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of 49%, 60% and 40% and a weighted-average expected life of the option of 5 to 7 years.

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

  For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for earnings per share information):

                                                                   Year Ended December 31,
                                                                 --------------------------
                                                                   2000      1999      1998
                                                                 ------    ------    ------
Net income
  As reported.........................................           $3,638    $4,907    $4,020
  Pro forma...........................................            3,143     4,649     3,569
Basic and diluted earnings per share
  As reported.........................................              .31       .38       .30
  Pro forma...........................................              .26       .36       .27

  The estimated fair value of stock options issued in 2000 and 1999 was $495,000 and $258,000, respectively.

(12)  Income taxes --

  Domestic and foreign income before income taxes were as follows:

                                                               Year Ended December 31,
                                                            ---------------------------
                                                             2000       1999      1998
                                                            ------     ------    ------
                                                                   (in thousands)
Domestic.........................................           $5,793     $4,107    $4,796
Foreign..........................................              172      4,354     2,136
                                                            ------     ------    ------
          Total..................................           $5,965     $8,461    $6,932
                                                            ======     ======    ======

  The provision (benefit) for income taxes consisted of the following:

                                                                        Year Ended December 31,
                                                                     -----------------------------
                                                                        2000       1999       1998
                                                                     -------     ------     ------
                                                                              (in thousands)
Current expense:
  U.S.
     Federal...............................................          $ 2,368     $2,025     $1,720
     State.................................................              246        181        139
                                                                     -------     ------     ------
          Total U.S........................................            2,614      2,206      1,859
  Foreign..................................................              977      2,214      1,411
                                                                     -------     ------     ------
          Total current....................................            3,591      4,420      3,270
Deferred expense (benefit):
  U.S.
     Federal...............................................             (452)      (356)       (57)
     State.................................................              (38)      (138)        (1)
                                                                     -------     ------     ------
          Total U.S........................................             (490)      (494)       (58)
  Foreign..................................................             (774)      (372)      (300)
                                                                     -------     ------     ------
          Total deferred...................................           (1,264)      (866)      (358)
                                                                     -------     ------     ------
          Total provision for income taxes.................          $ 2,327     $3,554     $2,912
                                                                     =======     ======     ======

  A reconciliation between the provision for income taxes and income taxes computed by applying the statutory rate is as follows:

                                                                            Year Ended December 31,
                                                                         -----------------------------
                                                                           2000       1999       1998
                                                                         ------     ------     ------
                                                                                 (in thousands)
Tax provision (benefit) at statutory rate......................          $2,028     $2,877     $2,357
Add (deduct):
  Amortization of goodwill.....................................             368        388        451
  Meals and entertainment disallowance.........................             365        350        387
  Foreign Sales Corporation benefit............................            (360)      (170)      (204)
  Taxable differential for foreign subsidiaries................             107        243        139
  State income taxes...........................................             137         98         91
  Other, net...................................................            (318)      (232)      (309)
                                                                         ------     ------     ------
                                                                         $2,327     $3,554     $2,912
                                                                         ======     ======     ======

  The tax effects of temporary differences that gave rise to the deferred tax assets and liabilities were as follows at December 31:

                                                               2000       1999
                                                              ------     ------
                                                               (in thousands)
Deferred tax assets:
  Accrued expenses....................................        $4,046     $4,778
  Loss carryforward...................................           915         --
  Foreign currency hedge..............................           713         --
  Other...............................................           456        255
                                                              ------     ------
                                                               6,130      5,033
                                                              ------     ------
Deferred tax liabilities:
  Excess of tax depreciation over book depreciation...         1,478      1,943
  Long-term contracts.................................           265         --
  Other...............................................            --         --
                                                              ------     ------
                                                               1,743      1,943
                                                              ------     ------
          Total deferred tax asset....................        $4,387     $3,090
                                                              ======     ======

  Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $4,964,000 at December 31, 2000. Provision for U.S. federal and state income taxes not has been provided for earnings considered to be indefinitely reinvested. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

(13) EMPLOYEE BENEFIT PLANS --

  The Company has a defined contribution employee benefit plan under which substantially all U.S. employees are eligible to participate. The Company matches a portion of the employees' contributions. The Company contributed $477,000, $472,000 and $441,000 to the plan during the years ended December 31, 2000, 1999 and 1998, respectively. Under the terms of the plan, contributions to the plan may be discontinued at any time.

(14) PENSION PLAN --

  The Company's German subsidiary has an unfunded pension plan providing benefits to three former employees. The plan provides fixed minimum pension payments at retirement age. There are no assets held in outside funds.

  The Company has adopted FAS 87, "Employers' Accounting for Pensions"; however, to the extent pension costs under German law exceed amounts computed under FAS 87, those additional amounts are recorded by the Company. Pension expense for the years ended December 31, 2000, 1999, and 1998 was $24,000, $84,000 and
$132,000 respectively. The actuarial present value of accumulated benefits was $1,014,000 and $1,302,000 as of December 31, 2000 and December 31, 1999,
respectively. The projected benefit obligation for service rendered to date, net of unrecognized prior service cost, was $1,014,000 and $1,302,000 as of December 31, 2000 and 1999, respectively.

  The computation assumed a discount rate on benefit obligations of 7%, annual salary increases of 2% and annual benefit increases of 2% for 2000 and 1999.

(15) CONCENTRATION OF CREDIT RISK --

  Accounts receivable, as financial instruments, could potentially subject the Company to concentrations of credit risk. The Company continuously evaluates the creditworthiness of its customers and may require customers to provide letters of credit to guarantee payments. During 2000, 1999 and 1998, no single customer accounted for 10% or greater of total net sales.

(16) Research and development costs --

  Research and development costs are charged to expense as incurred. The amounts of research and development and quality control expenditures during the years ended December 31, 2000, 1999 and 1998 were $1,350,000, $1,616,000 and
$1,845,000 respectively.

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

  Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information allows the aggregation of an enterprise's segments if they are similar. The Company operates in different geographic areas, however, the Company has reviewed the aggregation criteria and determined that the Company operates as one segment based on the high degree of similarity of the following aspects of the Company's operations:

  - nature of the products and services,
  - raw materials and production processes used,
  - customers and markets served,
  - methods used to distribute products and services,
  - effects of regulatory influences on the market, and the economic characteristics of the products and services in different geographical areas.

                                                                                                               Years Ended
                                                                                                     ------------------------------
                                                                                                       2000       1999       1998
                                                                                                     --------    -------    -------
Sales to unaffiliated customers (based on the geographic location of the customer):
  United States................................................................................      $105,659    $94,767    $92,934
  Europe.......................................................................................        49,007     51,256     49,195
  Latin & South America........................................................................        16,095      8,923     15,300
  Far East/Pacific Rim.........................................................................        14,278     13,496     13,309
  Other........................................................................................         6,281     10,127      8,817

Only sales to one country, the United States, accounted for more than 10% of total sales.
Sales into other countries, accounting for less than 10% of total sales, have been aggregated into geographic regions for this presentation.

Long lived assets (principally property, plant and equipment):
  United States................................................................................        22,365     23,368     25,481
  Germany......................................................................................         3,764      4,729      6,532
  Thailand.....................................................................................         4,100         --         --
  Other........................................................................................         5,263      5,319      5,393

Only long-lived assets in the United States, Germany and Thailand accounted for more than 10%
 of total long-lived assets.



                         GUNDLE/SLT ENVIRONMENTAL, INC.

                               SUPPLEMENTARY DATA

Consolidated quarterly financial data (Unaudited) --

   Unaudited quarterly information for fiscal 2000 and 1999 is as follows (in thousands, except per share amounts):


                                                               2000                                          1999
                                           ------------------------------------------    ------------------------------------------
                                                            Quarter                                       Quarter
                                           ------------------------------------------    ------------------------------------------
                                            First       Second     Third      Fourth      First       Second     Third      Fourth
                                           --------    --------   --------   --------    --------    --------   --------   --------
Net sales...............................    $29,881     $57,388    $59,982    $44,069     $22,448     $52,069    $61,389    $42,663
Gross profit............................      3,742      11,766     11,018      6,053       2,886      12,166     14,296      6,573
Income (loss) before income taxes.......     (3,241)      5,388      4,800       (982)     (4,151)      5,152      7,944       (484)
Net income (loss).......................     (1,880)      3,125      2,993       (600)     (2,408)      2,989      4,607       (281)
Basic and diluted earnings (loss) per
  Common share..........................       (.16)        .26        .26       (.05)       (.18)        .23        .36       (.02)

  The above data should be read in conjunction with the consolidated financial statements and notes thereto.

                                                                     SCHEDULE II

                         GUNDLE/SLT ENVIRONMENTAL, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                                                  Balance at   Additions                Balance
                                                                                  Beginning     Charged                 at End
                                  Description                                      of Year     to Expense   Writeoffs   of Year
                                  -----------                                     ----------   ----------   ---------   -------
December 31, 1998
  Allowance for doubtful accounts..............................................       $4,347       $1,394      $  785    $4,955
                                                                                      ======       ======      ======    ======
December 31, 1999
  Allowance for doubtful accounts..............................................       $4,955       $1,195      $  896    $5,254
                                                                                      ======       ======      ======    ======
December 31, 2000
  Allowance for doubtful accounts..............................................       $5,254       $  791      $1,130    $4,915
                                                                                      ======       ======      ======    ======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  Not applicable.

                                    PART III

  Part III (Items 10 through 13) is omitted since the Company expects to file with the Securities and Exchange Commission within 120 days following December 31, 2000, definitive proxy materials pursuant to Regulation 14A under the Securities Exchange Act of 1934 involving the annual election of directors and certain other matters. If for any reason such a statement is not so filed, this Report will be appropriately amended.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  (a)(1) Financial statements (see financial statements at pages 14-32)

  (a)(2) Supplementary data (see page 33)

  (a)(3) Financial schedule (see page 34)

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


10-I        -- Employment Agreement dated March 10, 1997, between Roger J. Klatt and the Company. (Incorporated by reference to Exhibit of the same Number in Registrant's 1997 Annual Report on Form 10-K).
10-J        -- Registrant's 1996 Nonqualified Stock Option Plan for Non-Employee
               Directors (Exhibit 4.1 to Registrant's Report on Form S-8 No. 333-23299 is incorporated herein by reference).
10-L        -- Amendment dated June 4, 1998, to the Employment Agreement dated
               March 10, 1997, between Roger J. Klatt and the Company. (Incorporated by reference to Exhibit of the same Number in Registrant's 1998 Annual Report on Form 10-K).
11          -- Computation of per share earnings (see financial statements at page 26).
21          -- Subsidiaries.
23          -- Consent of Independent Auditors--Ernst & Young LLP.

   (b) Reports on Form 8-K--None.

   (c) Exhibits (see Item (a)(3), above).

   (d) Additional financial statements (see Items (a)(1) and (a)(2) above).

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 1st day of March, 2001.

                                            GUNDLE/SLT ENVIRONMENTAL, INC.

                                            By /s/ SAMIR T. BADAWI
                                              -------------------------------
                                                Samir T. Badawi, President

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the 1st day of March, 2001.


           SIGNATURE                             TITLE
           ---------                             -----
    /s/ SAMIR T. BADAWI                      Director and Principal Executive
-------------------------------               Officer
        Samir T. Badawi

    /s/ ROGER J. KLATT                       Principal Financial and Accounting
-------------------------------               Officer
        Roger J. Klatt

    /s/ SAMIR T. BADAWI                      Director and Chairman of the Board
-------------------------------
        Samir T. Badawi

    /s/ JAMES R. BURKE                       Director
-------------------------------
        James R. Burke

    /s/ BRUCE CUMMINGS                       Director
-------------------------------
        Bruce Cummings

    /s/ JAMES R. GIBBS                       Director
-------------------------------
        James R. Gibbs

  /s/ T. WILLIAM PORTER                      Director
-------------------------------
      T. William Porter

  /s/ EDWARD T. SHEEHAN                      Director
-------------------------------
      Edward T. Sheehan

                               INDEX TO EXHIBITS


Exhibit
   No.
-------
 2-A        -- Plan Agreement of Merger dated March 28, 1995, between the
               Company and SLT Environmental, Inc. (Exhibit A to Registrant's
               Preliminary Proxy Statement filed on May 4, 1995, is incorporated herein by reference).
 3-A        -- Articles of Incorporation as amended (Exhibits 3.1, 3.2 and 3.3 to Registrant's Registration Statement No. 33-9809 are
               incorporated herein by reference).
 3-B        -- Bylaws (Exhibit 3.4 to Registrant's Registration Statement No.
               33-9809 is incorporated herein by reference).
 4-E        -- Credit Agreement dated as of July 27, 1995, between the Company, the financial institutions named therein and NationsBank of
               Texas, N.A., as agent (incorporated by reference to Exhibit 1.6 to Registrant's Current Report on Form 8-K filed on August 9,
               1995).
 4-F        -- Note Agreements dated as of June 15, 1995, between Gundle
               Environmental Systems, Inc. and certain institutions covering the Senior Notes due August 1, 2005 (incorporated by reference to
               Exhibits 1.3 and 1.4 to Registrant's Current Report on Form 8-K
               filed August 9, 1995).
10-B        -- Registrant's 1986 stock option plan (Exhibit 10.11 to
               Registrant's Registration Statement No. 33-44306 is incorporated herein by reference).
10-G        -- Registrant's 1995 Amended and Restated Incentive Stock Plan.
               (Incorporated by reference to 4.1 of the Registrant's
               Registration Statement number 333-01759).
10-I        -- Employment Agreement dated March 10, 1997, between Roger J. Klatt and the Company (incorporated by reference to Exhibit of the same number in Registrant's 1997 Annual Report on Form 10-K).
10-J        -- Registrant's 1996 Nonqualified Stock Option Plan for Non-Employee
               Directors (Exhibit 4.1 to Registrant's Report on Form S-8 No.
               333-23299 is incorporated herein by reference).
10-L        -- Amendment dated June 4, 1998, to the Employment Agreement dated
               March 10, 1997, between Roger J. Klatt and the Company.
               (incorporated by reference to Exhibit of the same Number in
               Registrant's 1998 Annual Report on Form 10-K).
11          -- Computation of per share earnings (see financial statements at page 26).
21          -- Subsidiaries.
23          -- Consent of Independent Auditors--Ernst & Young LLP.