Form 10-Q
period 2001-03-31
GUNDLE SLT ENVIRONMENTAL INC
filed 2001-05-04
CIK 805023

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                                     of the
                        SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended     March 31, 2001     Commission File Number 1-9307
                  ----------------------                        ------


                        GUNDLE/SLT ENVIRONMENTAL, INC.
--------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its Charter)


              Delaware                         22-2731074
--------------------------------------------------------------------------------
   (State or other jurisdiction of            (IRS Employer
    incorporation or organization)          Identification No.)



          19103 Gundle Road   Houston, Texas           77073
     ---------------------------------------------------------------------
   (Address of principal executive offices)         (Zip Code)


(Registrant's telephone number, including area code)   (281) 443-8564
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

Yes   X      No ____
    -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.


          Class                           Outstanding at April 25, 2001
----------------------------              -------------------------------
Common stock, par value $.01                        11,043,661

                         GUNDLE/SLT ENVIRONMENTAL, INC.

                                     INDEX

                                                                            PAGE

PART I - FINANCIAL INFORMATION

     Condensed Consolidated Balance Sheets as of
     March 31, 2001 (Unaudited) and
     December 31, 2000                                                        3

     Consolidated Statements of Income
     For the Three Months Ended March 31,
     2001 and 2000 (Unaudited)                                                4

     Consolidated Statements of Cash Flows
     For the Three Months Ended March 31, 2001
     and 2000 (Unaudited)                                                     5

     Notes to Condensed Consolidated Financial
     Statements                                                               6

     Management's Discussion and Analysis of Results
     of Operations and Financial Condition                                    8

PART II - OTHER INFORMATION                                                  11

                        GUNDLE/SLT ENVIRONMENTAL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)

                                                                           MARCH 31          DECEMBER 31,
                                                                             2001                2000
                                                                         ------------        ------------
                                                                          (UNAUDITED)
ASSETS
CURRENT ASSETS:
  CASH AND CASH EQUIVALENTS                                              $     14,268        $     11,270
  ACCOUNTS RECEIVABLE, NET                                                     28,873              50,607
  CONTRACTS IN PROGRESS                                                         2,467               2,525
  INVENTORY                                                                    27,214              17,830
  DEFERRED INCOME TAXES                                                         4,679               5,373
  PREPAID EXPENSES AND OTHER                                                    2,059                 777
                                                                           ----------          ----------

        TOTAL CURRENT ASSETS                                                   79,560              88,382

PROPERTY, PLANT AND EQUIPMENT, NET                                             35,916              32,689
EXCESS OF PURCHASE PRICE OVER FAIR VALUE
  OF NET ASSETS ACQUIRED, NET                                                  23,143              23,638
OTHER ASSETS                                                                    3,680               3,854
                                                                           ----------          ----------

                                                                         $    142,299        $    148,563
                                                                           ==========          ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                               $     28,789        $     27,831
  ADVANCE BILLINGS ON CONTRACTS IN PROGRESS                                     1,526               1,722
  SHORT-TERM DEBT                                                               1,654                 534
  CURRENT PORTION OF LONG-TERM DEBT                                             5,328               5,341
  INCOME TAXES PAYABLE                                                         (2,055)              1,005
                                                                           ----------          ----------

        TOTAL CURRENT LIABILITIES                                              35,242              36,433

LONG-TERM DEBT                                                                 20,558              20,655
DEFERRED INCOME TAXES                                                             607                 747
OTHER LIABILITIES                                                               1,254               1,420

STOCKHOLDERS' EQUITY:
  PREFERRED STOCK, $1.00 PAR VALUE, 1,000,000 SHARES
    AUTHORIZED, NO SHARES ISSUED OR OUTSTANDING                                     -                   -
  COMMON STOCK, $.01 PAR VALUE, 30,000,000
    SHARES AUTHORIZED, 18,109,923 AND 18,103,695 SHARES ISSUED                    181                 181
  ADDITIONAL PAID-IN CAPITAL                                                   69,380              69,364
  RETAINED EARNINGS                                                            56,133              58,915
  ACCUMULATED OTHER COMPREHENSIVE INCOME                                       (3,878)             (2,048)
                                                                           ----------          ----------
                                                                              121,816             126,412
  TREASURY STOCK AT COST, 7,065,262 and 7,040,562 SHARES                      (37,178)            (37,104)
                                                                           ----------          ----------

        TOTAL STOCKHOLDERS' EQUITY                                             84,638              89,308
                                                                           ----------          ----------

                                                                         $    142,299        $    148,563
                                                                           ==========          ==========

                THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
              THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        GUNDLE/SLT ENVIRONMENTAL, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
             (AMOUNTS IN THOUSANDS EXCEPT EARNINGS PER SHARE DATA)
                                  (UNAUDITED)

                                                                                THREE MONTHS ENDED
                                                                                      MARCH 31
                                                                       ------------------------------------
                                                                            2001                     2000
                                                                       -----------              -----------
SALES AND OPERATING REVENUE                                            $    23,544              $    29,881
COST OF PRODUCTS & SERVICES                                                 21,476                   26,139
                                                                       -----------              -----------

GROSS PROFIT                                                                 2,068                    3,742

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                                                    6,273                    6,200
AMORTIZATION OF GOODWILL                                                       332                      341
                                                                       -----------              -----------
OPERATING INCOME                                                            (4,537)                  (2,799)

OTHER (INCOME) EXPENSES:
  INTEREST EXPENSE                                                             359                      611
  INTEREST INCOME                                                             (159)                    (278)
  OTHER EXPENSE, NET                                                            62                      110
                                                                       -----------              -----------

INCOME BEFORE INCOME TAXES                                                  (4,799)                  (3,242)

BENEFIT FOR INCOME TAXES                                                    (2,015)                  (1,361)
                                                                       -----------              -----------

NET LOSS                                                               $    (2,784)             $    (1,881)
                                                                       ===========              ===========
BASIC AND DILUTED EARNINGS
   PER COMMON SHARE                                                    $     (0.25)             $     (0.15)
                                                                       ===========              ===========
WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                                                       11,050                   12,633
                                                                       ===========              ===========

                THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
              THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                 GUNDLE/SLT ENVIRONMENTAL, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (AMOUNTS IN THOUSANDS)
                           (UNAUDITED)

                                                                    THREE MONTHS ENDED
                                                                         MARCH 31
                                                         --------------------------------------
                                                                 2001                2000
                                                         ------------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET LOSS                                                   $   (2,784)         $   (1,881)
  ADJUSTMENTS TO RECONCILE NET LOSS TO CASH
    PROVIDED BY (USED IN) OPERATING ACTIVITIES:
    DEPRECIATION                                                  1,940               1,997
    AMORTIZATION                                                    337                 390
    DEFERRED INCOME TAXES                                           218                (476)
    GAIN ON SALE OF ASSETS                                          (32)                 (5)
    INCREASE (DECREASE) IN CASH DUE TO
      CHANGES IN ASSETS AND LIABILITIES:
      ACCOUNTS RECEIVABLE                                        20,868              16,055
      CONTRACTS IN PROGRESS                                         (66)             (1,719)
      INVENTORY                                                 (10,075)             (6,015)
      ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                    1,137                 465
      ADVANCE BILLINGS ON CONTRACTS IN PROGRESS                    (177)             (1,181)
      INCOME TAXES PAYABLE                                       (2,385)             (1,475)
      OTHER                                                      (1,086)             (1,454)
                                                             ----------          ----------
      NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES         7,895               4,701
                                                             ----------          ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  ADDITIONS TO PROPERTY, PLANT AND EQUIPMENT                     (5,641)               (379)
  PROCEEDS FROM SALE OF EQUIPMENT                                    95                   5
  PAYMENTS FOR THE ACQUISITION OF A BUSINESS, NET OF
    CASH ACQUIRED                                                     -              (4,226)
  OTHER                                                               -                (108)
                                                             ----------          ----------
      NET CASH USED IN INVESTING ACTIVITIES                      (5,546)             (4,708)
                                                             ----------          ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  REPURCHASE OF COMMON STOCK                                        (74)               (967)
  PROCEEDS FROM THE EXERCISE OF STOCK OPTIONS AND
    PURCHASES UNDER THE EMPLOYEE STOCK PURCHASE PLAN                 17                  25
  RETIREMENT OF LONG-TERM DEBT                                        -                 (97)
  INCREASE IN SHORT-TERM DEBT                                     1,101                  32
                                                             ----------          ----------
      NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES         1,044              (1,007)
                                                             ----------          ----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                            (395)                266
                                                             ----------          ----------
NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS               2,998                (748)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD             11,270              16,873
                                                             ----------          ----------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD               $   14,268          $   16,125
                                                             ==========          ==========


                THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
              THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                         GUNDLE/SLT ENVIRONMENTAL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1)  Basis of Presentation -

  General -

     The accompanying unaudited, condensed consolidated financial statements have been prepared by the Registrant ("Gundle/SLT Environmental, Inc." or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of such financial statements for the periods indicated. Certain information relating to the Company's organization and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States has been condensed or omitted in this Form 10-Q pursuant to Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission. However, the Company believes that the disclosures herein are adequate to make the information presented not misleading. The results for the three months ended March 31, 2001, are not necessarily indicative of future operating results. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

     The accounting policies followed by the Company in preparing interim condensed consolidated financial statements are similar to those described in the "Notes to Consolidated Financial Statements" in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

(2)  Inventory -

     Inventory is stated at the lower of cost or market. Cost, which includes material, labor and overhead, is determined by the weighted average cost method, which approximates the first in, first out cost method. Inventory consisted of the following (000's):

                              March 31,   December 31,
                                2001          2000
                              ---------   ------------

Raw materials and supplies      $ 7,544       $ 5,875
Finished goods                   19,670        11,955
                                -------       -------
                                $27,214       $17,830
                                =======       =======

(3)  Income Taxes -

     The Company's provision for income taxes is recorded at the statutory rates adjusted for the effect of any permanent differences. The Company has a tax holiday in Thailand through 2003 and a 50% reduced tax rate for 2004 through 2008.


(4)  Equity -

     On September 18, 1998, the Company's board of directors adopted a stock repurchase plan under which the Company was authorized to repurchase of up to 1,000,000 shares of its outstanding common stock in open market transactions depending on market conditions. This amount was increased to 3,000,000 as of December 31, 2000. As of March 31, 2001, stockholder's equity included 1,380,357 shares repurchased under this program. All of these transactions were funded with the Company's available cash. At March 31, 2001, the Company had 11,043,661 shares outstanding.

(5)  Comprehensive Income -


     During the first quarter of 2001 and 2000, other comprehensive income (losses), representing foreign currency translation adjustments, amounted to $(1,831,000) and $(314,000), respectively.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
-------   -----------------------------------------------------------------
          FINANCIAL CONDITION
          -------------------


RESULTS OF OPERATIONS
---------------------

Quarter:

          For the three months ended March 31, 2001, sales and operating revenue was $23,544,000 compared with $29,881,000 for the same period last year. The change in the U.S. Dollar exchange rate compared to the German Deutsche Mark, British Pound and Australian Dollar resulted in approximately $450,000 lower sales this quarter. U.S. sales and operating revenue was $7,954,000, 35% lower than for the same period last year. Units shipped were down 37%. Foreign sales and operating revenue was $15,590,000, 12% lower than last year. Foreign units shipped were down 5%.

     Gross profit for the quarter was $2,068,000, or 45% less than the prior year at $3,742,000. Exchange rates of the Company's functional foreign currencies reduced the quarter's gross profit by $132,000. Gross Profit was reduced by $1,000,000 of increased unabsorbed production and installation costs caused by fewer units shipped and installed in the U.S. Gross profit was also reduced by $282,000 in start-up costs at our new nonwoven facility in South Carolina. Gross profit margin, as a percentage of sales and operating revenue, decreased to 8.8% from 12.5% last year. Margin as a percentage of sales and operating revenue was lower primarily due to reduced absorption of production and installation costs.

     Selling, general and administrative (SG&A) expenses were $6,273,000 compared with $6,200,000 in the first quarter of 2000. Cost reductions resulting from the reduced value of foreign currencies ($120,000) were offset by $183,000 added for the new South Carolina operations and the Thailand operations which were purchased on March 1, 2000.

     Interest expense was $252,000 less than last year due to a decrease in outstanding debt resulting from scheduled repayments lowering interest by $140,000 and the capitalization of $116,000 interest related to the construction of the South Carolina facility.

     Other (income)/loss was $48,000 less than last year primarily due to improvement in results of our Egyptian joint venture

     The quarterly benefit for income taxes was $2,015,000 compared with $1,361,000 in the same period last year. The tax provision for both periods was recorded at the statutory rates adjusted for certain permanent differences.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     At March 31, 2001, the Company had working capital of $44,318,000, including cash and temporary investments of $14,268,000. The Company's cash, inventory and receivable balances fluctuate from quarter-to-quarter due to the seasonality of sales. The Company's capital structure consisted of $27,540,000 in debt and $84,638,000 in stockholders' equity as of March 31, 2001.

     On September 27, 1999, the Company amended its credit facility (the "Revolver") with Bank of America, formerly NationsBank of Texas, as agent. The amendment included changing the Revolver from $35,000,000 to $25,000,000 (at the Company's request) and extending the credit commitment date to September 30, 2002. Under the terms of the Revolver, the Company is required to maintain certain financial ratios and a specific level of consolidated net worth. At March 31, 2001, there was no balance outstanding on the Revolver, but $1,268,000 in letters of credit issued under this facility reduced the balance available to $23,732,000. The letters of credit issued under this facility secures self-insurance programs.

     The Company intends to repurchase its stock in the open market from time to time. As of March 31, 2001 a balance of 1,619,643 shares remained authorized to be purchased in the open market.

     The Company is expanding into nonwoven manufacturing. It has authorized spending $17,000,000 over a 3-year period to construct and equip a new facility in South Carolina. The Company will spend $11,500,000 on the first phase. Through March 31, $9,000,000 has been incurred, and the remaining $2,500,000 will be spent within 3 months.

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

     The Company has experienced raw material price increases in the first three months of 2001 and has been notified of more price increases later in the year. As the Company has a number of fixed price contracts, these raw material price increases are expected to lower the Company's gross profit margin in later quarters. The Company is attempting to increase its prices on all new orders to offset the effect of these raw material price increases.

     The Company's second quarter volume is expected to decline approximately 5% from last year, resulting in a substantial reduction in our earnings per share for the quarter and year 2001 as a whole. The projected revenue for the quarter and the year will be down by 5% to 10% and may result in a reduction in net profit by about 50%. This projection is specifically subject to the risks outlined in this 10-Q



                                  *    *    *



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

                            GUNDLE/SLT ENVIRONMENTAL, INC.



DATE    May 3 , 2001                   BY   /s/ Roger J. Klatt
     -------------------                  ----------------------------

                                             ROGER J. KLATT,
                                             EXECUTIVE VICE PRESIDENT &
                                             CHIEF FINANCIAL OFFICER