Form 10-Q
period 2001-06-30
GUNDLE SLT ENVIRONMENTAL INC
filed 2001-07-27
CIK 805023

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C. 20549


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                                    of the
                        SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended     June 30, 2001     Commission File Number 1-9307
                  ---------------------                        ------


                         GUNDLE/SLT ENVIRONMENTAL, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)


             Delaware                     22-2731074
--------------------------------------------------------------------------------
 (State or other jurisdiction of            (IRS Employer
  incorporation or organization)          Identification No.)


   19103 Gundle Road   Houston, Texas           77073
--------------------------------------------------------------------------------
 (Address of principal executive offices)      (Zip Code)


(Registrant's telephone number, including area code)   (281) 443-8564
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

Yes   X      No ____
    -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.


            Class                        Outstanding at July 25, 2001
----------------------------         -----------------------------------
Common stock, par value $.01                      11,043,661

                        GUNDLE/SLT ENVIRONMENTAL, INC.

                                     INDEX

                                                                           PAGE
PART I - FINANCIAL INFORMATION

     Condensed Consolidated Balance Sheets as of
     June 30, 2001 (Unaudited) and
     December 31, 2000                                                        3

     Consolidated Statements of Income
     For the Three and Six Months Ended June 30,
     2001 and 2000 (Unaudited)                                                4

     Consolidated Statements of Cash Flows
     For the Six Months Ended June 30, 2001
     and 2000 (Unaudited)                                                     5

     Notes to Condensed Consolidated Financial
     Statements                                                               6

     Management's Discussion and Analysis of Results
     of Operations and Financial Condition                                    8


PART II - OTHER INFORMATION                                                  11

                        GUNDLE/SLT ENVIRONMENTAL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)

                                                                 JUNE 30       DECEMBER 31,
                                                                   2001            2000
                                                               -----------      -----------
                                                               (UNAUDITED)
ASSETS
CURRENT ASSETS:
  CASH AND CASH EQUIVALENTS                                    $     7,155     $     11,270
  ACCOUNTS RECEIVABLE, NET                                          39,595           50,607
  CONTRACTS IN PROGRESS                                              7,491            2,525
  INVENTORY                                                         22,706           17,830
  DEFERRED INCOME TAXES                                              4,031            5,373
  PREPAID EXPENSES AND OTHER                                         2,469              777
                                                               -----------     ------------

          TOTAL CURRENT ASSETS                                      83,447           88,382

PROPERTY, PLANT AND EQUIPMENT, NET                                  36,447           32,689
EXCESS OF PURCHASE PRICE OVER FAIR VALUE
  OF NET ASSETS ACQUIRED, NET                                       22,779           23,638
OTHER ASSETS                                                         3,559            3,854
                                                               -----------     ------------

                                                               $   146,232     $    148,563
                                                               ===========     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                     $    28,584     $     27,831
  ADVANCE BILLINGS ON CONTRACTS
      IN PROGRESS                                                      798            1,722
  SHORT-TERM DEBT                                                    5,735              534
  CURRENT PORTION OF LONG-TERM DEBT                                  5,322            5,341
  INCOME TAXES PAYABLE                                              (1,583)           1,005
                                                               -----------     ------------

          TOTAL CURRENT LIABILITIES                                 38,856           36,433

  LONG-TERM DEBT                                                    20,557           20,655
  DEFERRED INCOME TAXES                                                485              747
  OTHER LIABILITIES                                                  1,339            1,420

STOCKHOLDERS' EQUITY:
  PREFERRED STOCK, $1.00 PAR VALUE, 1,000,000 SHARES
    AUTHORIZED, NO SHARES ISSUED OR OUTSTANDING
  COMMON STOCK, $.01 PAR VALUE, 30,000,000                               -                -
    SHARES AUTHORIZED, 18,109,923 AND 18,103,695 SHARES
    ISSUED                                                             183              181
  ADDITIONAL PAID-IN CAPITAL                                        69,378           69,364
  RETAINED EARNINGS                                                 56,978           58,915
  ACCUMULATED OTHER COMPREHENSIVE INCOME                            (4,366)          (2,048)
                                                               -----------     ------------
                                                                   122,173          126,412
  TREASURY STOCK AT COST, 7,066,262 and 7,040,562 SHARES           (37,178)         137,104)
                                                               -----------     ------------

          TOTAL STOCKHOLDERS' EQUITY                                84,995           89,308
                                                               -----------     ------------

                                                               $   146,232     $    148,563
                                                               ===========     ============

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
             OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        GUNDLE/SLT ENVIRONMENTAL, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
             (AMOUNTS IN THOUSANDS EXCEPT EARNINGS PER SHARE DATA)
                                  (UNAUDITED)

                                 THREE MONTHS ENDED        SIX MONTHS ENDED
                                       June 30                 June 30
                                --------------------    ---------------------
                                  2001        2000        2001         2000
                                --------    --------    --------     --------
SALES AND OPERATING REVENUE     $ 47,019    $ 57,387    $ 70,563     $ 87,268
COST OF PRODUCTS & SERVICES       39,147      45,621      60,623       71,760
                                --------    --------    --------     --------

GROSS PROFIT                       7,872      11,766       9,940       15,508

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES           5,989       6,025      12,262       12,225
AMORTIZATION OF GOODWILL             329         336         661          677
                                --------    --------    --------     --------

OPERATING INCOME                   1,554       5,405      (2,983)       2,606

OTHER (INCOME) EXPENSES:
 INTEREST EXPENSE                    426         574         785        1,185
 INTEREST INCOME                    (108)       (274)       (267)        (552)
 OTHER EXPENSE, NET                 (222)       (284)       (160)        (174)
                                --------    --------    --------     --------

INCOME BEFORE INCOME TAXES         1,458       5,389      (3,341)       2,147

BENEFIT FOR INCOME TAXES             612       2,263      (1,403)         902
                                --------    --------    --------     --------

NET LOSS                        $    846    $  3,126    $ (1,938)    $  1,245
                                ========    ========    ========     ========

BASIC AND DILUTED EARNINGS
 PER COMMON SHARE               $   0.08    $   0.26    $  (0.18)    $   0.10
                                ========    ========    ========     ========

WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING               11,044      12,191      11,047       12,407
                                ========    ========    ========     ========

                THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
              THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        GUNDLE/SLT ENVIRONMENTAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                                    12 MONTHS ENDED
                                                                        JUNE 30
                                                                 --------------------
                                                                   2001        2000
                                                                 --------     -------
CASH FLOWS FROM OPERATING ACTIVITIES:
     NET LOSS                                                    $    455     $ 5,571
     ADJUSTMENTS TO RECONCILE NET LOSS TO CASH
       PROVIDED BY (USED IN) OPERATING ACTIVITIES:
       DEPRECIATION                                                 7,904       7,892
       AMORTIZATION                                                 1,357       1,486
       DEFERRED INCOME TAXES                                         (546)     (1,104)
       GAIN ON SALE OF ASSETS                                        (158)        (47)
       INCREASE (DECREASE) IN CASH DUE TO
         CHANGES IN ASSETS AND LIABILITIES:
         ACCOUNTS RECEIVABLE                                       10,327        (757)
         CONTRACTS IN PROGRESS                                     (1,670)      2,211
         INVENTORY                                                  2,337      (7,168)
         ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                  (4,891)      3,255
         ADVANCE BILLINGS ON CONTRACTS IN PROGRESS                    783      (1,370)
         INCOME TAXES PAYABLE                                      (4,226)      2,293
         OTHER                                                        358           9
                                                                 --------     -------

         NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES       12,030      12,271
                                                                 --------     -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   ADDITIONS TO PROPERTY, PLANT AND EQUIPMENT                     (13,177)     (2,409)
   PROCEEDS FROM SALE OF EQUIPMENT                                    386          87
   PAYMENTS FOR THE ACQUISITION OF A BUSINESS, NET OF
       CASH ACQUIRED                                                    0      (4,194)
   OTHER                                                              108        (108)
                                                                 --------     -------
          NET CASH USED IN INVESTING ACTIVITIES                   (12,683)     (6,624)
                                                                 --------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   REPURCHASE OF COMMON STOCK                                      (1,546)     (3,939)
   PROCEEDS FROM THE EXERCISE OF STOCK OPTIONS AND
     PURCHASES UNDER THE EMPLOYEE STOCK PURCHASE PLAN                  17          25
   RETIREMENT OF LONG-TERM DEBT                                      (151)     (5,850)
   INCREASE IN SHORT-TERM DEBT                                      3,824       2,213
                                                                 --------     -------
         NET CASH PROVIDED BY (USE IN) FINANCING ACTIVITIES         2,144      (7,551)
                                                                 --------     -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                              (789)       (295)
                                                                 --------     -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  702      (2,199)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD                6,453       8,652
                                                                 --------     -------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                   $  7,155     $ 6,453
                                                                 ========     =======

                THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
              THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        GUNDLE/SLT ENVIRONMENTAL, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1)  Basis of Presentation -

  General -

     The accompanying unaudited, condensed consolidated financial statements have been prepared by the Registrant ("Gundle/SLT Environmental, Inc." or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of such financial statements for the periods indicated. Certain information relating to the Company's organization and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States has been condensed or omitted in this Form 10-Q pursuant to Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission. However, the Company believes that the disclosures herein are adequate to make the information presented not misleading. The results for the six months ended June 30, 2001, are not necessarily indicative of future operating results. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

(2)  Inventory -


     Inventory is stated at the lower of cost or market. Cost, which includes material, labor and overhead, is determined by the weighted average cost method, which approximates the first in, first out cost method. Inventory consisted of the following (000's):

                                         June 30,            December 31,
                                           2001                  2000
                                         --------            ------------

Raw materials and supplies                $ 4,604                 $ 5,875
Finished goods                             18,102                  11,955
                                          -------                 -------
                                          $22,706                 $17,830
                                          =======                 =======


(3)  Income Taxes -


     The Company's provision for income taxes is recorded at the statutory rates adjusted for the effect of any permanent differences. The Company has a tax holiday in Thailand through 2003 and a 50% reduced tax rate for 2004 through 2008.


(4)  Equity -

     On September 18, 1998, the Company's board of directors adopted a stock repurchase plan under which the Company was authorized to repurchase up to 1,000,000 shares of its outstanding common stock in open market transactions depenbding on market conditions. This amount was increased to 3,000,000 as of December 31, 2000. As of June 30, 2001, stockholders' equity included 1,380,357 shares repurchased under this program. All of these transactions were funded with the Company's available cash. At June 30, 2001, the Company had 11,043,661 shares outstanding.


(5)  Comprehensive Income -

     During the second quarter of 2001 and 2000, other comprehensive income (losses), representing foreign currency translation adjustments, amounted to $(487,000) and $(1,651,000), respectively. For the six months ended June 30, 2001 and 2000, other comprehensive income (losses), amounted to $(2,318,000) and $(1,965,000) respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
-------  -----------------------------------------------------------------
         FINANCIAL CONDITION
         -------------------


RESULTS OF OPERATIONS
---------------------

Quarter:

     For the three months ended June 30, 2001, sales and operating revenue was $47,019,000 compared with $57,387,000 for the same period last year. The change in the U.S. Dollar exchange rate compared to the German Deutsche Mark, British Pound and Australian Dollar resulted in approximately $1,400,000 lower sales this quarter. U.S. sales and operating revenue was $25,745,000, 17% lower than for the same period last year. Units shipped were down 20%. Foreign sales and operating revenue was $21,274,000, 19% lower than last year. Foreign units shipped were down 21%. Sales were also $1,000,000 lower in Australia due to reduced volume as compared to last year that included work associated with the preparation for the Olympic games.

     Gross profit for the quarter was $7,872,000, or 33% less than the prior year at $11,766,000. Exchange rates of the Company's functional foreign currencies reduced the quarter's gross profit by $109,000. Gross Profit was reduced by $1,865,000 of unabsorbed production and installation costs caused by fewer units produced and installed in the U.S. Gross profit is net of $280,000 of costs associated with the start-up of GSE's new nonwoven facility in South Carolina. Gross profit was also negatively impacted by reduced volume in Australia. Gross profit margin, as a percentage of sales and operating revenue, decreased to 16.7% from 20.5% last year. Margin as a percentage of sales and operating revenue was lower primarily due to reduced absorption of production and installation costs.

     Selling, general and administrative (SG&A) expenses were $5,989,000 compared with $6,025,000 in the second quarter of 2000. Costs of $173,000 associated with the start-up of GSE's nonwoven operations were more than offset by other cost reductions.

     Interest expense was $148,000 less than last year primarily due to a decrease in outstanding debt resulting from scheduled repayments lowering interest by $116,000 and the capitalization of $48,000 interest related to the construction of the South Carolina facility.

     Other (income)/loss was ($62,000) less than last year primarily due to lower profits from GSE's Egyptian joint venture

     The quarterly provision for income taxes was $612,000 compared with $2,263,000 in the same period last year. The tax provision for both periods was recorded at the statutory rates adjusted for certain permanent differences.

Year-to-date:

     For the six months ended June 30, 2001, sales and operating revenue was $70,563,000 compared with $87,268,000 for the same period last year. The change in the U.S. Dollar exchange rate compared to the German Deutsche Mark, British Pound and Australian Dollar resulted in approximately $2,100,000 lower sales this year. U.S. sales and operating revenue was $33,699,000, 22% lower than for the same period last year. Units shipped were down 25%. Foreign sales and operating revenue was $36,864,000, 16% lower than last year. Foreign units shipped were down 15%. Sales were also $2,000,000 lower in Australia due to reduced volume as compared to last year that included work associated with the preparation for the Olympic games.

     Gross profit for the six months were $9,940,000, or 36% less than the prior year at $15,508,000. Exchange rates of the Company's functional foreign currencies reduced gross profit by $215,000. Gross Profit was reduced by $2,914,000 of unabsorbed production and installation costs caused by fewer units produced and installed in the U.S. Gross profit is net of $562,000 of costs associated with the start-up of GSE's new nonwoven facility in South Carolina. Gross profit was also negatively impacted by reduced volume in Australia. Gross profit margin, as a percentage of sales and operating revenue, decreased to 14.1% from 17.8% last year. Margin as a percentage of sales and operating revenue was lower primarily due to reduced absorption of production and installation costs.

     Selling, general and administrative (SG&A) expenses were $12,262,000 compared with $12,225,000 in 2000. Cost reductions resulting from the value of foreign currencies ($289,000) were offset by $296,000 higher cost for the new South Carolina operations.

     Interest expense was $400,000 less than last year due to a decrease in outstanding debt resulting from scheduled repayments lowering interest by $262,000 and the capitalization of $164,000 interest related to the construction of the South Carolina facility.

     Other (income)/loss was ($13,000) less than last year primarily due to results of GSE's Egyptian joint venture

     The year-to-date provision/(benefit) for income taxes was $(1,403,000) compared with $902,000 in the same period last year. The tax provision for both periods was recorded at the statutory rates adjusted for certain permanent differences.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     At June 30, 2001, the Company had working capital of $44,591,000, including cash and temporary investments of $7,155,000. The Company's cash, inventory and receivable balances fluctuate from quarter-to-quarter due to the seasonality of sales. The Company's capital structure consisted of $31,614,000 in debt and $84,965,000 in stockholders' equity as of June 30, 2001.

     On September 27, 1999, the Company amended its credit facility (the "Revolver") with Bank of America, formerly NationsBank of Texas, as agent. The amendment included changing the Revolver from $35,000,000 to $25,000,000 (at the Company's request) and extending the credit commitment date to September 30, 2002. Under the terms of the Revolver, the Company is required to maintain certain financial ratios and a specific level of consolidated net worth. At June 30, 2001, there was $5,000,000 outstanding on the Revolver and $1,268,000 in letters of credit issued under this facility reducing the balance available to $18,732,000. The letters of credit issued under this facility secures self-insurance programs.

     The Company may repurchase its stock in the open market from time to time. As of June 30, 2001 a balance of 1,619,643 shares remained authorized to be purchased in the open market.

     The Company is expanding into nonwoven manufacturing. It has authorized spending $17,000,000 over a 3-year period to construct and equip a new facility in South Carolina. The Company will spend $11,500,000 on the first phase. Through June 30, $10,500,000 has been incurred, and the remaining $1,000,000 will be spent within 3 months.

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

     The Company has experienced raw material price increases in the first six months of 2001 but prices have recently returned to beginning of year levels.

     The Company's third quarter volume is expected to be up approximately 4% from last year, resulting in an improvement in earnings per share for the quarter. The projected revenue for the year will be down by 5% to 10% and may result in a reduction in net profit by about 50%. This projection is specifically subject to the risks outlined in this 10-Q


                                   *   *   *


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



DATE July 27, 2001                      BY   /S/ Roger J. Klatt
     ------------------                    ----------------------------

                                             ROGER J. KLATT,
                                             EXECUTIVE VICE PRESIDENT &
                                             CHIEF FINANCIAL OFFICER