Form 10-Q
period 2001-09-30
GUNDLE SLT ENVIRONMENTAL INC
filed 2001-10-29
CIK 805023

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C.  20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                                     of the
                        SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 2001     Commission File Number 1-9307


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

Yes [X]      No [_]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.


           Class                              Outstanding at October 26, 2001
----------------------------                 ---------------------------------
Common stock, par value $.01                            11,043,661

                         GUNDLE/SLT ENVIRONMENTAL, INC.

                                     INDEX

                                                                   PAGE

PART I - FINANCIAL INFORMATION
     Condensed Consolidated Balance Sheets as of
     September 30, 2001 (Unaudited) and
     December 31, 2000                                               3

     Consolidated Statements of Income
     For the Three and Nine Months Ended September 30,
     2001 and 2000 (Unaudited)                                       4

     Consolidated Statements of Cash Flows
     For the Nine Months Ended September 30, 2001
     and 2000 (Unaudited)                                            5

     Notes to Condensed Consolidated Financial
     Statements                                                      6

     Management's Discussion and Analysis of Results
     of Operations and Financial Condition                           8

PART II - OTHER INFORMATION                                         11

                        GUNDLE/SLT ENVIRONMENTAL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)




                                                              SEPTEMBER 30    DECEMBER 31,
                                                                  2001            2000
                                                              ------------    ------------
                                                              (UNAUDITED)

ASSETS
CURRENT ASSETS:
  CASH AND CASH EQUIVALENTS                                      $   8,335        $ 11,270
  ACCOUNTS RECEIVABLE, NET                                          52,025          50,607
  CONTRACTS IN PROGRESS                                              6,534           2,525
  INVENTORY                                                         19,375          17,830
  DEFERRED INCOME TAXES                                              4,293           5,373
  PREPAID EXPENSES AND OTHER                                         2,233             777
                                                                  --------        --------
        TOTAL CURRENT ASSETS                                        92,795          88,382

PROPERTY, PLANT AND EQUIPMENT, NET                                  35,308          32,689
EXCESS OF PURCHASE PRICE OVER FAIR VALUE
  OF NET ASSETS ACQUIRED, NET                                       22,577          23,638
OTHER ASSETS                                                         3,536           3,854
                                                                  --------        --------
                                                                  $154,216        $148,563
                                                                  ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                        $ 30,202        $ 27,831
  ADVANCE BILLINGS ON CONTRACTS IN PROGRESS                          1,912           1,722
  SHORT-TERM DEBT                                                   10,227             534
  CURRENT PORTION OF LONG-TERM DEBT                                  5,270           5,341
  INCOME TAXES PAYABLE                                                 638           1,005
                                                                  --------        --------
        TOTAL CURRENT LIABILITIES                                   48,249          36,433

LONG-TERM DEBT                                                      15,531          20,655
DEFERRED INCOME TAXES                                                  420             747
OTHER LIABILITIES                                                    1,245           1,420

STOCKHOLDERS' EQUITY:
  PREFERRED STOCK, $1.00 PAR VALUE, 1,000,000 SHARES
    AUTHORIZED, NO SHARES ISSUED OR OUTSTANDING                          -               -
  COMMON STOCK, $.01 PAR VALUE, 30,000,000
    SHARES AUTHORIZED, 18,109,923 AND 18,103,695 SHARES
    ISSUED                                                             183             181
  ADDITIONAL PAID-IN CAPITAL                                        69,378          69,364
  RETAINED EARNINGS                                                 59,744          58,915
  ACCUMULATED OTHER COMPREHENSIVE INCOME                            (3,356)         (2,048)
                                                                  --------        --------
                                                                   125,949         126,412
  TREASURY STOCK AT COST, 7,066,262 and 7,040,562 SHARES           (37,178)        (37,104)
                                                                  --------        --------
        TOTAL STOCKHOLDERS' EQUITY                                  88,771          89,308
                                                                  --------        --------
                                                                  $154,216        $148,563
                                                                  ========        ========

                THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
              THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        GUNDLE/SLT ENVIRONMENTAL, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
             (AMOUNTS IN THOUSANDS EXCEPT EARNINGS PER SHARE DATA)
                                  (UNAUDITED)

                                             THREE MONTHS ENDED            NINE MONTHS ENDED
                                                SEPTEMBER 30                 SEPTEMBER 30
                                          ----------------------     ---------------------------
                                             2001          2000          2001             2000
                                          --------      --------     ---------         ---------
SALES AND OPERATING REVENUE                $57,340       $59,982      $127,903         $147,251
COST OF PRODUCTS & SERVICES                 46,397        48,964       107,020          120,726
                                           -------       -------      --------         --------
GROSS PROFIT                                10,943        11,018        20,883           26,525

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                    5,922         5,842        18,184           18,066
AMORTIZATION OF GOODWILL                       333           333           994            1,011
                                           -------       -------      --------         --------
OPERATING INCOME                             4,688         4,843         1,705            7,448

OTHER (INCOME) EXPENSES:
  INTEREST EXPENSE                             453           459         1,238            1,644
  INTEREST INCOME                             (108)          (87)         (374)            (639)
  OTHER(INCOME) EXPENSE, NET                  (354)         (329)         (515)            (504)
                                           -------       -------      --------         --------
INCOME BEFORE INCOME TAXES                   4,697         4,800         1,356            6,947

PROVISION FOR INCOME TAXES                   1,932         1,807           529            2,709
                                           -------       -------      --------         --------
NET INCOME                                 $ 2,765       $ 2,993      $    827         $  4,238
                                           =======       =======      ========         ========
BASIC AND DILUTED EARNINGS
   PER COMMON SHARE                        $  0.25       $  0.26      $   0.07         $   0.35
                                           =======       =======      ========         ========
WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                       11,044        11,518        11,046           12,110
                                           =======       =======      ========         ========


                THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
              THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        GUNDLE/SLT ENVIRONMENTAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)



                                                                    NINE MONTHS ENDED
                                                                       SEPTEMBER 30
                                                                   -------------------
                                                                     2001        2000
                                                                   -------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME                                                       $   827    $  4,238
  ADJUSTMENTS TO RECONCILE NET INCOMETO CASH
    PROVIDED BY (USED IN) OPERATING ACTIVITIES:
    DEPRECIATION                                                     6,091       5,985
    AMORTIZATION                                                     1,009       1,078
    DEFERRED INCOME TAXES                                              (59)       (498)
    GAIN ON SALE OF ASSETS                                            (172)        (19)
    INCREASE (DECREASE) IN CASH DUE TO
      CHANGES IN ASSETS AND LIABILITIES:
      ACCOUNTS RECEIVABLE                                           (1,628)       (980)
      CONTRACTS IN PROGRESS                                         (4,035)     (8,207)
      INVENTORY                                                     (1,895)     (2,214)
      ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                       3,168       3,244
      ADVANCE BILLINGS ON CONTRACTS IN PROGRESS                        184        (355)
      INCOME TAXES PAYABLE                                             (43)        870
      OTHER                                                           (940)        189
                                                                   -------    --------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                      2,507       3,331
                                                                   -------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  ADDITIONS TO PROPERTY, PLANT AND EQUIPMENT                        (9,143)     (3,406)
  PROCEEDS FROM SALE OF EQUIPMENT                                      357          19
  PAYMENTS FOR THE ACQUISITION OF A BUSINESS, NET OF
    CASH ACQUIRED                                                        -      (4,194)
  OTHER                                                                 (2)          0
                                                                   -------    --------
      NET CASH USED IN INVESTING ACTIVITIES                         (8,788)     (7,581)
                                                                   -------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  REPURCHASE OF COMMON STOCK                                           (74)     (4,161)
  PROCEEDS FROM THE EXERCISE OF STOCK OPTIONS AND
    PURCHASES UNDER THE EMPLOYEE STOCK PURCHASE PLAN                    17          25
  RETIREMENT OF LONG-TERM DEBT                                      (5,452)     (5,186)
  INCREASE IN SHORT-TERM DEBT                                       10,000       1,262
                                                                   -------    --------
      NET CASH PROVIDED BY(USED IN) FINANCING ACTIVITIES             4,491      (8,060)
                                                                   -------    --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                             (1,145)         39
                                                                   -------    --------
NET (DECREASE) IN CASH AND CASH EQUIVALENTS                         (2,935)    (12,271)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD                11,270      16,873
                                                                   -------    --------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                     $ 8,335    $  4,602
                                                                   =======    ========

                THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
              THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                         GUNDLE/SLT ENVIRONMENTAL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1)  Basis of Presentation -

 General -

     The accompanying unaudited, condensed consolidated financial statements have been prepared by the Registrant ("Gundle/SLT Environmental, Inc." or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of such financial statements for the periods indicated. Certain information relating to the Company's organization and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States has been condensed or omitted in this Form 10-Q pursuant to Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission. However, the Company believes that the disclosures herein are adequate to make the information presented not misleading. The results for the nine months ended September 30, 2001, are not necessarily indicative of future operating results. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

(2)  Inventory -

     Inventory is stated at the lower of cost or market. Cost, which includes material, labor and overhead, is determined by the weighted average cost method, which approximates the first in, first out cost method. Inventory consisted of the following (000's):

                                   September 30,   December 31,
                                       2001           2000
                                      -------        -------

Raw materials and supplies            $ 2,763        $ 5,875
Finished goods                         16,612         11,955
                                      -------        -------
                                      $19,375        $17,830
                                      =======        =======

(3)  Income Taxes -

     The Company's provision for income taxes is recorded at the statutory rates adjusted for the effect of any permanent differences. The Company has a tax holiday in Thailand through 2003 and a 50% reduced tax rate for 2004 through 2008.

(4)  Equity -

     On September 18, 1998, the Company's board of directors adopted a stock repurchase plan under which the Company was authorized to repurchase up to 1,000,000 shares of its outstanding common stock in open market transactions depending on market conditions. This amount was increased to 3,000,000 as of December 31, 2000. As of September 30, 2001, stockholders' equity included 1,380,357 shares repurchased under this program. All of these transactions were funded with the Company's available cash. At September 30, 2001, the Company had 11,043,661 shares outstanding.

(5)  Comprehensive Income -

     During the third quarter of 2001 and 2000, other comprehensive income (losses), representing foreign currency translation adjustments, amounted to $1,009,000 and $(2,200,000), respectively. For the nine months ended September 30, 2001 and 2000, other comprehensive income (losses), amounted to $(1,308,000) and $(4,165,000) respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

Quarter:

     For the three months ended September 30, 2001, sales and operating revenue was $57,340,000 compared with $59,982,000 for the same period last year. The change in the U.S. Dollar exchange rate compared to the Euro, British Pound and Australian Dollar resulted in approximately $600,000 lower sales this quarter. U.S. sales and operating revenue was $34,092,000, 5% lower than for the same period last year. Units shipped were down 4%. Foreign sales and operating revenue was $23,248,000, 3% lower than last year, primarily due to lower foreign exchange rates. Foreign units shipped were up 7%.

     Gross profit for the quarter was $10,943,000, or 1% less than the prior year at $11,018,000. Exchange rates of the Company's functional foreign currencies reduced the quarter's gross profit by $129,000, or 1%. Gross Profit was reduced by $800,000 of unabsorbed production and installation costs caused by fewer units produced and installed in the U.S. Gross profit was also negatively impacted by reduced volume outlined above. Gross profit margin, as a percentage of sales and operating revenue, increased to 19.1% from 18.4% last year. Margin as a percentage of sales and operating revenue improved primarily due to better service revenue margin.

     Selling, general and administrative (SG&A) expenses were $6,255,000 compared with $6,175,000 in the third quarter of 2000. Costs of $170,000 associated with the new nonwoven operations were mostly offset by other cost reductions.

     Interest expense was $6,000 less than last year primarily due to a decrease in outstanding debt resulting from scheduled repayments lowering interest by $61,000 and partially offset by the additional interest on short-term borrowings.

     Other (income)/expense was ($25,000) less than last year primarily due to lower profits from GSE's Egyptian joint venture

     The quarterly provision for income taxes was $1,932,000 compared with $1,807,000 in the same period last year. The tax provision for both periods was recorded at the statutory rates adjusted for certain permanent differences on a year-to-date basis.

Year-to-date:

     For the nine months ended September 30, 2001, sales and operating revenue was $127,903,000 compared with $147,251,000 for the same period last year. The change in the U.S. Dollar exchange rate compared to the Euro, British Pound and Australian Dollar resulted in approximately $2,634,000 lower sales this year. U.S. sales and operating revenue was $67,752,000, 15% lower than for the same period last year. Units shipped were down 16%. Foreign sales and operating revenue was $60,151,000, 11% lower than last year. Foreign units shipped were down 7%. Sales were also $3,000,000 lower in Australia due to reduced volume as compared to last year that included work associated with the preparation for the Olympic games.

     Gross profit for the nine months was $20,883,000, or 21% less than the prior year at $26,525,000. Exchange rates of the Company's functional foreign currencies reduced gross profit by $394,000. Gross Profit was reduced by $3,200,000 of unabsorbed production and installation costs caused by fewer units produced and installed in the U.S. Gross profit is net of $455,000 of costs associated with the start-up of GSE's new nonwoven facility in South Carolina. Gross profit was also negatively impacted by reduced volume outlined above. Gross profit margin, as a percentage of sales and operating revenue, decreased to 16.3% from 18.0% last year. Margin as a percentage of sales and operating revenue was lower primarily due to reduced absorption of production and installation costs.

     Selling, general and administrative (SG&A) expenses were $19,178,000 compared with $19,077,000 in 2000. Cost reductions resulting from the value of foreign currencies ($186,000) were offset by $466,000 higher cost for the new South Carolina operations.

     Interest expense was $406,000 less than last year due to a decrease in outstanding debt resulting from scheduled repayments lowering interest by $323,000 and the capitalization of $164,000 interest related to the construction of the South Carolina facility and partially offset by interest on short-term borrowings.

     Other (income)/expense was ($11,000) less than last year primarily due to results of GSE's Egyptian joint venture

     The year-to-date provision/(benefit) for income taxes was $529,000 compared with $2,709,000 in the same period last year. The tax provision for both periods was recorded at the statutory rates adjusted for certain permanent differences.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2001, the Company had working capital of $44,546,000, including cash and temporary investments of $8,335,000. The Company's cash, inventory and receivable balances fluctuate from quarter-to-quarter due to the seasonality of sales. The Company's capital structure consisted of $31,028,000 in debt and $88,771,000 in stockholders' equity as of September 30, 2001.

     On September 27, 1999, the Company amended its credit facility (the "Revolver") with Bank of America, formerly NationsBank of Texas, as agent. The amendment included changing the Revolver from $35,000,000 to $25,000,000 (at the Company's request) and extending the credit commitment date to September 30, 2002. Under the terms of the Revolver, the Company is required to maintain certain financial ratios and a specific level of consolidated net worth. At September 30, 2001, there was $10,000,000 outstanding on the Revolver and $1,268,000 in letters of credit issued under this facility reducing the balance available to $13,732,000. The letters of credit issued under this facility secures self-insurance programs.

     The Company may repurchase its stock in the open market from time to time. As of September 30, 2001 a balance of 1,619,643 shares remained authorized to be purchased in the open market.

     The Company is expanding into nonwoven manufacturing. It has authorized spending $17,000,000 over a 3-year period to construct and equip a new facility in South Carolina. The Company will spend $11,500,000 on the first phase. Through September 30, $10,500,000 has been incurred, and the remaining $1,000,000 will be spent within 3 months.

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

     Pricing for the Company's products and services is primarily driven by worldwide manufacturing capacity in the industry, and by raw material costs.
The Company's primary raw material, polyethylene, is occasionally in short supply and subject to substantial price fluctuation in response to market demand. Any increase in the industry's worldwide manufacturing capacity, interruption in raw material supply or electricity supply, or abrupt raw material price increases could have an adverse effect upon the Company's operations and financial performance. Inflation has not had a significant impact on the Company's operations.

     The Company's fourth quarter volume is expected to be similiar to last year, resulting in breakeven earnings for the quarter.


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

                              GUNDLE/SLT ENVIRONMENTAL, INC.



DATE  October 26, 2001        BY  /s/ Roger J. Klatt
                                  ----------------------------
                                  ROGER J. KLATT,
                                  EXECUTIVE VICE PRESIDENT &
                                  CHIEF FINANCIAL OFFICER