Form 10-K405
period 2001-12-31
GUNDLE SLT ENVIRONMENTAL INC
filed 2002-02-28
CIK 805023

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

                  For the fiscal year ended December 31, 2001

[_]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES ACT OF 1934

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

          Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of Each Exchange on
    Title of Each Class                                    Which Registered
----------------------------                           ------------------------
Common Stock, $.01 Par Value                            New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:

                                     None.

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_].

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  Based upon the February 25, 2002 New York Stock Exchange Closing price of $5.16 per share the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $57,037,061.

  The number of shares outstanding of the issuer's common stock, $.01 par value, as of February 25, 2002, was 11,053,694 shares.

  The Registrant's proxy statement to be filed in connection with the Registrant's 2002 Annual Meeting of Stockholders is incorporated by reference into Part III of this report.

================================================================================

                         2001 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                                                  Page
                                                                                                  ----
                                                     PART I

Item 1.           Description of Business.....................................................      3
Item 2.           Properties..................................................................     10
Item 3.           Legal Proceedings...........................................................     11
Item 4.           Submission of Matters to a Vote of Security Holders.........................     11

                                                    PART II

Item 5            Market for the Registrant's Common Equity and Related Stockholder Matters...     12
Item 6.           Selected Financial Data.....................................................     12
Item 7.           Management's Discussion and Analysis of Results of Operations and
                  Financial Condition.........................................................     13
Item 7A.          Quantitative and Qualitative Disclosure about Market Risk...................     17
Item 8.           Consolidated Financial Statements and Supplementary Data....................     18
Item 9.           Changes in and Disagreements With Accountants on Accounting and Financial
                  Disclosure..................................................................     38

                                                    PART III

Item 10.          Directors and Executive Officers of the Registrant..........................     38
Item 11.          Executive Compensation......................................................     38
Item 12.          Security Ownership of Certain Beneficial Owners and Management..............     38
Item 13.          Certain Relationships and Related Transactions..............................     38

                                                     PART IV

Item 14.          Exhibits, Financial Statement Schedules and Reports on Form 8-K.............     38

                              2001 ANNUAL REPORT
                                   FORM 10K

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

     The Company manufactures, sells, and installs flexible geomembrane liners, geonets, geosynthetic clay liners, concrete protection liners, and geocomposite products made from specially formulated polyethylene resins. Its fabrication department offers a variety of specialty products, such as manholes, sumps, pipe penetration boots, floats, floating covers, and vertical membrane barrier wall panels. All of these products are sold and installed on a worldwide basis, typically as part of geosynthetic containment systems. The Company's products and other related geosynthetic products are used in containment systems for the prevention of groundwater contamination, and for the confinement of water, industrial liquids, solids and gases. The company manufactures and sells nonwoven textiles for use in its geocomposite products and as roll goods.

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

     On February 4, 2002, GSE purchased all the outstanding stock of Serrot International, Inc. ("Serrot") for $15,165,400, subject to adjustment upon the final determination of Serrot's working capital as of February 4, 2002. Serrot is an international provider of geosynthetic lining products and services for environmental protection and other uses. Serrot's United States operations are being moved to GSE's manufacturing plants. Serrot has two manufacturing operations in Canada, one of which it owns 51%. Serrot's installation operations in the United States, Germany and the United Kingdom are being combined with GSE's installation operations in these countries. The acquisition is expected to provide the combined organization the economies of scale required to meet the demands of the market for cost efficiencies and responsiveness.

Company Products

     The Company's principal products-flexible liners-are manufactured from specially formulated polyethylene and polypropylene resins with chemical additives designed to resist weathering, ultraviolet degradation and chemical exposure for extended time in exposed applications. Either customers or third-party engineering firms design the containment and confinement systems into which the Company's products are installed. These systems may include other Company manufactured products consisting of drainage nets, geocomposites, geotextiles, geosynthetic clay liners, vertical barrier walls, specialty concrete protection liners, and other companies' products. Marketing efforts for its products are carried on through a worldwide distribution organization made up of internal sales, independent dealers, agents, and distributors.

     The Company's primary product is a smooth-finish, high density polyethylene-HDPE-liner. The sale and installation of this product in 2001, 2000, and 1999 accounted for approximately 51%, 57%, and 54%, of total sales. Its HDPE liner products come in thickness ranges from 20 to 240 mil (one mil equals 1/1000/th/ of an inch), and seamless widths up to 34.5 feet. Liner width dictates how many seams are required during installation, and seaming represents the major technical difficulty for liner installers. The fewer the number of seams, the less labor involved, and the less testing required.

     The Company manufactures very flexible polyethylene (VFPE) sheet products (GSE UltraFlex(R)) from low-density resin. VFPE products are finding greater use in landfill caps, mining heap leach pads, and floating covers where greater flexibility is desired. Both VFPE and HDPE products are available with texturing for use on sloping terrain, or where a high friction angle is required.

     Demand is increasing for products made using the Company's co-extrusion manufacturing capability. This manufacturing process produces products with different layers made of various resin densities that become molecularly integrated such that they cannot delaminate or separate. One of the major products created using this process is GSE White (R), the Company's patented white-surface (reflective) product for use in landfills and waste containment applications. By reflecting radiant heat, the reflective surface reduces the expansion and contraction (wrinkling and bridging) of the liner during installation. Its reflective nature protects subgrade soils from drying out and cracking (desiccation). Under identical exposure conditions, white-surfaced liners recorded temperatures as much as 50% lower than standard black surface liner. The white-surface greatly improves detection of installation damage by revealing scoring and abrasions as black marks exposed against the white surface.

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

     GSE Studliner(R), a specialty concrete protection liner product, is fabricated in the Company's facility located in Rechlin, Germany. This product is finding extensive use in tunnels, corrosive containment applications, and protecting concrete piping, pilings, and foundations. The Company fabricates products made from this material for many types of civil engineering applications.

     The Company also offers a wide variety of specially fabricated products, such as manholes, sumps, pipe penetration boots, floating booms, and vertical membrane barrier wall panels. Its product lines include portable secondary containment pads, temporary or daily landfill covers, and self-installed pond and pit liners. Its HDPE piping division provides leachate collection and transfer, landfill gas collection systems, ground water systems and landfill closure process piping.

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

     The Company offers geotextile products manufactured at its South Carolina facility as a component of the composite drainage materials and roll goods offered by the Company.

Services

     The Company often provides its customers with installation services. Trained field personnel travel to the customers' job sites and install products. Company trained crews are available in the United States, Canada, the United Kingdom and central Europe. Inside the United States, a network of carefully selected independent dealers also provides installation services. Outside the United States, in addition to the Company's installation capabilities, a network of qualified distributors and subcontractors provide installation services. Upon request from a customer using third-party installers, the Company may furnish a technical supervisor to monitor installation activities and provide quality assurance.

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

Research and Development

     The Company's research and development efforts focus on new products, new quality control procedures, and more efficient manufacturing and installation techniques. Expenditures in 2001 were $1,143,000 compared to $1,350,000 in 2000 and $1,616,000 in 1999.

Raw Materials

     The Company's high-grade polyethylene and polypropylene resins are purchased from at least two primary suppliers at each manufacturing location. These resins arrive ready for screening tests already formulated with Company designated stabilizers and antioxidants. The Company consistently works with its suppliers to ensure supply, pricing stability, quality and new product development. Occasionally, resins are in short supply and subject to substantial price fluctuations. The Company has not encountered any significant difficulty to date in obtaining resins in sufficient quantities in response to market demand to support its operations at current or expected near term future levels. Any significant interruption in resin supplies or abrupt increase in prices could have a material adverse impact on the Company's operations.

Applications

     This table describes the principal applications of the Company's products for the past three years based on the sales and operating revenues for each application. (See Note 19 to Consolidated Financial Statements for geographic information.)

               Sales and Operating Revenue by Market Application
                                (in thousands)

                                                                      Year Ended December 31,
                                                          -----------------------------------------------
                                                            2001     %       2000     %       1999     %
                                                          --------  ---    --------  ---    --------  ---
    Solid Waste Containment............................   $116,968   67%   $130,917   69%   $116,075   65%
    Mining.............................................      8,768    5      19,896   10      17,371   10
    Hazardous Waste Containment........................      6,834    4       5,629    3      11,042    6
    Liquid Containment.................................     23,454   14      23,820   12      21,765   12
    Other Applications.................................     17,385   10      11,058    6      12,316    7
                                                          --------  ---    --------  ---    --------  ---
    Total Sales and Operating Revenue..................   $173,409  100%   $191,320  100%   $178,569  100%
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

Marketing and Sales

     Marketing is a worldwide effort conducted by sales personnel located in the United States, Spain, Canada, Germany, the United Kingdom, Italy, the Netherlands, Thailand, Australia, Egypt, and the United Arab Emirates. The Company's multi-tiered sales efforts are focused on engineers, general contractors, facility owners, state and federal regulators and government officials who are responsible for product specifications and the design and awarding of contracts. A strong network of independent commercial agents, dealers and distributors throughout the world work closely with the Company's sales staff.

     Advertisements of the Company's products appear regularly in specialized trade publications and on the Company's worldwide web site (www.gseworld.com). The Company participates in trade shows, conducts industry seminars and makes presentations to governmental administrators. Efforts are ongoing to inform engineers and regulators of the benefits to be derived from using our specialty products.

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

     Similar environmental laws and regulations exist in other countries, particularly in the European Community, Japan and the Americas. As the world's populations increase and industrial development continues, the demand for enforcement of existing laws and the adoption of new laws to protect valuable natural resources are expected to increase. The focus of current law is on those projects involving intensive water use and activities that have an impact on groundwater quality. These activities include agricultural irrigation, animal feedlots and compounds, aquaculture facilities, industrial storm water runoff containment areas, canals, mining leach pads and tunnels.

Customers

     The primary customers for the Company's products are domestic and international, municipal and private companies engaged in waste management, mining, water and wastewater treatment, aquaculture and other industrial activities, including the engineering and civil works construction companies serving these customers. Within the last three years, the Company has sold more than 3 billion square feet of products to customers in more than 70 countries. The Company is a full service organization that strives to provide its customers with a single source of geomembrane liners, related products and services for environmental protection and other uses.

     During the years 2001, 2000 and 1999, no single customer accounted for more than 10% of the Company's net sales. In those same years, 54%, 55% and 53% of the Company's net sales were to customers in the United States. The Company believes that the loss of any one customer would not have a material adverse effect on the Company's financial position or results of operations. With the acquisition of Serrot the Company expects to have one customer that will account for approximately 15% of the Company's net sales.

Backlog

     As of December 31, 2001, the Company's backlog was $32.2 million compared to $29.9 million at December 31, 2000. The Company anticipates that the majority of the value of construction contracts and customer purchase orders included in backlog at December 31, 2001 will be completed or filled prior to the end of 2002, subject to weather and other construction related delays. Contracts and commitments for products and services are occasionally varied, modified, or cancelled by mutual consent.

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

     The Company encounters competition in its other product lines in the United States with two companies competing in the sale and installation of geosynthetic clay liners. In the drainage net market, six companies offer products that directly compete with the Company's geonet product line.

     Competition is based on the performance of the lining systems, installation capacity and pricing. Pricing remains very competitive with over-capacity in the industry driving margins downward. The Company believes it competes successfully because it manufactures, sells and installs a wide range of high quality, costs effective products and services and because of its strong financial position.

Employees

     The Company had a total of 764 employees as of December 31, 2001, with 534 employed in the United States. The Serrot acquisition has added approximately 500 employees, with 450 employed in the United States. During peak construction periods, the Company's workforce increases in all locations. In the off-season construction period, the Company maintains a nucleus of experienced employees somewhat below the peak season staffing levels. Some of the Company's full-time employees in foreign locations are unionized, but the Company has never experienced a strike or lockout. The Company believes its employee relations are satisfactory.

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

Patents and Proprietary Information

     The Company has received patents from the U.S. Patent and Trademark Office for its GSE White, GSE Conductive and GSE CurtainWall products, as well as its FrictionFlex texturing process. Certain of these patents are either registered or in the process of being registered in select foreign countries. It has registered its new trademark and logo ("GSE") with the same patent office and has registered this trademark in select foreign countries. The Company has other patents, license-to-use patents (such as GundSeal), and pending applications. Although in the aggregate GSE's patents are important in the operation of its businesses, the loss, by expiration or otherwise, of any one patent or group of patents would not materially effect its business.

ITEM 2. Properties

     The Company manufactures its products in nine locations around the world. Seven of these operations use flat sheet extrusion and round die extrusion manufacturing technologies to produce products. There are thirteen extrusion lines for producing liner products, and four for the production of drainage net products. The eighth operation located in South Carolina uses a needlepunched nonwoven textile manufacturing line. The ninth operation, located in Barrie, Canada manufactures geosynthetic clay lining products.

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

     Another manufacturing facility is on a 55 acres tract of Company owned land in an industrial park in Kingstree, South Carolina. This location has 5,400 square feet of office space and 156,000 square feet for manufacturing and warehousing operations. The building of metal skin over sheet frame construction contains one 16 million pound needlepunched nonwoven manufacturing line with room for expansion to two lines. The Company conducts business at this location under the name GSE Nonwoven Technology Company, a division of GSE Lining Technology, Inc.

     The Company's patented GundSeal products are manufactured on one production line housed in a Company-owned 16,000 square foot building located in Spearfish, South Dakota. The plant is located near the sources for clay (bentonite).

Canada

     Columbia Geosystems Ltd., conducts manufacturing operations on 9.66 acres of Company owned land in Calgary, Canada. This location has a 37,000 square foot office and manufacturing apace. Its products are manufactured on a round die extrusion line located at this site. The Company owns a 51% interest in Bentofix Technologies Inc., located in Barrie Canada. This 40,000 square foot leased facility manufactures geosynthetic clay lining products sold exclusively to the Company.

Germany

     GSE Lining Technology GmbH headquartered in Hamburg, Germany, manages the Company's European operations. Its manufacturing facility is located in Rechlin, Germany, on 8.2 acres owned by the Company. From this location, the Company supplies its customers with products manufactured on a flat cast extrusion line and two texturing lines. Operating at the same facility is a fabrication department involved in fabricating products from GSE's Studliner sheeting. The Company's staff in Hamburg can assist its customers in 21 languages.

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

Thailand

     GSE Lining Technology Company Ltd. headquartered in Bangkok, Thailand, manages the Company's Thailand operations out of a leased facility. Its manufacturing facility is located in Rayong, Thailand, on 8,000 square meters leased by the Company. Its products are manufactured on two blown film round die extrusion lines owned by the Company.

Other

     The Company's sales efforts in the United Arab Emirates, Oman, Bahrain, Qatar, Kuwait and Yemen are conducted by GSE Gulf FZE located in leased warehouse and sales facilities in the Jebel Ali Free Trade Zone in Dubai. This 40% owned joint-venture company warehouses select quantities of products in the duty free trade zone.

     The Company's sales operation in Australia is carried out by GSE Australia Pty Ltd. operating out of leased offices located in Moorebank, New South Wales. It offers the full range of Company geomembranes and related products.



ITEM 3. Legal Proceedings.

     For information about various legal proceedings involving the Company, see
Note 17 of the Notes to Consolidated Financial Statements.

ITEM 4. Submission of Matters to a Vote of Security Holders.

     Not applicable.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters.

     The common stock of the Company trades on the New York Stock Exchange under the symbol GSE. The following table shows the quarterly range of high and low sale prices for the stock through December 31, 2001.

                                                                                              Year Ended December 31,
                                                                                       ------------------------------------
                                                                                             2001                 2000
                                                                                       ----------------      --------------
                                                                                        High        Low      High      Low
                                                                                       -----       ----      ----      ----
   First Quarter.....................................................................   3.13       2.13      3.88      2.94
   Second Quarter....................................................................   2.75       2.25      4.00      2.75
   Third Quarter.....................................................................   3.60       2.55      4.06      3.00
   Fourth Quarter....................................................................   2.70       2.22      3.50      1.94

     The approximate number of record holders of the Company's common stock at February 14, 2002, was 290. Management estimates that the aggregate number of beneficial holders exceeds 1,800.

     The Company does not currently intend to declare or pay dividends on its Common Stock and expects to retain funds generated by operations for the development and growth of the Company's business. The Company's future dividend policy will be determined by the Company's Board of Directors on the basis of various factors, including among other things, the Company's financial condition, cash flows from operations, the level of its capital expenditures, its future business prospects, the requirements of Delaware law and any restrictions imposed by the Company's credit facilities. (See Management's Discussion and Analysis of Results of Operations and Financial Condition - Liquidity and Capital Resources.)


Item 6. Selected Financial Data.
(in thousands, except per share amounts)

                                                                                    Year Ended December 31,
                                                                     -----------------------------------------------------
                                                                        2001       2000       1999       1998       1997
                                                                      --------   --------   --------   --------   --------
   INCOME STATEMENT DATA:
    Sales and operating revenue....................................   $173,409   $191,320   $178,569   $179,555   $199,318
     Gross profit..................................................     28,804     32,579     35,921     34,928     36,101
     Operating income..............................................      3,389      6,792      9,904      8,918     10,613
     Interest expense, net.........................................      1,248      1,354      1,716      2,357      2,191
     Income before income taxes....................................      2,600      5,965      8,461      6,932      7,846
     Net income....................................................      1,378      3,638      4,907      4,020      4,550
     Basic and diluted earnings per common share...................        .12        .31        .38        .30        .29
   BALANCE SHEET DATA:
     Working capital...............................................   $ 48,021   $ 51,949   $ 60,715   $ 59,569   $ 60,461
     Total assets..................................................    145,611    148,563    161,697    169,320    177,961
     Total debt....................................................     25,801     26,530     31,360     37,414     43,395
     Stockholders' equity..........................................     90,434     89,308     93,271     89,793     86,110

ITEM 7. Management's Discussion and Analysis of Results of Operations and Financial Condition.


Results of Operations

Year Ended December 31, 2001 Versus Year Ended December 31, 2000

  The Company's net sales and operating revenue of $173,409,000 decreased $17,911,000, or more than 9%, in 2001 from the $191,320,000 reported in 2000. A change in the U.S. dollar value of the Company's foreign entity functional currencies reduced year 2001 sales and operating revenue by $2,510,000. Units shipped decreased 5% in 2001 from 2000. Sales to the North American market were $93,374,000 in 2001 compared with $106,717,000 in 2000. The decreased revenue was caused by a 13 % decrease in units shipped as a result of a smaller North American market. Sales and operating revenue in foreign markets were $80,035,000 in 2001 compared with $84,601,000 in 2000. When compared to 2000 foreign sales were $2,510,000 lower in the year 2001 because of a drop in the dollar value of local functional currencies. Foreign sales of GSE's products, in units, were up 1%, however, GSE installed fewer of its products in 2001 than in 2000.

  Gross profit was $28,804,000 in 2001 compared to $32,579,000 in 2000. A change in U.S. dollar value of the Company's foreign entity functional currencies reduced year 2001 gross profit by $470,000. In addition, reduced gross profit resulted from profits lost on 5% lower units shipped plus the associated fixed cost these sales would have absorbed. Accordingly, gross profit margin dropped to 16.6% of sales in 2001 from 17.0% of sales in 2000. U.S. gross profit margin was down two percentage points. This decrease was primarily due to the effects of unabsorbed fixed costs associated with 13% lower North American product sales and the startup cost of manufacturing new nonwoven products. Foreign operations gross profit margin was up three percentage points. This increase was primarily due to the effects of increased product sales and improved margins on installation work in the U.K.

  Selling, general and administrative expenses of $24,090,000 were $355,000 lower in 2001 than in 2000. Expenses were down in the Company's foreign operating units by $259,000. This decrease was primarily from the drop in the dollar value of local foreign currencies. The Company's U.S. operation lowered its costs $595,000, which was offset by a $500,000 increase in startup cost of manufacturing nonwoven products.

  Interest expense was $405,000 lower in 2001 than in 2000. This reduction was the result of a lower level of average debt outstanding.

  Interest income was $399,000 lower in 2001 than 2000. This reduction was the result of lower average cash balances and lower interest rates on invested cash.

  The Company recorded a loss on foreign exchange of $243,000 compared to a gain of $61,000 in the year 2000. This was primarily related to the change in rates of the German Mark and the Euro.

  The Company recorded other income/(expense) of $702,000 in 2001 compared with other income of $466,000 in 2000. This was primarily related to a reduction of other expenses in the Company's UK operations.

  The Company's provision for income taxes was $1,222,000 in 2001 compared with $2,327,000 in 2000. The tax provision in both years was provided at statutory rates adjusted for permanent differences. The effective rate for 2001 was 47% compared to 39% in 2000. This increase was heavily influenced by the Company's lower profits in the U.S. and higher profits in Germany compared to the year 2000.


Year Ended December 31, 2000, Versus Year Ended December 31, 1999

     The Company's net sales and operating revenue of $191,320,000 increased $12,751,000, or more than 7%, in 2000 from the $178,569,000 reported in 1999. A change in the U.S. dollar value of the Company's foreign entity functional currencies reduced year 2000 sales and operating revenue by $7,100,000. Units shipped increased 2% in 2000 from 1999. Sales to the North American market were $106,717,000 in 2000 compared with $96,551,000 in 1999. The increased revenue came from price increases and favorable product mix of third-party products, as units shipped of GSE products were down 2% from 1999. Sales and operating revenue in foreign markets were $84,603,000 in 2000 compared with $82,018,000 in 1999. When compared to 1999 foreign sales were $7,100,000 lower in the year 2000 because of drops in the dollar value of local functional currencies. Sales of GSE's products, in units, were up 5% in foreign markets.

     Gross profit was $32,579,000 in 2000 compared to $35,921,000 in 1999. A change in U.S. dollar value of the Company's foreign entity functional currencies reduced year 2000 gross profit by $800,000. Gross profit margin dropped to 17% of sales in 2000 from 20% of sales in 1999. U.S. gross profit margin was down two percentage points and foreign gross profit margin was down five percentage points. This decrease in gross profit margin of three percentage points was primarily due to competitive pressure not allowing for timely selling price increases following cost increases in the Company's raw material, polyethylene resin. Selling prices averaged 7% higher in year 2000 than in 1999.

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

Liquidity and Capital Resources

     The Company's primary sources of liquidity in 2001 were internally generated cash from operations and its credit line. Primary uses of cash were capital expenditures and repayment of long term debt. Cash generated by operations in 2001 was $15,788,000. Capital expenditures totaled $9,061,000. As of December 31, 2001 the Company had working capital $48,021,000 of which $16,163,000 was cash and cash equivalent investments. The Company's capital structure consisted of $25,801,000 in debt and $90,434,000 in stockholders' equity at December 31, 2001

     At December 31, 2001, the Company had credit facilities with two German banks in the amount of EUR 5,625,000. These revolving credit facilities are secured by property and plant in Germany, which also secures an installment loan. These facilities mature in September, 2002, and bear interest at various market rates. These credit facilities are used primarily to guarantee the performance of European installation contracts and temporary working capital requirements. At December 31, 2001, the Company had EUR 3,272,500 available under these credit facilities with EUR 2,180,000 of bank guarantees outstanding.



     In January 2002, the Company arranged an additional EUR 2,550,000 credit line with a German bank to guarantee the performance of German installation contracts and temporary working capital requirements. This facility bears interest at market rates and is supported by a corporate guarantee.

     On February 4, 2002, the Company entered into a note agreement with a lender in the amount of $25,000,000. This 3-year term facility is secured by the Company's Houston, TX and Kingstree, SC, real properties and all of the Company's equipment at these locations. The promissory note requires monthly payments of approximately $520,000 including interest at the rate of 9.22% and matures on February 5, 2005 with a balloon payment equal to the unpaid principal balance plus accrued and unpaid interest. The terms of the note place various restrictions on the Company's ability to pay dividends or make certain other payments, incur additional debt, consolidate or merge into another corporation or sell assets and make capital expenditures. The note also requires the Company to maintain certain financial ratios and specified levels of consolidated net worth.

     On February 4, 2002, the Company entered into a 3-year credit agreement with Bank of America, N.A., as agent, to borrow up to $55,000,000 on a revolving basis. The amount of borrowings allowed under the credit agreement is determined by the amount of eligible receivable and inventory amounts that make up the borrowing base. Loans made pursuant to the credit agreement bear interest, at the Company's option, at the bank's prime rate or the reserve adjusted LIBOR plus an applicable margin based on the ratio, from time-to-time, of the Company's EBITDA (as defined in the credit agreement) to certain "fixed charges," including principal paid on funded debts, cash interest expense, dividends, stock repurchases and certain other distributions made, cash amount of taxes paid and net capital expenditures made from time-to-time. The applicable margin for prime rate loans may vary between 0% and .25% per annum, and the applicable margin for LIBOR based loans may vary between 2% and 2.75% per annum. Fees will be payable from time-to-time with respect to letters of credit issued pursuant to the credit agreement at a rate equal to the margin payable with respect to LIBOR based revolving loans. An annual commitment fee of 3/8% is payable on any unused portion of the facility. The terms of the credit agreement place various restrictions on the Company's ability to pay dividends or make certain other payments, incur additional debt, consolidate or merge into another corporation or sell assets and to make capital expenditures. The credit agreement also requires the Company to maintain certain financial ratios and specified levels of consolidated net worth.

     The Company's lining operations are subject to seasonal fluctuation with the greatest volume of product deliveries and installations typically occurring in the summer and fall months. In particular,

     Sources of Liquidity

     On February 4, 2002, the Company issued $25,000,000 of long term notes and arranged a line of credit of up to $55,000,000. On February 4, 2002, the Company paid in full $20,000,000 of 7.34% long term debt and $15,165,400 (subject to adjustment upon the final determination of Serrot's working capital at the closing date) for the purchase of all of the outstanding stock of Serrot International, Inc. The Company also paid approximately $4,000,000 of closing costs related to the acquisition. To complete the acquisition the Company used $8,700,000 of its cash and borrowed $5,500,000 under its line of credit. On February 4, 2002, the Company's borrowing base under the line of credit was approximately $29,100,000 of which the Company could have borrowed $17,800,000.

     The Company estimates it will cost $10,000,000 for severance, and relocating personnel, inventory and equipment during fiscal year 2002 related to the acquisition. Nevertheless, management expects the acquisition will be accretive and will add approximately $25,000,000 in equity to the balance sheet. Management believes significant savings will result from plant consolidations, sales and marketing consolidations, and administrative cost savings on a combined basis.

     The Company expects to rely upon internally generated cash flow and its line of credit to maintain liquidity in the foreseeable future, as cash flow from operations is expected to be positive and adequate to fulfill cash requirements in 2002 and 2003. The Company will use its line of credit for seasonal working capital requirements and to maintain liquidity for short term imbalances. The Company's operating results and liquidity are reduced in the first quarter as both product deliveries and installations are at their lowest levels due to the inclement weather experienced in the Northern Hemisphere.

     Our long term obligations consist primarily of the $25,000,000 of long term notes and are payable as described in Note 8 - Long Term Debt.

Critical Accounting Policies and Estimates

     The Company's discussion and analysis of financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, management evaluates estimates, including those related to bad debts, materials and supplies obsolescence, investments, intangible assets and goodwill, income taxes, financing operations, workers' insurance, pensions and other post-retirement and employment benefits and contingent liabilities. Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from the estimates estimate used in preparing the consolidated financial statements contained herein.

     The Company believes the following are its most critical accounting policies. These policies require significant judgmental estimates used in the preparation of its consolidated financial statements, based on historical experience and assumptions related to certain factors including competitive market factors, worldwide manufacturing capacity in the industry, general economic conditions around the world and governmental regulation and supervision.

     Allowance for doubtful accounts - The Company closely monitors its customer's accounts on a regular basis, including an analysis of past due accounts. The Company provides for potential doubtful accounts as a percentage of sales and operating revenues based on historical experience and past due accounts.

     Warranty Reserve - The Company's products carry specified limited warranties as to quality and workmanship. The Company established a reserve for potential warranty claims based on history of claims experience.

     Revenue recognition and job loss accrual - Revenues from installation contracts are recognized on the percentage-of-completion method measured by the percentage of costs incurred to total estimated cost for each contract. The Company's installation projects are reviewed for profitability on a monthly basis. When it has been determined that a project will generate a loss for the Company, the Company estimates that loss and books a reserve for the total expected loss on the job.

     Goodwill impairment - The Company reviews the carrying value of goodwill when facts and circumstances suggest an other than temporary decline in the recorded value. Effective January 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangibles. As a result of the statement the Company will no longer amortize goodwill but will perform an initial test of impairment and then assess goodwill for impairment at least annually thereafter.

ITEM 7 A. Quantitative and Qualitative Disclosures about Market Risk.

     The Company's exposure to interest rate market risk is limited to credit facilities that bear interest at floating rates. As of December 31, 2001, there was $5,000,000 outstanding under the Company's revolving credit facilities. A change in interest rates would have no material impact on the Company's earnings.

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

ITEM 8. Consolidated Financial Statements and Supplementary Data.

                        REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
Gundle/SLT Environmental, Inc.

     We have audited the accompanying consolidated balance sheets of Gundle/SLT Environmental, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gundle/SLT Environmental, Inc. and subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                               ERNST & YOUNG LLP

Houston, Texas
January 28, 2002

                        GUNDLE/SLT ENVIRONMENTAL, INC.

                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                            ASSETS

                                                                                               December 31,
                                                                                        -------------------------
                                                                                            2001             2000
                                                                                        --------         --------
Current assets:
  Cash and cash equivalents.....................................................        $ 16,163         $ 11,270
  Accounts receivable:
     Trade, net.................................................................          44,356           49,288
     Other......................................................................           1,062            1,319
  Contracts in progress.........................................................           1,977            2,525
  Inventory.....................................................................          17,151           17,830
  Deferred income taxes.........................................................           4,006            5,189
  Prepaid expenses and other....................................................           1,609              961
                                                                                        --------         --------
          Total current assets..................................................          86,324           88,382
Property, plant and equipment, net..............................................          33,355           32,689
Excess of purchase price over fair value of net assets acquired, net............          22,205           23,638
Deferred income taxes...........................................................             777              941
Other assets....................................................................           2,950            2,913
                                                                                        --------         --------
                                                                                        $145,611         $148,563
                                                                                        ========         ========

                                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities......................................        $ 26,351         $ 27,831
  Advance billings on contracts in progress.....................................           1,139            1,722
  Current portion of long-term debt.............................................           5,268            5,341
  Short-term debt...............................................................           5,154              534
  Income taxes payable..........................................................             391            1,005
                                                                                        --------         --------
          Total current liabilities.............................................          38,303           36,433
Deferred income taxes...........................................................           1,145            1,743
Long-term debt..................................................................          15,379           20,655
Other liabilities...............................................................             350              424
Stockholders' equity:
  Preferred stock, $1.00 par value, 1,000,000 shares authorized, no
     shares issued or outstanding...............................................              --               --
  Common stock, $.01 par value, 30,000,000 shares authorized, 18,109,923 and
18,103,695 shares issued........................................................             183              181
  Additional paid-in capital....................................................          69,378           69,364
  Retained earnings.............................................................          60,293           58,915
  Accumulated other comprehensive income........................................          (2,242)          (2,048)
                                                                                        --------         --------
                                                                                         127,612          126,412
  Treasury stock at cost, 7,066,262 shares and 7,040,562 shares.................         (37,178)         (37,104)
                                                                                        --------         --------
          Total stockholders' equity............................................          90,434           89,308
                                                                                        --------         --------
                                                                                        $145,611         $148,563
                                                                                        ========         ========

  The accompanying notes are an integral part of these consolidated financial statements.

                         GUNDLE/SLT ENVIRONMENTAL, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)

                                                                               Year Ended December 31,
                                                                  ----------------------------------------------
                                                                    2001               2000               1999
                                                                  --------           --------           --------
Sales and operating revenue.............................          $173,409           $191,320           $178,569
Cost of products and services...........................           144,605            158,741            142,648
                                                                  --------           --------           --------
Gross profit............................................            28,804             32,579             35,921
Selling, general and administrative expenses............            24,090             24,445             24,649
Amortization of goodwill................................             1,325              1,342              1,368
                                                                  --------           --------           --------
Operating income........................................             3,389              6,792              9,904
Other expenses:
  Interest expense......................................             1,709              2,114              2,758
  Interest income.......................................              (461)              (760)            (1,042)
  Foreign exchange (gain) loss..........................               243                (61)                16
  Other (income) expense, net...........................              (702)              (466)              (289)
                                                                  --------           --------           --------
Income before income taxes..............................             2,600              5,965              8,461
Provision for income taxes..............................             1,222              2,327              3,554
                                                                  --------           --------           --------
Net income..............................................          $  1,378           $  3,638           $  4,907
                                                                  ========           ========           ========
Basic and diluted earnings per common share.............          $   0.12           $   0.31           $   0.38
                                                                  ========           ========           ========

  The accompanying notes are an integral part of these consolidated financial statements.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                (in thousands)

                                                                             Accumulated
                                       Common Stock   Additional                Other                    Treasury Stock
                                      --------------    Paid-in   Retained  Comprehensive   Unearned    -----------------
                                      Shares  Amount    Capital   Earnings      Income    Compensation  Shares    Amount     Total
                                      ------  ------  ----------  --------      ------    ------------  ------  ---------  ---------
Balance at December 31, 1998          18,092    $181     $69,374   $50,370       $    832        $(130)  4,965   $(30,834)  $89,793
  Net income........................      --      --          --     4,907             --           --      --         --     4,907
  Cumulative translation
    adjustment......................      --      --          --        --           (205)          --      --         --      (205)
                                                                                                                            -------
        Comprehensive Income........      --      --          --        --             --           --      --         --     4,702
                                                                                                                            -------
  Restricted stock grant............      --      --         (30)       --             --          130      34         --       100
  Purchases under the Employee
    Stock Purchase Plan.............       4                  14        --             --           --      --         --        14
  Treasury stock purchases..........      --                                           --                  329     (1,338)   (1,338)
                                      ------    ----     -------   -------       --------        -----  ------   --------   -------
Balance at December 31, 1999........  18,096     181      69,358    55,277            627        $  --   5,328    (32,172)   93,271
  Net income........................      --      --          --     3,638             --           --      --         --     3,638
  Gain from swap (see note 2).......      --      --          --        --         (1,750)          --      --         --    (1,750)
  Cumulative translation
    Adjustment......................      --      --          --        --           (925)          --      --         --      (925)
                                                                                                                            -------
        Comprehensive Income........      --      --          --        --             --           --      --         --       963
                                                                                                                            -------
  Restricted stock grant............      --      --         (19)       --             --           --      35         --       (19)
  Purchases under the Employee                                          --
    Stock Purchase Plan.............       8      --          25                       --           --      --         --        25
  Treasury stock purchases..........      --      --          --        --             --           --   1,678     (4,932)   (4,932)
                                      ------    ----     -------   -------       --------        -----  ------   --------   -------
Balance at December 31, 2000........  18,104     181      69,364    58,915         (2,048)       $  --   7,041    (37,104)   89,308
  Net income........................      --      --          --     1,378             --           --      --         --     1,378

  Cumulative translation
    adjustment......................      --      --          --                     (194)          --      --         --      (194)
                                                                                                                            -------
        Comprehensive Income........      --      --          --        --             --           --      --         --     1,184
                                                                                                                            -------
  Purchases under the Employee                                          --
    Stock Purchase Plan.............       6       2          14                       --           --      --         --        16
  Treasury stock purchases..........      --      --          --        --             --           --      25        (74)      (74)
                                      ------    ----     -------   -------       --------        -----  ------   --------   -------
Balance at December 31, 2001........  18,110    $183     $69,378   $60,293       $ (2,242)       $  --   7,066   $(37,178)  $90,434
                                      ======    ====     =======   =======       ========        =====  ======   ========   =======

  The accompanying notes are an integral part of these consolidated financial statements.

                        GUNDLE/SLT ENVIRONMENTAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                                  Year Ended December 31,
                                                                                            -----------------------------------
                                                                                              2001         2000         1999
                                                                                            --------     --------     --------
Cash flows from operating activities:
  Net income                                                                                $  1,378     $  3,638     $  4,907
  Adjustments to reconcile net income to cash provided
     by (used in) operating activities:
     Depreciation.................................................................             8,164        7,955        8,186
     Amortization of goodwill.....................................................             1,325        1,342        1,368
     Amortization of debt issuance costs..........................................                20           83           90
     Amortization of unearned compensation........................................                --           --           39
     Deferred income taxes........................................................               974       (1,311)        (369)
     Gain on sale of assets.......................................................               (82)        (138)        (111)
     Equity in affiliates and other...............................................              (229)        (492)        (274)
     Increase (decrease) in cash due to changes in assets and liabilities:
       Accounts receivable, net...................................................             4,695        2,671       (9,677)
       Costs and estimated earnings in excess of billings on contracts in
         progress.................................................................               472         (189)        (768)
       Inventory..................................................................               138        1,682       (1,502)
       Prepaid expenses and other, net............................................              (851)       1,316          (66)
       Accounts payable and accrued liabilities...................................             1,518       (1,043)      (1,597)
       Advance billings on contracts in progress..................................              (573)        (644)         544
       Income taxes payable.......................................................            (1,161)      (1,187)        (797)
                                                                                            --------     --------     --------
          Net cash (used in) provided by operating activities.....................            15,788       13,683          (27)
                                                                                            --------     --------     --------
Cash flows from investing activities:
  Additions to property, plant and equipment......................................            (9,558)     (10,083)      (5,286)
  Proceeds from the sale of equipment.............................................               497          143          264
                                                                                            --------     --------     --------
          Net cash  used for investing activities.................................            (9,061)      (9,940)      (5,022)
Cash flows from financing activities:
  Repayments of long-term debt....................................................           (10,828)      (5,248)      (5,863)
  Proceeds of short-term debt.....................................................            10,155          534           --
  Proceeds from the exercise of stock options and purchases under the employee
    stock purchase plan...........................................................                17           25           14
  Repurchase of common stock......................................................               (74)      (4,932)      (1,338)
                                                                                            --------     --------     --------
          Net cash used by financing activities..................................               (731)      (9,621)      (7,187)
Effect of exchange rate changes on cash...........................................            (1,103)         275         (290)
                                                                                            --------     --------     --------
Net increase (decrease) in cash and cash equivalents..............................             4,893       (5,603)     (12,526)
Cash and cash equivalents at beginning of year....................................            11,270       16,873       29,399
                                                                                            --------     --------     --------
Cash and cash equivalents at end of year..........................................          $ 16,163     $ 11,270     $ 16,873
                                                                                            ========     ========     ========
Cash paid for interest............................................................          $  2,227     $  2,390     $  2,934
                                                                                            ========     ========     ========
Cash paid for income taxes........................................................          $  1,404     $  4,795     $  4,478
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

Property, plant and equipment --

  Costs of additions and major improvements are capitalized, whereas maintenance and repairs which do not improve or extend the life of the asset are charged to expense as incurred. When items are retired or otherwise disposed of, income is charged or credited for the difference between net book value and proceeds realized thereon. Interest costs incurred in construction of assets are capitalized and depreciated over the useful life of the asset. Depreciation is computed using the straight-line method, based on the estimated useful lives of the assets. Total repairs and maintenance expense during 2001, 2000 and 1999 was $2,569,000, $3,022,000 and $2,577,000, respectively.

Excess of purchase price over fair value of net assets acquired --

  The excess of the aggregate price paid by the Company in the acquisition of businesses, accounted for as a purchase, over the fair market value of the net assets acquired is amortized on a straight-line basis over periods not exceeding 40 years. The carrying value of the excess of purchase price over fair value of net assets acquired is reviewed if the facts and circumstances suggest that it may be impaired. If this review indicates that the carrying value will not be recoverable, determined based on the undiscounted cash flows of the entity acquired over the remaining amortization period, it is reduced to the discounted cash flow value. As of December 31, 2001 and 2000, accumulated amortization was $16,416,000 and $15,091,000, respectively.

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

  The Company has elected to treat the portion of the termination value related to the interest swap as deferred interest income to be amortized over the remaining term of the hedge, consistent with pretermination treatment. The after-tax portion related to the investment component will remain in other comprehensive income until the Company's net investment in Germany is less than zero. The full termination value was subject to income taxes in 2000.

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

Reclassifications --

  The accompanying consolidated financial statements for 1999 and 2000 contain certain reclassifications to conform with the presentation used in 2001.

Accounting Changes --

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives.

  In August 2001, the FASB issued SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and the accounting and reporting provisions of Accounting Principles Board Opinion ("APB") No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for recognition and measurement of long-lived asset impairment and for the measurement of long-lived assets to be disposed of by sale and the basic requirements of APB No. 30. In addition to these fundamental provisions, SFAS No. 144 provides guidance for determining whether long-lived assets should be tested for impairment and specific criteria for classifying assets to be disposed of as held for sale. The statement is effective for fiscal years beginning after December 15, 2001, and we have adopted the new standard as of January 1, 2002. The adoption of this new standard will not have a material effect on our consolidated financial position or results of operations.

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of the statement is expected to result in an increase in net income of $800,000 per year. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. The Company has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

(3) Trade receivables --

  Trade receivables consisted of the following at December 31:

                                                                                                                 2001      2000
                                                                                                               -------   -------
                                                                                                                 (in thousands)
Direct sales................................................................................................   $26,421   $25,648
Contracts:
  Completed.................................................................................................    13,534    18,667
  In progress...............................................................................................     7,303     8,062
  Retainage.................................................................................................     1,586     1,676
                                                                                                               -------   -------
                                                                                                                48,844    54,053
Allowance for doubtful accounts.............................................................................    (4,488)   (4,765)
                                                                                                               -------   -------
                                                                                                               $44,356   $49,288
                                                                                                               =======   =======

(4) Accounting for installation contracts --

  The following summarizes installation contracts in progress at December 31:

                                                                                                                 2001     2000
                                                                                                               -------   -------
                                                                                                                 (in thousands)
Costs incurred on contracts in progress....................................................................    $42,002   $50,341
Estimated earnings, net of losses..........................................................................      5,903     8,913
                                                                                                               -------   -------
                                                                                                                47,905    59,254
  Less -- billings to date.................................................................................     47,067    58,451
                                                                                                              --------   -------
                                                                                                              $    838   $   803
                                                                                                              ========   =======
Included in the accompanying balance sheet under the following captions:
  Contracts in progress....................................................................................   $  1,977   $ 2,525
  Advance billings.........................................................................................     (1,139)   (1,722)
                                                                                                              --------   -------
                                                                                                              $    838   $   803
                                                                                                              ========   =======

(5) Inventory --

  Inventory consisted of the following at December 31:

                                                                                                                 2001      2000
                                                                                                               -------   -------
                                                                                                                (in thousands)
Raw materials and supplies..................................................................................  $  4,625   $ 5,875
Finished goods..............................................................................................    12,526    11,955
                                                                                                              --------   -------
                                                                                                              $ 17,151   $17,830
                                                                                                              ========   =======

(6) Property, plant and equipment --

  Property, plant and equipment consisted of the following at December 31:

                                                                                             Useful lives    2001       2000
                                                                                             ------------  --------   --------
                                                                                                Years        (in thousands)
                                                                                             ------------
Land.......................................................................................                $  3,173   $  3,146
Buildings and improvements.................................................................         10-15    19,067     16,932
Machinery and equipment....................................................................          3-12    75,159     71,261
Furniture and fixtures.....................................................................           3-5     1,055        823
                                                                                                           --------   --------
                                                                                                             98,454     92,162
Less -- accumulated depreciation...........................................................                 (65,099)   (59,473)
                                                                                                           --------   --------
                                                                                                           $ 33,355   $ 32,689
                                                                                                           ========   ========

(7) Accounts payable and accrued liabilities --

    Accounts payable and accrued liabilities consisted of the following at December 31:

                                                                                                 2001      2000
                                                                                               -------   -------
                                                                                                (in thousands)
     Trade accounts payable.................................................................   $14,204   $13,196
     Self-insurance reserves................................................................     3,270     3,256
     Compensation and benefits..............................................................     3,520     4,630
     Accrued construction costs.............................................................        85       241
     Taxes, other than income...............................................................     1,257     1,086
     Other accrued liabilities..............................................................     4,015     5,422
                                                                                               -------   -------
                                                                                               $26,351   $27,831
                                                                                               =======   =======

(8) Long-term debt --

    Long-term debt consisted of the following at December 31:

                                                                                                 2001       2000
                                                                                               -------    -------
                                                                                                (in thousands)
     7.34% Notes due August 1, 2005, with required annual principal payments of $5,000,000 beginning August 1, 2001, interest
       payable semi-annually at 7.34%.......................................................   $20,000    $25,000
     8% Promissory Note due December 31, 2004, with required annual
       principal and interest payments of $206,000 on December 31...........................       531        682
     Installment loans, denominated in Euros, due September, 2002, with required semi-annual principal and interest payments, interest rates ranging from
       7.5%  to 8.0% secured by property and plant..........................................       116        314
                                                                                               -------    -------
                                                                                                20,647     25,996
       Less -- current maturities...........................................................    (5,268)    (5,341)
                                                                                               -------    -------
                                                                                               $15,379    $20,655
                                                                                               =======    =======

  The Company entered into a $25,000,000 multi-currency revolving credit facility (the "Revolver") with Bank of America, N.A. (formerly NationsBank of Texas, N.A.) as agent, on July 27, 1995. The Revolver, as amended, matures on September 30, 2002, and bears interest, at the Company's option, at the bank's prime rate or the reserve adjusted LIBOR plus an applicable margin based on the ratio of funded debt to total capitalization. An annual commitment fee of up to 3/8% is payable on any unused portion of the facility. Under the terms of the revolving line of credit agreement, the Company is required to maintain certain financial ratios and a specific level of consolidated tangible net worth. As of December 31, 2001, the balance outstanding under the Revolver was $5,000,000. Letters of credit were also issued under this facility totaled $1,268,000 reducing the balance available to $18,732,000. The letters of credit primarily secure performance of self-insurance programs. This facility was terminated on February 4, 2002.

  The Company has credit facilities with two German banks to support its European cash management and bank guarantee requirements in the amount of EUR 5,625,000. These revolving credit facilities are secured by property and plant in Germany which also secures an installment loan. These facilities mature in September, 2002, and bear interest at various market rates. These credit facilities are used primarily to guarantee the performance of German installation contracts and temporary working capital requirements. At December 31, 2001, the Company had EUR 3,272,500 available under these credit facilities with EUR 2,180,000 of bank guarantees outstanding.

  In January 2002, the Company arranged an additional EUR 2,550,000 credit line with a German bank to guarantee the performance of German installation contracts and temporary working capital requirements. This facility bears interest at market rates and is supported by a corporate guarantee.

  On July 27, 1995, the Company entered into note agreements (the "7.34% Notes") with two lenders, in the aggregate amount of $25,000,000, which matures on August 1, 2005. The 7.34% Notes, which are unsecured, require semiannual interest payments at a rate of 7.34% that began February 1, 1996, and annual principal payments of $5,000,000 that began August 1, 2001. The terms of the 7.34% Notes place various restrictions on the Company's ability to pay dividends or make certain other payments, incur additional debt, consolidate or merge into another corporation or sell assets unless certain other criteria are met. The 7.34% Notes also require the Company to maintain certain financial ratios and a specified level of consolidated net worth. These notes were paid off on February 4, 2002.

  Summarized below are the maturities of long-term debt of the Company during the next five years and thereafter (in thousands) (as of December 31, 2001)

  Year Ending
  December 31,
  -----------
     2002............................................................     5,268
     2003............................................................     5,188
     2004............................................................     5,191
     2005............................................................     5,000
     2006............................................................        --
     Thereafter......................................................        --
                                                                        -------
                                                                        $20,647
                                                                        =======

  On February 4, 2002, the Company entered into a note agreement with one lender in the amount of $25,000,000. This 3-year term facility is secured by the Company's Houston, TX and Kingstree, SC, real properties and all of the Company's equipment at these locations. The promissory note requires monthly payments of approximately $520,000 including interest at the rate of 9.22% and matures on February 5, 2005 with a balloon payment equal to the unpaid principal balance plus accrued and unpaid interest. The terms of the note place various restrictions on the Company's ability to pay dividends or make certain other payments, incur additional debt, consolidate or merge into another corporation or sell assets and make capital expenditures. The note also requires the Company to maintain certain financial ratios and specified level of consolidated net worth.

  On February 4, 2002, the Company entered into a 3-year credit agreement with Bank of America, N.A., as agent, to borrow up to $55,000,000 on a revolving basis. The amount of borrowings allowed under the credit agreement is determined by the amount of eligible receivable and inventory amounts that make up the borrowing base. Loans made pursuant to the credit agreement bear interest, at the Company's option, at the bank's prime rate or the reserve adjusted LIBOR plus an applicable margin based on the ratio, from time-to-time, of the Company's EBITDA(as defined in the credit agreement) to certain "fixed charges," including principal paid on funded debts, cash interest expense, dividends, stock repurchases and certain other distributions made, cash amount of taxes paid and net capital expenditures made from time-to-time. The applicable margin for prime rate loans may vary between 0% and .25% per annum, and the applicable margin for LIBOR based loans may vary between 2% and 2.75% per annum. Fees will be payable from time-to-time with respect to letters of credit issued pursuant to the credit agreement at a rate equal to the margin the payable with respect to LIBOR based revolving loans. An annual commitment fee of 3/8% is payable on any unused portion of the facility. The terms of the credit agreement place various restrictions on the Company's ability to pay dividends or make certain other payments, incur additional debt, consolidate or merge into another corporation or sell assets and to make capital expenditures. The credit agreement also requires the Company to maintain certain financial ratios and specified levels of consolidated net worth.

  In January 2002, the Company arranged an additional EUR 2,550,000 credit line with a German bank to guarantee the performance of German installation contracts and temporary working capital requirements. This facility bears interest at market rates and is supported by a corporate guarantee.

  On February 4, 2002, the Company purchased all of the outstanding stock of Serrot International, Inc. for $15,165,400. In addition the Company estimates it will cost $12,500,000 for financing, severance, and relocating personnel, inventory and equipment. To finance the acquisition, the Company had to pay off its 7.34% notes with two lenders in the amount of $20,000,000 plus $1,500,000 of make-whole cost. To complete the acquisition and to refinance the 7.34% notes the Company entered into the 3-year term facility and the credit agreement described above.

  Summarized below are the maturities of new long-term debt of the Company during the next five years and thereafter (in thousands).

  Year Ending
  December 31,
  ------------
    2002.......................................................     3,709
    2003.......................................................     4,636
    2004.......................................................     5,067
    2005.......................................................    12,235
    2006.......................................................        --
    Thereafter.................................................        --
                                                                  -------
                                                                  $25,647
                                                                  =======
(9) Financial instruments --

Fair value of financial instruments --

  The Company's financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables and debt instruments. The book values of cash and cash equivalents, trade receivables and trade payables and floating-rate debt instruments are considered to be representative of their respective fair values. The Company had $20,647,000 and $25,996,000 of fixed-rate debt instruments at December 31, 2001and 2000 with fair values of approximately $19,146,000 and $25,936,000, respectively. The fair value of long-term debt was estimated based on quoted market prices for these or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The difference between the fair value and the carrying value represents the theoretical net discount or premium the Company would receive or have to pay to retire all debt at such date.

(10)  Per share information --

  The following table sets forth the weighted average shares for the computation of basic and diluted earnings per share (in thousands):

                                                                               Year Ended December 31,
                                                                               -----------------------
                                                                                2001     2000    1999
                                                                               -------  ------  ------
   Weighted average common shares outstanding................................   11,045  11,903  12,931
   Dilutive securities -- stock options......................................       49      --      --
                                                                                ------  ------  ------
   Weighted average common shares outstanding assuming full dilution.........   11,094  11,903  12,931
                                                                                ======  ======  ======

(11)    Stockholders' equity --

  On September 18, 1998, the Company's board of directors adopted a stock repurchase plan under which the company was authorized to repurchase up to 1,000,000 shares of its outstanding common stock in open market transactions depending on market conditions. This amount was increased to 3,000,000 as of December 31, 2000. As of December 31, 2001, stockholders' equity included 1,380,357 shares repurchased under the plan at an aggregate cost of $4,354,289.

  On June 5, 2000 the Company repurchased a block of 717,800 shares directly from an institutional holder at a cost of $2,174,938.

  The Company's board of directors adopted a qualified employee stock purchase plan on October 16, 1991, effective January 1, 1992. The plan as subsequently amended and restated authorizes the issuance of up to 100,000 shares of common stock for purchase by participating employees, as defined in the plan, at a 15% discount from the market price through December 1, 2006. As of December 31, 2001 and 2000, 52,898 and 46,670 shares, respectively, had been issued under this plan.

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

  In 1995, the Company's board of directors adopted the 1995 Incentive Stock Plan (the "1995 Employee Plan"). The 1995 Employee Plan, as subsequently amended and restated in 2001, permits the grant of up to 2,400,000 stock. This authorized amount has been reduced by any options exercised or outstanding under the 1986 Employee Plan. The 1995 Employee Plan provides for the grant of (i) non-qualified stock options, (ii) incentive stock options, (iii) shares of restricted stock, (iv) shares of phantom stock, and (v) stock bonuses (collectively, "Incentive Awards"). In addition, the 1995 Employee Plan permits the grant of cash bonuses payable when a participant is required to recognize income for federal income tax purposes in connection with the vesting of shares of restricted stock or the grant of a stock bonus. Key employees, including officers (whether or not they are directors), of the Company and its subsidiaries are eligible to participate in the 1995 Employee Plan. Each non-qualified stock option issued under the 1995 Employee Plan is granted for a period up to seven years after it is granted and may be exercised in respect of 50% and 100% of the shares covered upon the first and second anniversaries of the date of grant. The option price cannot be less than the fair market value of the shares on the date the option is granted.

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

The stock option activity under each plan is set forth below:

                            1986 Employee Plan         1988 Director Plan          1995 Employee Plan         1996 Director Plan
                         -------------------------  -------------------------  --------------------------  ------------------------
                          Shares       Option        Shares       Option         Shares        Option       Shares       Option
                          Under         Price        Under         Price         Under         Price        Under        Price
                          Option      Per Share      Option      Per Share       Option      Per Share      Option     Per Share
                         --------  ---------------  --------  ---------------  ----------  --------------  --------  --------------
Outstanding at
 December 31, 1998       151,400   $5.25 to $15.63   45,000   $6.25 to $11.63    959,450   $4.00 to $9.00   40,000   $4.88 to $7.00
   Granted............                                                           416,000   $3.75 to $3.75   12,000   $3.81 to $3.81
   Exercised..........
   Cancelled..........   (56,000)  $5.25 to $15.63                              (429,500)  $4.00 to $6.50
                         -------   ---------------                             ---------   --------------
Outstanding at
 December 31, 1999....    95,400   $5.25 to $11.13   45,000   $6.25 to $11.63    945,950   $3.75 to $9.00   52,000   $3.81 to $7.00
   Granted............                                                           421,500   $2.32 to $3.56   12,000   $2.88 to $2.88
   Exercised..........
   Cancelled..........   (17,400)   $8.25 to $8.25  (30,000)  $8.25 to $11.63   (141,750)  $3.75 to $6.50  (16,000)  $3.81 to $7.00
                         -------   ---------------  -------   ---------------  ---------   --------------  -------   --------------
Outstanding at
 December 31, 2000....    78,000   $5.25 to $11.13   15,000    $6.25 to $7.00  1,225,700   $2.32 to $9.00   48,000   $2.88 to $7.00
   Granted............                                                           398,000   $2.63 to $2.63   10,000   $2.65 to $2.65
   Exercised..........
   Cancelled..........                                                           (49,500)  $2.32 to $4.00   (8,000)  $6.50 to $7.00
                         -------                    -------                    ---------   --------------  -------   --------------
Outstanding at
 December 31, 2001....    78,000   $5.25 to $11.13   15,000    $6.25 to $7.00  1,574,200   $2.32 to $9.00   50,000   $2.65 to $5.81
                         =======   ===============  =======   ===============  =========   ==============  =======   ==============
Options exercisable       78,000   $5.25 to $11.13   15,000    $6.25 to $7.00    983,450   $2.32 to $9.00   40,000   $2.88 to $5.81
                         =======   ===============  =======   ===============  =========   ==============  =======   ==============
Options available
   for future grants..         0                          0                      536,154                    50,000
                         =======                    =======                    =========                   =======

          Substantially all outstanding options were priced between $2.32 and $11.13 per share at December 31, 2001. The weighted average of the remaining contractual life for the outstanding options at December 31, 2001, was 4.99 years. The weighted average price of options outstanding during 2001, 2000 and 1999 was $3.65, $5.24 and $6.38, respectively.

          The Company applies APB Opinion 25 and related Interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation expense has been recognized for its 1996 Director Plan and unrestricted stock options from the 1995 Employee Plan.

          Pro forma information regarding net income and earnings per share is required by FASB Statement No. 123, "Accounting for Stock-Based Compensation". Statement 123 also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994, under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2001, 2000 and 1999, respectively: risk-free interest rates of 4.8%, 5.3% and 6.5%; a dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of 45%, 49% and 60% and a weighted-average expected life of the option of 5 to 7 years.

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

  For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for earnings per share information):

                                                                                               Year Ended December 31,
                                                                                              -------------------------
                                                                                               2001     2000     1999
                                                                                              ------   ------   ------
Net income
  As reported...............................................................................   $1,378   $3,638   $4,907
  Pro forma.................................................................................    1,057    3,143    4,649
Basic and diluted earnings per share
  As reported...............................................................................      .12      .31      .38
  Pro forma.................................................................................      .10      .26      .36

  The estimated fair value of stock options issued in 2001, 2000 and 1999 was $552,000 and $495,000, $444,000, respectively.

(12)    Income taxes --

  Domestic and foreign income/(loss) before income taxes were as follows:

                                                                                               Year Ended December 31,
                                                                                              --------------------------
                                                                                                2001      2000     1999
                                                                                               ------    ------   ------
                                                                                                    (in thousands)
Domestic....................................................................................   $ (251)   $5,793   $4,107
Foreign.....................................................................................    2,851       172    4,354
                                                                                               ------    ------   ------
          Total.............................................................................   $2,600    $5,965   $8,461
                                                                                               ======    ======   ======

  The provision (benefit) for income taxes consisted of the following:

                                                                                               Year Ended December 31,
                                                                                             ----------------------------
                                                                                               2001      2000      1999
                                                                                              ------   -------    ------
                                                                                                   (in thousands)
Current expense (benefit):
  U.S.
     Federal...............................................................................   $ (963)  $ 2,368    $2,025
     State.................................................................................      (21)      246       181
                                                                                              ------   -------    ------
          Total U.S........................................................................     (984)    2,614     2,206
  Foreign..................................................................................    1,457       977     2,214
                                                                                              ------   -------    ------
          Total current....................................................................      473     3,591     4,420
Deferred expense (benefit):
  U.S.
     Federal...............................................................................     (277)     (452)     (356)
     State.................................................................................      (24)      (38)     (138)
                                                                                              ------   -------    ------
          Total U.S........................................................................     (301)     (490)     (494)
  Foreign..................................................................................    1,050      (774)     (372)
                                                                                              ------   -------    ------
          Total deferred...................................................................      749    (1,264)     (866)
                                                                                              ------   -------    ------
          Total provision for income taxes.................................................   $1,222   $ 2,327    $3,554
                                                                                              ======   =======    ======

  A reconciliation between the provision for income taxes and income taxes computed by applying the statutory rate is as follows:

                                                                                                Year Ended December 31,
                                                                                              ----------------------------
                                                                                                2001      2000      1999
                                                                                               ------    ------    ------
                                                                                                    (in thousands)
Tax provision (benefit) at statutory rate...................................................   $  884    $2,028    $2,877
Add (deduct):
  Amortization of goodwill..................................................................      286       368       388
  Meals and entertainment disallowance......................................................      269       365       350
  Foreign Sales Corporation benefit.........................................................        -      (360)     (170)
  Taxable differential for foreign subsidiaries.............................................      240       107       243
  State income taxes........................................................................      (30)      137        98
  Other, net................................................................................     (427)     (318)     (232)
                                                                                               ------    ------    ------
                                                                                               $1,222    $2,327    $3,554
                                                                                               ======    ======    ======

  The tax effects of temporary differences that gave rise to the deferred tax assets and liabilities were as follows at December 31:

                                                                                                                  2001     2000
                                                                                                                ------   ------
                                                                                                                (in thousands)
Deferred tax assets:
  Accrued expenses...........................................................................................   $3,854   $4,046
  Loss carryforward..........................................................................................        -      915
  Foreign currency hedge.....................................................................................      637      713
  Other......................................................................................................      292      456
                                                                                                                ------   ------
                                                                                                                 4,783    6,130
                                                                                                                ------   ------
Deferred tax liabilities:
  Excess of tax depreciation over book depreciation..........................................................      917    1,478
  Long-term contracts........................................................................................      228      265
  Other......................................................................................................       --       --
                                                                                                                ------   ------
                                                                                                                 1,145    1,743
                                                                                                                ------   ------
          Total deferred tax asset...........................................................................   $3,638   $4,387
                                                                                                                ======   ======

  Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $5,361,000 at December 31, 2001. Provision for U.S. federal and state income taxes not has been provided for earnings considered to be indefinitely reinvested. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

(13) Employee benefit plans --

  The Company has a defined contribution employee benefit plan under which substantially all U.S. employees are eligible to participate. The Company matches a portion of the employees' contributions. The Company contributed $495,000, $477,000 and $472,000 to the plan during the years ended December 31, 2001, 2000 and 1999, respectively. Under the terms of the plan, contributions to the plan may be discontinued at any time.

(14) Pension plan --

  The Company's German subsidiary has an unfunded pension plan providing benefits to three former employees. The plan provides fixed minimum pension payments at retirement age. There are no assets held in outside funds.

  The Company has adopted FAS 132, "Employers' Accounting for Pensions"; however, to the extent pension costs under German law exceed amounts computed under FAS 132, those additional amounts are recorded by the Company. Pension expense for the years ended December 31, 2001, 1999, and 1998 was $70,000, $24,000, and $84,000 respectively. The actuarial present value of accumulated benefits was $1,005,000 and $1,014,000 as of December 31, 2001 and December 31, 2000, respectively. The projected benefit obligation for service rendered to date, net of unrecognized prior service cost, was $1,005,000 and $1,014,000 as of December 31, 2001 and 2000, respectively.

  The computation assumed a discount rate on benefit obligations of 7% annual salary increases of 2% and annual benefit increases of 2% for 2001 and 2000.

(15) Concentration of credit risk --

  Accounts receivable, as financial instruments, could potentially subject the Company to concentrations of credit risk. The Company continuously evaluates the creditworthiness of its customers and may require customers to provide letters of credit to guarantee payments. During 2001, 2000 and 1999, no single customer accounted for 10% or greater of total net sales.

(16) Research and development costs --

  Research and development costs are charged to expense as incurred. The amounts of research and development and quality control expenditures during the years ended December 31, 2001, 2000 and 1999 were $1,143,000, $1,350,000 and
$1,616,000 respectively.

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

Subsequent events --

  On February 4, 2002, the Company acquired all of the issued and outstanding stock of Serrot International, Inc. The acquired company is involved in litigation arising in the ordinary course of business, as well as has asserted claims arising in the ordinary course of business, which in the opinion of management, will not have a material adverse effect on the Company's financial position or results of operations.

(18) Subsequent Events --

  On February 4, 2002, the Company completed the acquisition of all of the outstanding stock of Serrot International, Inc. from Waste Management Holdings, Inc. for $15,165,400. This amount is subject to adjustment based on final determination of working capital on the date of closing. In addition to the purchase price, the Company estimates it will incur approximately $12,500,000 of additional costs of financing, severance, and relocating personnel, inventory and equipment. To finance this transaction the Company paid in full its 7.34% notes in the amount of $21,500,000 including make whole costs. The Company arranged new financing of up to $80,000,000 as described in Note 8, Long Term Debt. This acquisition will increase the Company's equity by approximately $25,000,000 resulting from unallocated negative goodwill after the write off of all of Serrot's long-term assets.


(19) Segment Information --

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

                                                                                                       Years Ended
                                                                                               ----------------------------
                                                                                                2001       2000      1999
                                                                                               -------   --------   -------
Sales to unaffiliated customers (based on the geographic location of the customer):
  United States.............................................................................   $93,136   $105,659   $94,767
  Europe....................................................................................    51,979     49,007    51,256
  Latin & South America.....................................................................     9,339     16,095     8,923
  Far East/Pacific Rim......................................................................    10,966     14,278    13,496
  Other.....................................................................................     7,989      6,281    10,127

Only sales to one country, the United States, accounted for more than 10% of total sales.
Sales into other countries, accounting for less than 10% of total sales, have been aggregated into geographic regions for this presentation.

Long lived assets (principally property, plant and equipment):
  United States.............................................................................    23,875     22,365    23,368
  Germany...................................................................................     3,084      3,764     4,729
  Thailand..................................................................................     4,693      4,100        --
  Other.....................................................................................     1,703      5,263     5,319

Only long-lived assets in the United States, Germany and Thailand accounted for more than
10% of total long-lived assets.

                        GUNDLE/SLT ENVIRONMENTAL, INC.

                              SUPPLEMENTARY DATA

Consolidated quarterly financial data (Unaudited) --

   Unaudited quarterly information for fiscal 2001 and 2000 is as follows (in thousands, except per share amounts):


                                                           2001                                     2000
                                          ---------------------------------------  ---------------------------------------
                                                          Quarter                                  Quarter
                                          ---------------------------------------  ---------------------------------------
                                           First      Second    Third     Fourth    First      Second    Third     Fourth
                                          --------   --------  --------  --------  --------   --------  --------  --------
Net sales...............................   $23,544    $47,019   $57,340   $45,506   $29,881    $57,388   $59,982   $44,069
Gross profit............................     2,068      7,872    10,943     7,921     3,742     11,766    11,018     6,053
Income (loss) before income taxes.......    (4,799)     1,458     4,697     1,243    (3,241)     5,388     4,800      (982)
Net income (loss).......................    (2,784)       846     2,765       550    (1,880)     3,125     2,993      (600)
Basic and diluted earnings (loss) per
  Common share..........................      (.26)       .08       .25       .05      (.16)       .26       .26      (.05)

  The above data should be read in conjunction with the consolidated financial statements and notes thereto.

                                                                     SCHEDULE II

                        GUNDLE/SLT ENVIRONMENTAL, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                                (in thousands)

                                                                        Balance at  Additions               Balance
                                                                        Beginning    Charged                at End
                     Description                                         of Year    to Expense  Write-offs  of Year
                     -----------                                        ----------  ----------  ----------  -------
   December 31, 1999
     Allowance for doubtful accounts...........................           $4,955      $1,195      $  896    $5,254
                                                                          ======      ======      ======   =======
   December 31, 2000
     Allowance for doubtful accounts...........................           $5,254      $  984      $1,473    $4,765
                                                                          ======      ======      ======    ======
   December 31, 2001
     Allowance for doubtful accounts...........................           $4,765      $1,662      $1,939    $4,488
                                                                          ======      ======      ======    ======

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

  Not applicable.

                                   PART III

  Part III (Items 10 through 13) is omitted since the Company expects to file with the Securities and Exchange Commission within 120 days following December 31, 2001, definitive proxy materials pursuant to Regulation 14A under the Securities Exchange Act of 1934 involving the annual election of directors and certain other matters. If for any reason such a statement is not so filed, this Report will be appropriately amended.

                                    PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

  (a)(1) Financial statements (see financial statements at pages 17-36)

  (a)(2) Supplementary data (see page 37)

  (a)(3) Financial schedule (see page 38)

   Schedule II -- Valuation and Qualifying Accounts

  Schedules not listed above are omitted since the information required to be submitted has been included in the financial statements or the notes thereto, or the schedules are not required.

     (a)(3) Exhibits:

               Exhibit
                 No.
               -------
                2-A   -- Stock Purchase Agreement, dated as of January 22, 2002, between
                         Waste Management Holdings, Inc. and the Registrant (incorporated by reference to exhibit 2.1 to the Registrant's Current Report on Form
                         8-K filed January 23, 2002).
                3-A   -- Articles of Incorporation as amended (Exhibits 3.1, 3.2 and 3.3 to
                         Registrant's Registration Statement No. 33-9809 are incorporated herein by reference).
                3-B   -- Bylaws (Exhibit 3.4 to Registrant's Registration Statement No. 33-
                         9809 is incorporated herein by reference).
                4-A   -- Credit Agreement dated as of February 4, 2002, between the
                         Registrant, and certain of its subsidiaries, the financial institutions named therein, and Bank of America, N. A., as agent
                         (incorporated by reference to exhibit 4.1 to the Registrant's Current
                         Report on Form 8-K filed February 14, 2002).
                4-B   -- Loan and Security Agreement dated as of February 4, 2002, between
                         Registrant and certain of its subsidiaries, and Transamerica
                         Equipment Financial Services Corporation (incorporated by reference to exhibit 4.2 to the Registrant's Current Report on Form 8-K filed February 14, 2002).
                4-C   -- Promissory note dated as of February 4, 2002, between Registrant and
                         Transamerica Equipment Financial Services Corporation (incorporated by reference to exhibit 4.3 to the Registrant's Current Report on
                         Form 8-K filed February 14, 2002.
               10-B   -- Registrant's 1986 stock option plan (Exhibit 10.11 to Registrant's
                         Registration Statement No. 33-44306 is incorporated herein by reference).
               10-G   -- Registrant's 1995 Incentive Stock Plan as Amended and Restated May
                         3, 2001, (Incorporated by reference to 4.1 of the Registrant's
                         Registration Statement number 333-63466)
               10-I   -- Employment Agreement dated March 10, 1997, between Roger J. Klatt
                         And the Company. (Incorporated by reference to Exhibit of the same
                         Number in Registrant's 1997 Annual Report on Form 10-K)
               10-J   -- Registrant's 1996 Nonqualified Stock Option Plan for Non-Employee
                         Directors (Exhibit 4.1 to Registrant's Report on Form S-8 No. 333-
                         23299 is incorporated herein by reference).
               10-L   -- Amendment dated June 4, 1998, to the Employment Agreement dated
                         March 10, 1997, between Roger J. Klatt and the Company.
                         (Incorporated By reference to Exhibit of the same Number in
                         Registrant's 1998 Annual Report on Form 10-K)
               21     -- Subsidiaries.
               23     -- Consent of Independent Auditors -- Ernst & Young LLP.

     (b) Reports on Form 8-K -- GSE filed two reports on Form 8-K after the quarter ended December 31, 2001, but prior to the filing of this Form 10-K. One report on Form 8-K, dated January 23, 2002, reported that GSE had entered into an agreement to acquire the stock of Serrot International, Inc. The other report on Form 8-K , dated February 14, 2002, reported the completion of the Serrot acquisition, the related financial statements of the business acquired and the pro forma financial information of GSE reflecting the Serrot acquisition.

     (c)  Exhibits (see Item (a)(3), above).

     (d)  Additional financial statements (see Items (a)(1) and (a)(2) above).

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28/th/ day of February, 2002.

                                    GUNDLE/SLT ENVIRONMENTAL, INC.

                                    By /s/  SAMIR T. BADAWI
                                       -----------------------------------
                                            Samir T. Badawi, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the 28/th/ day of February, 2002.

            Signature                                      Title
          ----------------                     ------------------------------------
      /s/ SAMIR T. BADAWI                      Director, Chairman of the Board and
---------------------------------
          Samir T. Badawi                      Principal Executive Officer

      /s/ ROGER J. KLATT                       Principal Financial and Accounting Officer
---------------------------------
          Roger J. Klatt

      /s/ JAMES R. BURKE                       Director
---------------------------------
          James R. Burke

      /s/ BRUCE CUMMINGS                       Director
---------------------------------
          Bruce Cummings

      /s/ JAMES R. GIBBS                       Director
---------------------------------
          James R. Gibbs

      /s/ T. WILLIAM PORTER                    Director
---------------------------------
           T. William Porter

      /s/ EDWARD T. SHEEHAN                    Director
---------------------------------
           Edward T. Sheehan

                               INDEX TO EXHIBITS

  Exhibit
    No.
  -------
    2-A       --   Stock Purchase Agreement, dated as of January 22, 2002, between
                   Waste Management Holdings, Inc. and the Registrant
                   (incorporated by reference to exhibit 2.1 to the Registrant's Current
                   Report on Form 8-K filed January 23, 2002).
    3-A       --   Articles of Incorporation as amended (Exhibits 3.1, 3.2 and 3.3 to
                   Registrant's Registration Statement No. 33-9809 are incorporated herein by reference).
    3-B       --   Bylaws (Exhibit 3.4 to Registrant's Registration Statement No.
                   33-9809 is incorporated herein by reference).
    4-A       --   Credit Agreement dated as of February 4, 2002, between the Registrant, and certain of its subsidiaries, the financial institutions named therein, and Bank of America, N. A., as agent.
    4-B       --   Loan and Security Agreement dated as of February 4, 2002, between
                   Registrant and certain of its subsidiaries, and Transamerica Equipment
                   Financial Services Corporation.
    4-C       --   Promissory note dated as of February 4, 2002, between Registrant and
                   Transamerica Equipment Financial Services Corporation.
   10-B       --   Registrant's 1986 stock option plan (Exhibit 10.11 to Registrant's
                   Registration Statement No. 33-44306 is incorporated herein by reference).
   10-G       --   Registrant's 1995 Incentive Stock Plan as Amended and Restated
                   May 3, 2001, (Incorporated by reference to 4.1 of the Registrant's
                   Registration Statement number 333-63466)
   10-I       --   Employment Agreement dated March 10, 1997, between Roger J. Klatt and the Company. (incorporated by reference to Exhibit of the same number in Registrant's 1997 Annual Report on Form 10-K)
   10-J       --   Registrant's 1996 Nonqualified Stock Option Plan for Non-Employee
                   Directors (Exhibit 4.1 to Registrant's Report on Form S-8 No.
                   333-23299 is incorporated herein by reference).
   10-L       --   Amendment dated June 4, 1998, to the Employment Agreement dated
                   March 10, 1997, between Roger J. Klatt and the Company. (incorporated
                   By reference to Exhibit of the same Number in Registrant's 1998
                   Annual Report on Form 10-K)
   21         --   Subsidiaries.
   23         --   Consent of Independent Auditors -- Ernst & Young LLP.