Form 10-Q
period 2002-03-31
GUNDLE SLT ENVIRONMENTAL INC
filed 2002-04-29
CIK 805023

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                                    of the
                        SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended     March 31, 2002     Commission File Number 1-9307
                  ----------------------                        ------

                        GUNDLE/SLT ENVIRONMENTAL, INC.
      -------------------------------------------------------------------
            (Exact name of Registrant as specified in its Charter)


              Delaware                         22-2731074
---------------------------------------------------------------------
   (State or other jurisdiction of            (IRS Employer
    incorporation or organization)          Identification No.)



     19103 Gundle Road   Houston, Texas            77073
---------------------------------------------------------------------
   (Address of principal executive offices)      (Zip Code)


(Registrant's telephone number, including area code)   (281) 443-8564
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

Yes   X    No
    -----     ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.


            Class                Outstanding at April 25, 2002
----------------------------   ----------------------------------
Common stock, par value $.01              11,092,661

                        GUNDLE/SLT ENVIRONMENTAL, INC.

                                     INDEX

                                                                    PAGE
PART I - FINANCIAL INFORMATION

         Condensed Consolidated Balance Sheets as of
         March 31, 2002 (Unaudited) and
         December 31, 2001                                            3

         Consolidated Statements of Income
         For the Three Months Ended March 31, 2002
         and 2001 (Unaudited)                                         4

         Consolidated Statements of Cash Flows
         For the Three Months Ended March 31, 2002
         and 2001 (Unaudited)                                         5

         Notes to Condensed Consolidated Financial
         Statements                                                   6

         Management's Discussion and Analysis of Results
         of Operations and Financial Condition                        9


PART II - OTHER INFORMATION                                          14

                        GUNDLE/SLT ENVIRONMENTAL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)

                                                              MARCH 31           DECEMBER 31,
                                                                2002                 2001
                                                             ----------          ------------
                                                             (UNAUDITED)
ASSETS
CURRENT ASSETS:
  CASH AND CASH EQUIVALENTS                                  $   13,391          $   16,163
  ACCOUNTS RECEIVABLE, NET                                       56,372              45,418
  CONTRACTS IN PROGRESS                                           3,861               1,977
  INVENTORY                                                      27,002              17,151
  DEFERRED INCOME TAXES                                          11,424               3,479
  PREPAID EXPENSES AND OTHER                                      6,045               1,609
                                                             ----------          ----------
        TOTAL CURRENT ASSETS                                    118,095              85,797

PROPERTY, PLANT AND EQUIPMENT, NET                               31,540              33,355
EXCESS OF PURCHASE PRICE OVER FAIR VALUE
  OF NET ASSETS ACQUIRED, NET                                    22,154              22,205
DEFERRED INCOME TAXES                                             9,604                  -
OTHER ASSETS                                                      6,939               3,727
                                                             ----------          ----------

                                                             $  188,332          $  145,084
                                                             ==========          ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                   $   41,751          $   26,351
  ADVANCE BILLINGS ON CONTRACTS
   IN PROGRESS                                                    2,809               1,139
  SHORT-TERM DEBT                                                   186               5,154
  CURRENT PORTION OF LONG-TERM DEBT                               3,814               5,268
  DEFERRED INCOME TAXES                                             178                   -
  INCOME TAXES PAYABLE                                                -                 391
                                                             ----------          ----------

        TOTAL CURRENT LIABILITIES                                48,738              38,303

LONG-TERM DEBT                                                   21,335              15,379
DEFERRED INCOME TAXES                                             3,876               1,145
OTHER LIABILITIES                                                 1,034                 350
MINORITY INTEREST                                                 1,512                   -

STOCKHOLDERS' EQUITY:
  PREFERRED STOCK, $1.00 PAR VALUE, 1,000,000 SHARES
    AUTHORIZED, NO SHARES ISSUED OR
    OUTSTANDING                                                       -                   -
  COMMON STOCK, $.01 PAR VALUE, 30,000,000
    SHARES AUTHORIZED, 18,158,923 AND 18,109,923 SHARES
    ISSUED                                                          182                 181
  ADDITIONAL PAID-IN CAPITAL                                     94,197              69,380
  RETAINED EARNINGS                                              57,962              60,293
  ACCUMULATED OTHER COMPREHENSIVE INCOME                         (3,326)             (2,769)
                                                             ----------          ----------
                                                                149,015             127,085
  TREASURY STOCK AT COST, 7,066,262 and 7,066,262 SHARES        (37,178)            (37,178)
                                                             ----------          ----------

        TOTAL STOCKHOLDERS' EQUITY                              111,837              89,907
                                                             ----------          ----------

                                                             $  188,332          $  145,084
                                                             ==========          ==========

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
               THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        GUNDLE/SLT ENVIRONMENTAL, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
             (AMOUNTS IN THOUSANDS EXCEPT EARNINGS PER SHARE DATA)
                                  (UNAUDITED)

                                                    THREE MONTHS ENDED
                                                         MARCH 31
                                                 -------------------------
                                                   2002            2001
                                                 ---------       ---------
SALES AND OPERATING REVENUE                      $  38,730       $  23,544
COST OF PRODUCTS & SERVICES                         32,609          21,476
                                                 ---------       ---------

GROSS PROFIT                                         6,121           2,068

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                            7,359           6,273
AMORTIZATION OF GOODWILL                                -              332
NONRECURRING CHARGES                                   910              -
                                                 ---------       ---------

OPERATING INCOME                                    (2,148)         (4,537)

OTHER (INCOME) EXPENSES:
  INTEREST EXPENSE                                     545             359
  INTEREST INCOME                                      (72)           (158)
  OTHER EXPENSE, NET                                   122              60

INCOME(LOSS) BEFORE INCOME TAXES                    (2,743)         (4,798)

PROVISION FOR INCOME TAX BENEFIT                    (1,152)         (2,015)
                                                 ---------       ---------

LOSS BEFORE EXTRORDINARY ITEMS                      (1,591)          (2,783)

EXTRAORDINARY GAIN - SERROT ACQUISITION             24,627              -
EXTRAORDINARY LOSS - EXTINQUISHMENT OF DEBT           (741)             -
                                                 ---------       ---------

NET INCOME(LOSS)                                 $  22,295       $  (2,783)
                                                 =========       =========

BASIC AND DILUTED EARNINGS(LOSS) PER SHARE
   LOSS BEFORE EXTRAORDINARY ITEMS                   (0.14)         (0.25)
   EXTRAORDINARY ITEMS                                2.16             -
                                                 ---------       ---------

NET INCOME(LOSS) PER SHARE                       $    2.02       $  (0.25)
                                                 =========       =========

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                               11,050         11,050
                                                 =========       =========

                THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
              THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        GUNDLE/SLT ENVIRONMENTAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                                        THREE MONTHS ENDED
                                                                             MARCH 31
                                                                       ----------------------
                                                                         2002         2001
                                                                       ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET LOSS                                                             $  (2,332)   $  (2,784)
  ADJUSTMENTS TO RECONCILE NET LOSS TO CASH
    PROVIDED BY (USED IN) OPERATING ACTIVITIES:
    DEPRECIATION                                                           2,059        1,940
    AMORTIZATION                                                             183          337
    DEFERRED INCOME TAXES                                                     11          218
    GAIN ON SALE OF ASSETS                                                   (35)         (32)
    RECOGNITION OF GAIN ON HEDGE                                            (290)         (57)
    INCREASE (DECREASE) IN CASH DUE TO
      CHANGES IN ASSETS AND LIABILITIES:
      ACCOUNTS RECEIVABLE                                                 19,403       20,868
      CONTRACTS IN PROGRESS                                                 (690)         (66)
      INVENTORY                                                           (3,382)     (10,075)
      ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                            (9,592)       1,137
      ADVANCE BILLINGS ON CONTRACTS IN PROGRESS                              991         (177)
      INCOME TAXES PAYABLE                                                (2,857)      (2,385)
      OTHER                                                                 (974)      (1,029)
                                                                       ---------    ---------

      NET CASH PROVIDED BY(USED IN)OPERATING ACTIVITIES                    2,495        7,895
                                                                       ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:

  ADDITIONS TO PROPERTY, PLANT AND EQUIPMENT                                (445)      (5,641)
  PROCEEDS FROM SALE OF EQUIPMENT                                            108           95
  PAYMENTS FOR THE ACQUISITION OF A BUSINESS, NET OF
   CASH ACQUIRED                                                          (2,724)          -
  OTHER                                                                      145           -
                                                                       ---------    ---------

      NET CASH USED IN INVESTING ACTIVITIES                               (2,916)      (5,546)
                                                                       ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  REPURCHASE OF COMMON STOCK                                                   -          (74)
  PROCEEDS FROM THE EXERCISE OF STOCK OPTIONS AND
   PURCHASES UNDER THE EMPLOYEE STOCK PURCHASE PLAN                           191          17
  PROCEEDS FROM LONG-TERM DEBT                                           (25,338)          -
  RETIREMENT OF LONG-TERM DEBT                                           (20,835)          -
  FINANCING FEES                                                          (1,994)          -
  NET CHANGE IN SHORT-TERM DEBT                                           (4,968)       1,101
                                                                       ---------    ---------

      NET CASH PROVIDED BY(USED IN) FINANCING ACTIVITIES                  (2,268)       1,044
                                                                       ---------    ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                      (83)        (395)
                                                                       ---------    ---------
NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS                       (2,772)       2,998
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD                      16,163       11,270
                                                                       ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                         $  13,391    $  14,268
                                                                       =========    =========

                THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
              THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        GUNDLE/SLT ENVIRONMENTAL, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1)  Basis of Presentation -

  General -

         The accompanying unaudited, condensed consolidated financial statements have been prepared by the Registrant ("Gundle/SLT Environmental, Inc." or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of such financial statements for the periods indicated. Certain information relating to the Company's organization and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States has been condensed or omitted in this Form 10-Q pursuant to Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission. However, the Company believes that the disclosures herein are adequate to make the information presented not misleading. The results for the three months ended March 31, 2002, are not necessarily indicative of future operating results. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

         The accounting policies followed by the Company in preparing interim condensed consolidated financial statements are similar to those described in the "Notes to Consolidated Financial Statements" in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

Organization -

         Gundle/SLT Environmental, Inc., a Delaware corporation, through GSE Lining Technology, Inc. and the Company's other operating subsidiaries, is primarily engaged in the manufacture, sale and installation of geosynthetic lining systems.

(2)  Inventory -


     Inventory is stated at the lower of cost or market. Cost, which includes material, labor and overhead, is determined by the weighted average cost method, which approximates the first in, first out cost method. Inventory consisted of the following (000's):

                                       March 31,           December 31,
                                         2002                  2001
                                     -------------        --------------
Raw materials and supplies              $ 5,625              $ 4,625
Finished goods                           21,377               12,526
                                        -------              -------

                                        $27,002              $17,151
                                        =======              =======

(3)  Income Taxes -


     The Company's provision for income taxes is recorded at the statutory rates adjusted for the effect of any permanent differences. The Company has a tax holiday in Thailand through 2003 and a 50% reduced tax rate for 2004 through 2008.


(4)  Equity -


     On September 18, 1998, the Company's board of directors adopted a stock repurchase plan under which the Company was authorized to repurchase up to 1,000,000 shares of its outstanding common stock in open market transactions depending on market conditions. This amount was increased to 3,000,000 as of December 31, 2000. As of March 31, 2002, stockholders' equity included 1,380,357 shares repurchased under this program. All of these transactions were funded with the Company's available cash. At March 31, 2002, the Company had 11,092,661 shares outstanding.


(5)  Comprehensive Income -

     During the first quarter of 2002 and 2001, other comprehensive income (losses), representing foreign currency translation adjustments, amounted to $(527,000) and $(1,831,000), respectively.

(6)  Goodwill amortization -

     In June 2001, the Financial Accounting Standards Board issued SFAS No.
142, "Goodwill and Other Intangible Assets", effective for years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. If GSE had not amortized goodwill in the first quarter of 2001 the following pro forma results would have occurred:

                              Three months ended
                              -------------------
                                 March 31, 2001
                                 --------------
Net Loss                             ($2,512)
Basic Loss Per Share                  ($ .22)

     The Company is in the process of testing for impairment and anticipates completion in the second quarter. The Company believes that the results of the test will not have a signigficant effect on the value of Goodwill or Other Intangible Assets.

(7)  Business Combination

     On February 4, 2002, the Company completed the purchase of all the outstanding stock of Serrot International, Inc. (SII) from Waste Management Holdings, Inc. (WMI). The acquisition cost was $17.5 million, including after tax purchase, financing and transition costs of $6.0 million. The Company recorded the transaction using the purchase method of accounting resulting in the recognition of $24.6 million of negative goodwill representing the excess fair value of the assets acquired over the purchase price after its allocation to SII's long-lived assets net of their associated tax benefits. The negative goodwill was recognized as an extraordinary gain for the three months ended March 31, 2002. The purchase price is subject to adjustment the measurement of working capital as of the closing date, and accordingly, the purchase price is not final and is subject to change. Management believes such adjustments, if any, will not be material.

     In conjunction with the purchase, the Company established a liability of $6 million for estimated severance and other costs associated with the involuntary termination of SII employees and the closing of a SII plant. Through March 31, 2002, approximately $2 million of these costs were paid. The Company anticipates approximately $5.2 million of these costs will be paid by the end of 2002.

     Unaudited pro forma combined operating results of the Company and SII assuming the merger was completed as of January 1, 2002 and 2001, respectively, are summarized as follows:

                                  Three months ended March 31,
                                  ----------------------------
                                    2002                2001
                                    ----                ----
Sales & Operating Revenue           $47,413           $46,722
Net Loss                            ($2,421)          ($4,556)
Basic Loss Per Share                 ($ .22)           ($ .41)
Diluted Loss Per Share               ($ .21)           ($ .41)

     The pro forma information includes adjustments for changes to interest costs related to new financing obtained in conjunction with the acquisition, and decreased depreciation expense of acquired property and equipment as a result of the allocation of negative goodwill to long-lived assets. The pro forma information excludes an extraordinary gain of $24.6 million resulting from excess negative goodwill. The pro forma information is not necessarily indicative of the results of operations had the transaction been effected on the assumed date or the results of operations for any future periods.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
-------  -----------------------------------------------------------------
         FINANCIAL CONDITION
         -------------------

RESULTS OF OPERATIONS
---------------------

Quarter:

     For the three months ended March 31, 2002, sales and operating revenue was $38,730,000 compared with $23,544,000 for the same period last year. U.S. sales and operating revenue was $14,766,000, 84% higher than for the same period last year. Foreign sales and operating revenue was $24,064,000, 54% higher than last year. Foreign units shipped were up 37%. The primary reason for the increased sales and operating revenue and unit shipments was the completion, on February 4, 2002, of the acquisition of Serrot International, Inc.(SII). Foreign currency translation reduced 2002 foreign sales and operating revenue by $381,000.

     Gross profit for the quarter was $6,121,000, or 196% higher than the prior year at $2,068,000. Gross Profit was increased by the additional units shipped and installed in the U.S. primarily resulted from the acquisition of SII. Gross profit margin, as a percentage of sales and operating revenue, increased to 15.8% from 8.8% last year. Margin as a percentage of sales and operating revenue improved primarily due to increases in the utilization of GSE's manufacturing and installation assets..

     Selling, general and administrative (SG&A) expenses were $7,359,000 compared with $6,605,000 in the first quarter of 2001, an 11% increase. Most of this increase was associated with the new Non-U.S. operations acquired from SII. Virtually all of SII's U.S. SG&A cost was eliminated.

     Interest expense was $186,000 higher than last year primarily due to an increase in the interest rate resulting from the refinancing of our long term debt to accomplish the acquisition of SII.

     Other (income)/expense was $62,000 higher than last year primarily due to an increase in amortization of debt issuance expenses related to GSE's new debt.

     The quarterly benefit for income taxes was $1,152,000 compared with $2,015,000 in the same period last year. The tax provision for both periods was recorded at the statutory rates adjusted for certain permanent differences on a year-to-date basis.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Sources of Liquidity

     The Company's primary sources of liquidity in the first quarter of 2002 were internally generated cash from operations, its credit line and a refinancing of its long term notes. Primary uses of cash were capital expenditures and the acquisition of SII. Cash used by operations in the first quarter was $1,462,000. Capital expenditures totaled $445,000. Payments for the acquisition of SII, net of cash acquired, was $2,724,000, As of March 31, 2002 the Company had working capital $76,935,000 of which $13,391,000 was cash and cash equivalent investments. The Company's capital structure consisted of $25,335,000 in debt and $111,937,000 in stockholders' equity at March 31, 2002.

     At March 31, 2002, the Company had credit facilities with two German banks in the amount of EUR 5,625,000. These revolving credit facilities are secured by property and plant in Germany, which also secures an installment loan. These facilities mature in September, 2002, and bear interest at various market rates. These credit facilities are used primarily to guarantee the performance of European installation contracts and temporary working capital requirements. At March 31, 2002, the Company had EUR 2,785,000 available under these credit facilities with EUR 2,627,000 of bank guarantees outstanding and EUR 213,000 of current borrowings.

     In January 2002, the Company arranged an additional EUR 2,550,000 credit line with a German bank to increase the amount available to guarantee the performance of German installation contracts and temporary working capital requirements. This facility bears interest at market rates and is supported by a corporate guarantee.

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

     On February 4, 2002, the Company entered into a 3-year credit agreement with Bank of America, N.A., as agent, to borrow up to $55,000,000 on a revolving basis. The amount of borrowings allowed under the credit agreement is determined by the amount of eligible receivable and inventory amounts that make up the borrowing base. Loans made pursuant to the credit agreement bear interest, at the Company's option, at the bank's prime rate or the reserve adjusted LIBOR plus an applicable margin based on the ratio, from time-to-time, of the Company's EBITDA (as defined in the credit agreement) to certain "fixed charges", including principal paid on funded debts, cash interest expense, dividends, stock repurchases and certain other distributions made, cash amount of taxes paid and net capital expenditures made from time-to-time. The applicable margin for prime rate loans may vary between 0% and .25% per annum, and the applicable margin for LIBOR based loans may vary between 2% and 2.75% per annum. Fees will be payable from time-to-time with respect to letters of credit issued pursuant to the credit agreement at a rate equal to the margin payable with respect to LIBOR based revolving loans. An annual commitment fee of 3/8% is payable on any unused portion of the facility. The terms of the credit agreement place various restrictions on the Company's ability to pay dividends or make certain other payments, incur additional debt, consolidate or merge into another corporation or sell assets and to make capital expenditures. The credit agreement also requires the Company to maintain certain financial ratios and specified levels of consolidated net worth. As of March 31, 2002, the Company had no borrowings outstanding under this facility. On March 31, 2002, the Company's available borrowing base under the line of credit was approximately $25,000,000 of which the Company could have borrowed approximately $13,000,000.

     On February 4, 2002, the Company issued $25,000,000 of long term notes and arranged a line of credit of up to $55,000,000. On February 4, 2002, the Company paid in full $20,000,000 of 7.34% long term debt and $15,165,400 (subject to adjustment upon the final determination of Serrot's working capital at the closing date) for the purchase of all of the outstanding stock of SII. Based on the final closing balance sheet submitted by the Company, GSE expects to receive $3,957,000 from Waste Management, Inc. as a reduction of the purchase price. The Company also paid approximately $4,000,000 of closing costs related to the acquisition. To complete the acquisition the Company used $8,700,000 of its cash and borrowed $5,500,000 under its line of credit.

     The Company estimates it will cost $9,000,000 for severance, and relocating personnel, inventory and equipment during fiscal year 2002 related to the acquisition, of which approximately $2,900,000 occurred in the first quarter. The acquisition added approximately $24,600,000 in equity to the balance sheet. Management believes significant savings will result from plant consolidations, sales and marketing consolidations, and administrative cost savings on a combined basis.

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

     Our long term obligations consist primarily of the $24,306,000 of long term notes and are payable over the next three years.

  Other

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

     The Company's second quarter sales and operating revenue is expected to double when compared to last year producing gross profit of approximately $18,000,000.

Critical Accounting Policies and Estimates

     The Company's discussion and analysis of financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, management evaluates estimates, including those related to bad debts, materials and supplies obsolescence, investments, intangible assets and goodwill income taxes, financing operations, workers' insurance, pensions and other post-retirement and employment benefits and contingent liabilities. Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from the estimates estimate used in preparing the consolidated financial statements contained herein.

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

     Revenue recognition and job loss accrual - Revenues from installation contracts are recognized on the percentage-of-completion method measured by the percentage of costs incurred to total estimated cost for each contract The Company's installation projects are reviewed for profitability on a monthly basis. When it has been determined that a project will generate a loss for the Company, the Company estimates that loss and books a reserve for the total expected loss on the job.

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



PART II - OTHER INFORMATION

     GSE filed two reports on Form 8-K during the quarter ended March 31, 2002. One report on Form 8-K, dated January 23, 2002, reported that GSE had entered into an agreement to acquire the stock of Serrot International, Inc. The other report on Form 8-K , dated February 14, 2002, reported the completion of the Serrot acquisition, the related financial statements of the business acquired and the pro forma financial information of GSE reflecting the Serrot acquisition.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   GUNDLE/SLT ENVIRONMENTAL, INC.


DATE  April 25, 2002                        BY   /s/ Roger J. Klatt
     --------------------                      ----------------------------
                                            ROGER J. KLATT,
                                            EXECUTIVE VICE PRESIDENT &
                                            CHIEF FINANCIAL OFFICER