Form 10-Q
period 2002-06-30
GUNDLE SLT ENVIRONMENTAL INC
filed 2002-07-26
CIK 805023

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                                     of the
                         SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended     June 30, 2002     Commission File Number 1-9307
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

Yes  X     No ____
    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

            Class                   Outstanding at July 24, 2002
----------------------------      --------------------------------
Common stock, par value $.01                 11,213,694

                         GUNDLE/SLT ENVIRONMENTAL, INC.

                                      INDEX

                                                                            PAGE
PART I - FINANCIAL INFORMATION

     Condensed Consolidated Balance Sheets as of
     June 30, 2002 (Unaudited) and
     December 31, 2001                                                         3

     Consolidated Statements of Income
     For the Three and Six Months Ended June 30, 2002
     and 2001 (Unaudited)                                                      4

     Consolidated Statements of Cash Flows
     For the Six Months Ended June 30, 2002
     and 2001 (Unaudited)                                                      5

     Notes to Condensed Consolidated Financial
     Statements                                                                6

     Management's Discussion and Analysis of Results
     of Operations and Financial Condition                                    10

     Submission of Matters to a vote of Security Holders                      17


PART II - OTHER INFORMATION                                                   17

                         GUNDLE/SLT ENVIRONMENTAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)

                                                                         JUNE 30         DECEMBER 31,
                                                                           2002              2001
                                                                       -----------       ------------
                                                                       (UNAUDITED)
ASSETS
CURRENT ASSETS:
  CASH AND CASH EQUIVALENTS                                            $   10,452         $  16,163
  ACCOUNTS RECEIVABLE, NET                                                 71,936            45,418
  CONTRACTS IN PROGRESS                                                     5,714             1,977
  INVENTORY                                                                28,124            17,151
  DEFERRED INCOME TAXES                                                    11,020             3,479
  PREPAID EXPENSES AND OTHER                                                4,072             1,609
                                                                       ----------         ---------

        TOTAL CURRENT ASSETS                                              131,318            85,797

PROPERTY, PLANT AND EQUIPMENT, NET                                         33,892            33,355
EXCESS OF PURCHASE PRICE OVER FAIR VALUE
  OF NET ASSETS ACQUIRED, NET                                              22,389            22,205
DEFERRED INCOME TAXES                                                       5,908                 -
OTHER ASSETS                                                                7,033             3,727
                                                                       ----------         ---------

                                                                       $  200,540         $ 145,084
                                                                       ==========         =========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                             $   49,377         $  26,351
  ADVANCE BILLINGS ON CONTRACTS
   IN PROGRESS                                                              2,741             1,139
  SHORT-TERM DEBT                                                               -             5,154
  CURRENT PORTION OF LONG-TERM DEBT                                         4,540             5,268
  INCOME TAXES PAYABLE                                                          -               391
                                                                       ----------         ---------

        TOTAL CURRENT LIABILITIES                                          56,658            38,303

LONG-TERM DEBT                                                             19,381            15,379
DEFERRED INCOME TAXES                                                       1,296             1,145
OTHER LIABILITIES                                                             994               350
MINORITY INTEREST                                                           2,044                 -

STOCKHOLDERS' EQUITY:
  PREFERRED STOCK, $1.00 PAR VALUE, 1,000,000 SHARES
    AUTHORIZED, NO SHARES ISSUED OR
    OUTSTANDING                                                                 -                 -
  COMMON STOCK, $.01 PAR VALUE, 30,000,000
    SHARES AUTHORIZED, 18,279,956 AND 18,109,923 SHARES
    ISSUED                                                                    185               181
  ADDITIONAL PAID-IN CAPITAL                                               70,090            69,380
  RETAINED EARNINGS                                                        87,646            60,293
  ACCUMULATED OTHER COMPREHENSIVE INCOME                                   32,192            (2,769)
                                                                       ----------         ---------
                                                                          157,345           127,085
  TREASURY STOCK AT COST, 7,066,262 and 7,066,262 SHARES                  (37,178)          (37,178)
                                                                       ----------         ---------

        TOTAL STOCKHOLDERS' EQUITY                                        120,167            89,907
                                                                       ----------         ---------

                                                                       $  200,540         $ 145,084
                                                                       ==========         =========

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
               THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                         GUNDLE/SLT ENVIRONMENTAL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
              (AMOUNTS IN THOUSANDS EXCEPT EARNINGS PER SHARE DATA)
                                   (UNAUDITED)

                                                              THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                    JUNE 30                           JUNE 30
                                                          --------------------------         -------------------------
                                                             2002             2001             2002             2001
                                                          --------          --------         --------         --------
SALES AND OPERATING REVENUE                               $ 81,932          $ 47,019         $120,662         $ 70,563
COST OF PRODUCTS & SERVICES                                 62,448            39,147           95,057           60,623
                                                          --------          --------         --------         --------

GROSS PROFIT                                                19,484             7,872           25,605            9,940

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                                    7,834             5,989           15,193           12,262
AMORTIZATION OF GOODWILL                                        --               329               --              661
NONRECURRING CHARGES-SERROT ACQUISITION                      1,096                --            2,006               --
                                                          --------          --------         --------         --------

OPERATING INCOME (LOSS)                                     10,554             1,554            8,406           (2,983)

OTHER (INCOME) EXPENSES:
  INTEREST EXPENSE                                             610               426            1,155              785
  INTEREST INCOME                                           32,705            32,660           32,634           32,501
  OTHER (INCOME) EXPENSE, NET                                  438            32,546              564           32,608
  MINORITY INTEREST                                            291                --              286               --
                                                          --------          --------         --------         --------

INCOME(LOSS) BEFORE INCOME TAXES                             9,278             1,458            6,535           (3,341)

PROVISION FOR INCOME TAX EXPENSE (BENEFIT)                   3,896               612            2,745            31365
                                                          --------          --------         --------         --------

NET INCOME (LOSS) BEFORE EXTRORDINARY ITEMS                  5,382               846            3,790            -1938

EXTRAORDINARY GAIN - SERROT ACQUISITION                     32,440                --           24,299               --
EXTRAORDINARY LOSS - EXTINQUISHMENT OF DEBT                      0                --           32,027               --
                                                          --------          --------         --------         --------

NET INCOME(LOSS)                                          $  5,054          $    846         $ 27,348         $ (1,938)
                                                          ========          ========         ========         ========

BASIC EARNINGS(LOSS) PER SHARE
   NET INCOME(LOSS) BEFORE EXTRAORDINARY ITEMS                0.48              0.08             0.34            (0.18)
   EXTRAORDINARY ITEMS                                       (0.03)               --             2.12               --
                                                          --------          --------         --------         --------

NET INCOME(LOSS) PER SHARE                                $   0.45          $   0.08         $   2.46         $  (0.18)
                                                          ========          ========         ========         ========

DILUTED EARNINGS(LOSS) PER SHARE
   NET INCOME(LOSS) BEFORE EXTRAORDINARY ITEMS                0.46              0.08             0.33            (0.18)
   EXTRAORDINARY ITEMS                                       (0.03)               --             2.05               --
                                                          --------          --------         --------         --------

NET INCOME(LOSS) PER SHARE                                $   0.43          $   0.08         $   2.38         $  (0.18)
                                                          ========          ========         ========         ========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
   BASIC                                                    11,157            11,044           11,108           11,047
                                                          ========          ========         ========         ========
   DILUTED                                                  11,639            11,044           11,505           11,047
                                                          ========          ========         ========         ========

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
               THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                         GUNDLE/SLT ENVIROMENTAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                     SIX MONTHS ENDED
                                                                                          JUNE 30
                                                                                 -------------------------
                                                                                   2002            2001
                                                                                 ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET LOSS                                                                       $  27,348       $  30,830
  ADJUSTMENTS TO RECONCILE NET LOSS TO CASH
    PROVIDED BY (USED IN) OPERATING ACTIVITIES:
    DEPRECIATION                                                                     3,779           3,957
    AMORTIZATION                                                                       355             671
    DEFERRED INCOME TAXES                                                            3,280             266
    MINORITY INTEREST                                                                  286              --
    GAIN ON SALE OF ASSETS                                                          32,753          32,736
    GAIN ON PURCHASE OF SERROT                                                     (24,299)             --
    GAIN ON SALE OF JOINT VENTURE INTEREST                                          32,717              --
    DEFERRED GAIN ON HEDGE                                                          32,478              --
    INCREASE (DECREASE) IN CASH DUE TO
      CHANGES IN ASSETS AND LIABILITIES:
      ACCOUNTS RECEIVABLE                                                             (430)          9,917
      CONTRACTS IN PROGRESS                                                         30,456          27,635
      INVENTORY                                                                     28,948          27,028
      ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                                       5,030             707
      ADVANCE BILLINGS ON CONTRACTS IN PROGRESS                                        828          31,875
      INCOME TAXES PAYABLE                                                              --          30,983
      OTHER                                                                         (3,738)           (786)
                                                                                 ---------       ---------
      NET CASH PROVIDED BY(USED IN)OPERATING ACTIVITIES                              5,951            (789)
                                                                                 ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  ADDITIONS TO PROPERTY, PLANT AND EQUIPMENT                                        28,522          24,313
  PROCEEDS FROM SALE OF EQUIPMENT                                                      264             258
  PAYMENTS FOR THE ACQUISITION OF A BUSINESS, NET OF
CASH ACQUIRED                                                                       29,020              --
  SALE OF JOINT VENTURE INTEREST, NET OF CASH SOLD                                   31811              --
  OTHER                                                                                146              --
                                                                                 ---------       ---------
      NET CASH USED IN INVESTING ACTIVITIES                                         (8,541)         (8,197)
                                                                                 ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Expenses Payments

  REVOLVER                                                                          27,768           5,000
  PAYMENT OF FINANCING FEES                                                         30,731              --
  PROCEEDS FROM NEW DEBT                                                            25,338              --
  REPURCHASE OF COMMON STOCK                                                            --          32,694
  PROCEEDS FROM THE EXERCISE OF STOCK OPTIONS AND
1st Qtr                                                                             757046         1196750
    PURCHASES UNDER THE EMPLOYEE STOCK PURCHASE PLAN                                   711              17
2nd Qtr                                                                             757046         279,250
  RETIREMENT OF LONG-TERM DEBT                                                     (22,046)             --
  NET CHANGE IN SHORT-TERM DEBT                                                         --             504
                                                                                 ---------       ---------

      NET CASH PROVIDED BY(USED IN) FINANCING ACTIVITIES                            (3,034)          5,447
                                                                                 ---------       ---------

4th Qtr                                                                            594,150         279,250
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                             32,681          32,192
                                                                                 ---------       ---------

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS                                 (5,711)         (4,115)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD                                16,163          11,270
                                                                                 ---------       ---------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                                   $  10,452       $   7,155
                                                                                 =========       =========

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
               THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                         GUNDLE/SLT ENVIRONMENTAL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)  Basis of Presentation -

 General -

     The accompanying unaudited, condensed consolidated financial statements have been prepared by the Registrant ("Gundle/SLT Environmental, Inc." or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of such financial statements for the periods indicated. Certain information relating to the Company's organization and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States has been condensed or omitted in this Form 10-Q pursuant to Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission. However, the Company believes that the disclosures herein are adequate to make the information presented not misleading. The results for the three and six months ended June 30, 2002, are not necessarily indicative of future operating results. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

(2)  Inventory -

     Inventory is stated at the lower of cost or market. Cost, which includes material, labor and overhead, is determined by the weighted average cost method, which approximates the first in, first out cost method. Inventory consisted of the following (000's):

                                               June 30,        December 31,
                                                 2002              2001
                                             ------------     --------------

Raw materials and supplies                      $ 9,327          $ 4,625
Finished goods                                   18,797           12,526
                                                -------          -------

                                                $28,124          $17,151
                                                =======          =======

(3)  Income Taxes -

     The Company's provision for income taxes is recorded at the statutory rates adjusted for the effect of any permanent differences. The Company has a tax holiday in Thailand through 2003 and a 50% reduced tax rate for 2004 through 2008.

(4)  Equity -

     On September 18, 1998, the Company's board of directors adopted a stock repurchase plan under which the Company was authorized to repurchase up to 1,000,000 shares of its outstanding common stock in open market transactions depending on market conditions. This amount was increased to 3,000,000 as of December 31, 2000. As of June 30, 2002, stockholders' equity included 1,380,357 shares repurchased under this program. All of these transactions were funded with the Company's available cash. At June 30, 2002, the Company had 11,213,694 shares outstanding.

(5)  Comprehensive Income -

     During the second quarter of 2002 and 2001, other comprehensive income (losses), representing foreign currency translation adjustments, amounted to $2,751,000 and $(487,000), respectively. For the six months ended June 30, 2002 and 2001, other comprehensive income (losses), amounted to $2,193,000 and $(2,318,000) respectively.

(6)  Goodwill amortization -

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets", effective for years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. The Company adopted SFAS No. 142 as of January 1, 2002. If GSE had not amortized goodwill in the first six months of 2001 the following pro forma results would have occurred:

                                Three months ended        Six months ended
                                ------------------        ----------------
                                   June 30, 2001             June 30, 2001
                                  --------------            --------------
Net Income(Loss)                      $1,035                  ($1,554)
Basic Income(Loss) Per Share          $  .09                  ($  .14)
Diluted Income(Loss) Per Share        $  .09                  ($  .14)

     During the second quarter 2002, the Company performed the initial testing of impairment of goodwill on its reporting unit. The test was applied utilizing the fair value of the reporting unit as of January 1, 2002 as determined based on the reporting units discounted cash flow. There was no goodwill impairment in the Company's one reporting unit

(7)  Business Combination

     On February 4, 2002, the Company completed the purchase of all the outstanding stock of Serrot International, Inc. (SII) from Waste Management Holdings, Inc. (WMI). The acquisition cost was $17.9 million, including after tax purchase, financing and transition costs of $6.0 million. The Company recorded the transaction using the purchase method of accounting resulting in the recognition of $24.3 million of negative goodwill representing the excess fair value of the assets acquired over the purchase price after its allocation to SII's long-lived assets net of their associated tax benefits. The negative goodwill was recognized as an extraordinary gain for the six months ended June 30, 2002. The purchase price was adjusted during the second quarter for measurement of working capital as of the closing date.

     In conjunction with the purchase, the Company established a pre-tax liability of $6 million for estimated severance and other costs associated with the involuntary termination of SII employees and the closing of a SII plant. Through June 30, 2002, approximately $4.6 million of these costs have been paid. The Company anticipates approximately $5.2 million of these costs will be paid by the end of 2002.

     Unaudited pro forma combined operating results of the Company and SII assuming the merger was completed as of January 1, 2002 and 2001, respectively, are summarized as follows:

                                               Six months ended June 30,
                                               ------------------------
                                                2002              2001
                                                ----              ----

Sales & Operating Revenue                     $129,345          $142,496
Net Income(Loss)                              $  2,960         ($  1,801)
Basic Income(Loss) Per Share                  $    .27         ($    .15)
Diluted Income(Loss) Per Share                $    .26         ($    .16)


     The pro forma information includes adjustments for changes to interest costs related to new financing obtained in conjunction with the acquisition, and decreased depreciation expense of acquired property and equipment as a result of the allocation of negative goodwill to long-lived assets. The pro forma information excludes an extraordinary gain of $24.3 million resulting from excess negative goodwill. The pro forma information is not necessarily indicative of the results of operations had the transaction been effected on the assumed date or the results of operations for any future periods.

(8)  New Accounting Prouncements -

     In April 2002, Financial Accounting Standards Board issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB 30 will now be used to classify those gains and losses. SFAS No. 64 amended SFAS No. 4, and is no longer necessary because SFAS No. 4 has been rescinded. SFAS No. 44 was issued to establish accounting requirements for the effect of transition to the provisions of the Motor Carrier Act of 1980. Because the transition has been completed, SFAS No. 44 is no longer necessary. SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effect similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. Certain provisions of this statement related to SFAS No. 13 are effective for transactions occurring after May 15, 2002, all other provisions of this statement will be effective for financial statements issued on or after May 15, 2002. The Company adopted this statement in the second quarter of 2002. The adoption of this statement did not have a significant impact on the consolidated financial statements of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Quarter:

         For the three months ended June 30, 2002, sales and operating revenue was $81,932,000 compared with $47,019,000 for the same period last year. U.S. sales and operating revenue was $49,858,000, 94% higher than for the same period last year. U.S. units shipped were up 77% and those installed were up 175%. Foreign sales and operating revenue was $32,074,000, 51% higher than last year. Foreign units shipped were up 43%. Foreign currency translation increased 2002 foreign sales and operating revenue by $395,000. The primary reason for the increased sales and operating revenue and units shipped and installed was the completion, on February 4, 2002, of the acquisition of Serrot International, Inc.(SII).

     Gross profit for the quarter was $19,484,000, or 148% higher than the prior year at $7,871,000. Gross Profit was increased by the additional units manufactured, shipped and installed. Gross profit margin, as a percentage of sales and operating revenue, increased to 23.8% from 16.7% last year. Margin as a percentage of sales and operating revenue improved primarily due to increases in the utilization of GSE's manufacturing and installation assets and increased spread between lower resin costs purchased earlier in the year and selling price of selling prices.

     Selling, general and administrative (SG&A) expenses were $7,834,000 compared with $5,989,000 in the second quarter of 2001, a 31% increase. Most of this increase was associated with the acquistion of SII. SG&A, as a percent of sales, was 9.6% compared to 12.7% last year.

     Interest expense was $184,000 higher than last year primarily due to an increase in the interest rate resulting from the refinancing of our long term debt to accomplish the acquisition of SII.

     Other (income)/expense, net was $660,000 higher than last year primarily due to an increase in amortization of debt issuance costs related to GSE's new debt, reduced gains in foreign exchange and a reduction in the Company's Egyptian joint venture income.

     The quarterly provision for income taxes was $3,896,000 compared with $612,000 in the same period last year. The tax provision for both periods was recorded at the statutory rates adjusted for certain permanent differences on a year-to-date basis.

Year-to-date:

         For the six months ended June 30, 2002, sales and operating revenue was $120,662,000 compared with $70,563,000 for the same period last year. U.S. sales and operating revenue was $69,120,000, 105% higher than for the same period last year. Units shipped were up 90% and those installed were up 175%. Foreign sales and operating revenue was $51,542,000, 40% higher than last year. Foreign units shipped were up 37% and those installed were up 137%. Foreign currency translation increased 2002 foreign sales and operating revenue by $729,000. The primary reason for the increased sales and operating revenue and units shipped and installed was the completion, on February 4, 2002, of the acquisition of SII.

     Gross profit for the six months was $25,605,000, or 158% higher than the prior year at $9,940,000. Gross Profit was increased by the additional units manufactured, shipped and installed in the U.S. primarily resulting from the acquisition of SII. Gross profit margin, as a percentage of sales and operating revenue, increased to 21.2% from 14.1% last year. Margin as a percentage of sales and operating revenue improved primarily due to increases in the utilization of GSE's manufacturing and installation assets and increased spread between lower resin costs purchased earlier and selling price of finished products.

     SG&A expenses were $15,193,000 compared with $12,262,000 in the first six months of 2001, a 24% increase. Most of this increase was associated with the acquisition of SII. SG&A, as a percentage of sales, was 12.6% compared to 17.4% last year.

     Interest expense was $370,000 higher than last year primarily due to an increase in the interest rate resulting from the refinancing of our long term debt to accomplish the acquisition of SII.

     Other (income)/expense, net, was $724,000 higher than last year primarily due to an increase in amortization of debt issuance costs related to GSE's new debt and a reduction in the Company's Egyptian joint venture income.

     The year to date provision for income taxes was $2,745,000 compared with a benefit of $1,403,000 in the same period last year. The tax provision for both periods was recorded at the statutory rates adjusted for certain permanent differences on a year-to-date basis.

LIQUIDITY AND CAPITAL RESOURCES

     Sources of Liquidity

     The Company's primary sources of liquidity in the first six months of 2002 were internally generated cash from operations, its credit line and a refinancing of its long term notes. Primary uses of cash were capital expenditures and the acquisition of SII. Cash provided by operations in the first six months was $5,951,000. Capital expenditures totaled $4,246,000. Payments for the acquisition of SII, net of cash acquired, was $3,748,000, As of June 30, 2002, the Company had working capital $74,660,000 of which $10,452,000 was cash and cash equivalent investments. The Company's capital structure consisted of $23,921,000 in debt and $120,167,000 in stockholders' equity at June 30, 2002.

     At June 30, 2002, the Company had credit facilities with two German banks in the amount of EUR 5,100,000. These revolving credit facilities are secured by property and plant in Germany. These facilities mature in September, 2002, and bear interest at various market rates. These credit facilities are used primarily to guarantee the performance of European installation contracts and temporary working capital requirements. At June 30, 2002, the Company had EUR 3,324,000 available under these credit facilities with EUR 1,776,000 of bank guarantees outstanding and no current borrowings. These facilities are in the process of being renewed, secured only by a corporate guarantee.

     In January 2002, the Company arranged an additional EUR 2,550,000 credit line with a third German bank to increase the amount available to guarantee the performance of German installation contracts and temporary working capital requirements. This facility bears interest at market rates and is supported by a corporate guarantee. At June 30, 2002, the Company had EUR 1,533,000 available under these credit facilities with EUR 1,017,000 of bank guarantees outstanding.

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

     On February 4, 2002, the Company entered into a 3-year credit agreement with Bank of America, N.A., as agent, to borrow up to $55,000,000 on a revolving basis. The amount of borrowings allowed under the credit agreement is determined by the amount of eligible receivable and inventory amounts that make up the borrowing base. Loans made pursuant to the credit agreement bear interest, at the Company's option, at the bank's prime rate or the reserve adjusted LIBOR plus an applicable margin based on the ratio, from time-to-time, of the Company's EBITDA (as defined in the credit agreement) to certain "fixed charges", including principal paid on funded debts, cash interest expense, dividends, stock repurchases and certain other distributions made, cash amount of taxes paid and net capital expenditures made from time-to-time. The applicable margin for prime rate loans may vary between 0% and .25% per annum, and the applicable margin for LIBOR based loans may vary between 2% and 2.75% per annum. Fees will be payable from time-to-time with respect to letters of credit issued pursuant to the credit agreement at a rate equal to the margin payable with respect to LIBOR based revolving loans. An annual commitment fee of 3/8% is payable on any unused portion of the facility. The terms of the credit agreement place various restrictions on the Company's ability to pay dividends or make certain other payments, incur additional debt, consolidate or merge into another corporation or sell assets and to make capital expenditures. The credit agreement also requires the Company to maintain certain financial ratios and specified levels of consolidated net worth. As of June 30, 2002, the Company had no borrowings outstanding under this facility. On June 30, 2002, the Company's available borrowing base under the line of credit was approximately $48,000,000 of which the Company could have borrowed approximately $26,000,000.

     Using proceeds from the aforementioned note and credit agreements, the Company paid in full $20,000,000 of 7.34% long term debt and $15,165,400 for the purchase of all of the outstanding stock of SII. Based on Serrot's final closing balance sheet, GSE received a purchase price adjustment of $3,534,000 from Waste Management Holdings, Inc. on June 13, 2002. The Company also paid approximately $4,000,000 of closing costs related to the acquisition. To complete the acquisition the Company used $8,700,000 of its cash and borrowed $5,500,000 under its line of credit, which was subsequently repaid.

     The Company estimates it will cost $9,000,000 for severance, and relocating personnel, inventory and equipment during fiscal year 2002 related to the acquisition, of which approximately $6,564,000 occurred in the first six months. The acquisition added approximately $24,300,000 in equity to the balance sheet. Management believes significant savings will result from plant consolidations, sales and marketing consolidations, and administrative cost savings on a combined basis.

     The Company expects to rely upon internally generated cash flow and its line of credit to maintain liquidity in the foreseeable future, as cash flow from operations for the year is expected to be positive and adequate to fulfill cash requirements in 2002 and 2003. The Company will use its line of credit for seasonal working capital requirements and to maintain liquidity for short term imbalances. The Company's operating results and liquidity are normally reduced in the first six months as both product deliveries and installations are at their lowest levels due to the inclement weather experienced in the Northern Hemisphere.

     Our long term obligations consist primarily of the $23,921,000 of long term notes and are payable over the next three years.

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

     The Company's third quarter sales and operating revenue is expected to be approximately $100,000,000 compared to $57,000,000 last year producing gross profit of approximately $21,000,000 compared to $11,000,000 last year.

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

     Allowance for doubtful accounts - The Company closely monitors its customers' accounts on a regular basis, including an analysis of past due accounts. The Company provides for potential doubtful accounts as a percentage of sales and operating revenues based on historical experience and past due accounts.

     Warranty Reserve - The Company's products carry specified limited warranties as to quality and workmanship. The Company establishes a reserve for potential warranty claims based on history of claims experience.

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

     Goodwill impairment - The Company reviews the carrying value of goodwill when facts and circumstances suggest an other than temporary decline in the recorded value. Effective January 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangibles. As a result of the statement the Company will no longer amortize goodwill but will perform an initial test of impairment and then assess goodwill for impairment at least annually thereafter.

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

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS


      On May 7, 2002, an annual meeting of our stockholders was held. The holders of 9,915,013 shares of common stock were present in person or represented by proxy at the meeting. At the meeting, the stockholders took the following actions:

     (a) Election of Directors

         The stockholders elected the following persons to serve as directors of the Company until the next annual meeting of stockholders, or until their successors are duly elected and qualified:


      ---------------------- ------------------- ------------------ ----------------------
                                                        Shares           Present Shares
      ---------------------- ------------------- ------------------ ----------------------
            Nominee              Shares For            Withheld            Not Voting
      ---------------------- ------------------- ------------------ ----------------------
      Samir T. Badawi        9,898,113           16,900             1,138,681
      ---------------------- ------------------- ------------------ ----------------------
      James R. Burke         9,898,664           16,349             1,138,681
      ---------------------- ------------------- ------------------ ----------------------
      Bruce Cummings         9,893,564           21,449             1,138,681
      ---------------------- ------------------- ------------------ ----------------------
      James R. Gibbs         9,895,564           19,449             1,138,681
      ---------------------- ------------------- ------------------ ----------------------
      T. William Porter      9,901,464           13,549             1,138,681
      ---------------------- ------------------- ------------------ ----------------------
      Edward T. Sheehan      9,898,464           16,549             1,138,681
      ---------------------- ------------------- ------------------ ----------------------

PART II - OTHER INFORMATION

     GSE filed two reports on Form 8-K during the six months ended June 30, 2002. One report on Form 8-K, dated January 23, 2002, reported that GSE had entered into an agreement to acquire the stock of Serrot International, Inc. The other report on Form 8-K, dated February 14, 2002, reported the completion of the Serrot acquisition, the related financial statements of the business acquired and the pro forma financial information of GSE reflecting the Serrot acquisition.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        GUNDLE/SLT ENVIRONMENTAL, INC.




DATE  July 25, 2002                         BY   /S/ Roger J. Klatt
     -------------------                       ----------------------------
                                                 ROGER J. KLATT,
                                                 EXECUTIVE VICE PRESIDENT &
                                                 CHIEF FINANCIAL OFFICER