Form 10-Q/A
period 2002-06-30
GUNDLE SLT ENVIRONMENTAL INC
filed 2002-10-16
CIK 805023

                                   FORM 10-Q/A
                       SECURITIES AND EXCHANGE COMMISSION

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

                         GUNDLE/SLT ENVIRONMENTAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)

                                                                         JUNE 30         DECEMBER 31,
                                                                           2002              2001
                                                                       -----------       ------------
                                                                       (UNAUDITED)
ASSETS
CURRENT ASSETS:
  CASH AND CASH EQUIVALENTS                                            $   10,452         $  16,163
  ACCOUNTS RECEIVABLE, NET                                                 71,936            45,418
  CONTRACTS IN PROGRESS                                                     5,714             1,977
  INVENTORY                                                                28,124            17,151
  DEFERRED INCOME TAXES                                                    11,020             3,479
  PREPAID EXPENSES AND OTHER                                                4,072             1,609
                                                                       ----------         ---------

        TOTAL CURRENT ASSETS                                              131,318            85,797

PROPERTY, PLANT AND EQUIPMENT, NET                                         33,892            33,355
EXCESS OF PURCHASE PRICE OVER FAIR VALUE
  OF NET ASSETS ACQUIRED, NET                                              22,389            22,205
DEFERRED INCOME TAXES                                                       5,908                 -
OTHER ASSETS                                                                7,033             3,727
                                                                       ----------         ---------

                                                                       $  200,540         $ 145,084
                                                                       ==========         =========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                             $   49,377         $  26,351
  ADVANCE BILLINGS ON CONTRACTS
   IN PROGRESS                                                              2,741             1,139
  SHORT-TERM DEBT                                                               -             5,154
  CURRENT PORTION OF LONG-TERM DEBT                                         4,540             5,268
  INCOME TAXES PAYABLE                                                          -               391
                                                                       ----------         ---------

        TOTAL CURRENT LIABILITIES                                          56,658            38,303

LONG-TERM DEBT                                                             19,381            15,379
DEFERRED INCOME TAXES                                                       1,296             1,145
OTHER LIABILITIES                                                             994               350
MINORITY INTEREST                                                           2,044                 -

STOCKHOLDERS' EQUITY:
  PREFERRED STOCK, $1.00 PAR VALUE, 1,000,000 SHARES
    AUTHORIZED, NO SHARES ISSUED OR
    OUTSTANDING                                                                 -                 -
  COMMON STOCK, $.01 PAR VALUE, 30,000,000
    SHARES AUTHORIZED, 18,279,956 AND 18,109,923 SHARES
    ISSUED                                                                    185               181
  ADDITIONAL PAID-IN CAPITAL                                               70,090            69,380
  RETAINED EARNINGS                                                        87,646            60,293
  ACCUMULATED OTHER COMPREHENSIVE INCOME                                     (576)            (2,769)
                                                                       ----------         ---------
                                                                          157,345           127,085
  TREASURY STOCK AT COST, 7,066,262 and 7,066,262 SHARES                  (37,178)          (37,178)
                                                                       ----------         ---------

        TOTAL STOCKHOLDERS' EQUITY                                        120,167            89,907
                                                                       ----------         ---------

                                                                       $  200,540         $ 145,084
                                                                       ==========         =========

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
               THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                         GUNDLE/SLT ENVIRONMENTAL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
              (AMOUNTS IN THOUSANDS EXCEPT EARNINGS PER SHARE DATA)
                                   (UNAUDITED)

                                                              THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                    JUNE 30                           JUNE 30
                                                          --------------------------         -------------------------
                                                             2002             2001             2002             2001
                                                          --------          --------         --------         --------
SALES AND OPERATING REVENUE                               $ 81,932          $ 47,019         $120,662         $ 70,563
COST OF PRODUCTS & SERVICES                                 62,448            39,147           95,057           60,623
                                                          --------          --------         --------         --------

GROSS PROFIT                                                19,484             7,872           25,605            9,940

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                                    7,834             5,989           15,193           12,262
AMORTIZATION OF GOODWILL                                        --               329               --              661
NONRECURRING CHARGES-SERROT ACQUISITION                      1,096                --            2,006               --
                                                          --------          --------         --------         --------

OPERATING INCOME (LOSS)                                     10,554             1,554            8,406           (2,983)

OTHER (INCOME) EXPENSES:
  INTEREST EXPENSE                                             610               426            1,155              785
  INTEREST INCOME                                              (63)             (108)            (134)            (267)
  OTHER (INCOME) EXPENSE, NET                                  438              (222)             564             (160)
  MINORITY INTEREST                                            291                --              286               --
                                                          --------          --------         --------         --------

INCOME(LOSS) BEFORE INCOME TAXES                             9,278             1,458            6,535           (3,341)

PROVISION FOR INCOME TAX EXPENSE (BENEFIT)                   3,896               612            2,745           (1,403)
                                                          --------          --------         --------         --------

NET INCOME (LOSS) BEFORE EXTRORDINARY ITEMS                  5,382               846            3,790            -1938

EXTRAORDINARY GAIN - SERROT ACQUISITION                       (328)               --           24,299               --
EXTRAORDINARY LOSS - EXTINQUISHMENT OF DEBT                      0                --             (741)              --
                                                          --------          --------         --------         --------

NET INCOME(LOSS)                                          $  5,054          $    846         $ 27,348         $ (1,938)
                                                          ========          ========         ========         ========

BASIC EARNINGS(LOSS) PER SHARE
   NET INCOME(LOSS) BEFORE EXTRAORDINARY ITEMS                0.48              0.08             0.34            (0.18)
   EXTRAORDINARY ITEMS                                       (0.03)               --             2.12               --
                                                          --------          --------         --------         --------

NET INCOME(LOSS) PER SHARE                                $   0.45          $   0.08         $   2.46         $  (0.18)
                                                          ========          ========         ========         ========

DILUTED EARNINGS(LOSS) PER SHARE
   NET INCOME(LOSS) BEFORE EXTRAORDINARY ITEMS                0.46              0.08             0.33            (0.18)
   EXTRAORDINARY ITEMS                                       (0.03)               --             2.05               --
                                                          --------          --------         --------         --------

NET INCOME(LOSS) PER SHARE                                $   0.43          $   0.08         $   2.38         $  (0.18)
                                                          ========          ========         ========         ========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
   BASIC                                                    11,157            11,044           11,108           11,047
                                                          ========          ========         ========         ========
   DILUTED                                                  11,639            11,044           11,505           11,047
                                                          ========          ========         ========         ========

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
               THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                         GUNDLE/SLT ENVIROMENTAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                     SIX MONTHS ENDED
                                                                                          JUNE 30
                                                                                 -------------------------
                                                                                   2002            2001
                                                                                 ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET LOSS                                                                       $  27,348       $  30,830
  ADJUSTMENTS TO RECONCILE NET LOSS TO CASH
    PROVIDED BY (USED IN) OPERATING ACTIVITIES:
    DEPRECIATION                                                                     3,779           3,957
    AMORTIZATION                                                                       355             671
    DEFERRED INCOME TAXES                                                            3,280             266
    MINORITY INTEREST                                                                  286              --
    GAIN ON SALE OF ASSETS                                                             (15)         32,736
    GAIN ON PURCHASE OF SERROT                                                     (24,299)             --
    GAIN ON SALE OF JOINT VENTURE INTEREST                                             (51)             --
    DEFERRED GAIN ON HEDGE                                                            (290)             --
    INCREASE (DECREASE) IN CASH DUE TO
      CHANGES IN ASSETS AND LIABILITIES:
      ACCOUNTS RECEIVABLE                                                             (430)          9,917
      CONTRACTS IN PROGRESS                                                         (2,312)         27,635
      INVENTORY                                                                     (3,820)         27,028
      ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                                       5,030             707
      ADVANCE BILLINGS ON CONTRACTS IN PROGRESS                                        828          31,875
      INCOME TAXES PAYABLE                                                              --          30,983
      OTHER                                                                         (3,738)           (786)
                                                                                 ---------       ---------
      NET CASH PROVIDED BY(USED IN)OPERATING ACTIVITIES                              5,951            (789)
                                                                                 ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  ADDITIONS TO PROPERTY, PLANT AND EQUIPMENT                                        (4,246)         24,313
  PROCEEDS FROM SALE OF EQUIPMENT                                                      264             258
  PAYMENTS FOR THE ACQUISITION OF A BUSINESS, NET OF
CASH ACQUIRED                                                                       (3,748)             --
  SALE OF JOINT VENTURE INTEREST, NET OF CASH SOLD                                    (957)             --
  OTHER                                                                                146              --
                                                                                 ---------       ---------
      NET CASH USED IN INVESTING ACTIVITIES                                         (8,541)         (8,197)
                                                                                 ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Expenses Payments

  REVOLVER                                                                          (5,000)          5,000
  PAYMENT OF FINANCING FEES                                                         (2,037)             --
  PROCEEDS FROM NEW DEBT                                                            25,338              --
  REPURCHASE OF COMMON STOCK                                                            --             (74)
  PROCEEDS FROM THE EXERCISE OF STOCK OPTIONS AND
    PURCHASES UNDER THE EMPLOYEE STOCK PURCHASE PLAN                                   711              17

  RETIREMENT OF LONG-TERM DEBT                                                     (22,046)             --
  NET CHANGE IN SHORT-TERM DEBT                                                         --             504
                                                                                 ---------       ---------

      NET CASH PROVIDED BY(USED IN) FINANCING ACTIVITIES                            (3,034)          5,447
                                                                                 ---------       ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                (87)           (576)
                                                                                 ---------       ---------
NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS                                 (5,711)         (4,115)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD                                16,163          11,270
                                                                                 ---------       ---------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                                   $  10,452       $   7,155
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




DATE  October 16, 2002                      BY   /S/ Roger J. Klatt
     -------------------                       ----------------------------
                                                 ROGER J. KLATT,
                                                 EXECUTIVE VICE PRESIDENT &
                                                 CHIEF FINANCIAL OFFICER