Form 10-Q/A
period 2002-06-30
GUNDLE SLT ENVIRONMENTAL INC
filed 2002-10-23
CIK 805023

                                   FORM 10-Q/A
                                (Amendment No. 1)
                       SECURITIES AND EXCHANGE COMMISSION

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

Yes   X             No
    -----              ----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

            Class                   Outstanding at October 22, 2002
----------------------------   ----------------------------------------
Common stock, par value $.01              11,297,644

                         GUNDLE/SLT ENVIRONMENTAL, INC.

                                      INDEX

                                                                         PAGE

PART I - FINANCIAL INFORMATION

     ITEM: Financial Statements

     Condensed Consolidated Balance Sheets as of
     June 30, 2002 (Unaudited) and
     December 31, 2001                                                     3

     Consolidated Statements of Income
     For the Three and Six Months Ended June 30, 2002
     and 2001 (Unaudited)                                                  4

     Consolidated Statements of Cash Flows
     For the Six Months Ended June 30, 2002
     and 2001 (Unaudited)                                                  5

     Notes to Condensed Consolidated Financial
     Statements                                                            6

     ITEM 2:

     Management's Discussion and Analysis of Results
     of Operations and Financial Condition                                 10

     ITEM 3:

     Quantitative and Qualitative Disclosures About
     Market Risk                                                           16

     ITEM 4:

     Controls and Procedures                                               16


PART II - OTHER INFORMATION

     ITEM 4:

     Submission of Matters to a vote of Security Holders                   17

     ITEM 6: Exhibits and Reports on Form 8-K                              18

     Signature                                                             18

     Certifications                                                        19

                         GUNDLE/SLT ENVIRONMENTAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)

                                                                            JUNE 30          DECEMBER 31,
                                                                              2002               2001
                                                                          -----------        ------------
                                                                          (UNAUDITED)
ASSETS
CURRENT ASSETS:
  CASH AND CASH EQUIVALENTS                                                $  10,452          $  16,163
  ACCOUNTS RECEIVABLE, NET                                                    71,936             45,418
  CONTRACTS IN PROGRESS                                                        5,714              1,977
  INVENTORY                                                                   28,124             17,151
  DEFERRED INCOME TAXES                                                       11,020              3,479
  PREPAID EXPENSES AND OTHER                                                   4,072              1,609
                                                                           ---------          ---------

        TOTAL CURRENT ASSETS                                                 131,318             85,797

PROPERTY, PLANT AND EQUIPMENT, NET                                            33,892             33,355
EXCESS OF PURCHASE PRICE OVER FAIR VALUE
  OF NET ASSETS ACQUIRED, NET                                                 22,389             22,205
DEFERRED INCOME TAXES                                                          5,908                  -
OTHER ASSETS                                                                   7,033              3,727
                                                                           ---------          ---------

                                                                           $ 200,540          $ 145,084
                                                                           =========          =========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                                 $  49,377          $  26,351
  ADVANCE BILLINGS ON CONTRACTS
   IN PROGRESS                                                                 2,741              1,139
  SHORT-TERM DEBT                                                                  -              5,154
  CURRENT PORTION OF LONG-TERM DEBT                                            4,540              5,268
  INCOME TAXES PAYABLE                                                             -                391
                                                                           ---------          ---------

        TOTAL CURRENT LIABILITIES                                             56,658             38,303

LONG-TERM DEBT                                                                19,381             15,379
DEFERRED INCOME TAXES                                                          1,296              1,145
OTHER LIABILITIES                                                                994                350
MINORITY INTEREST                                                              2,044                  -

STOCKHOLDERS' EQUITY:
  PREFERRED STOCK, $1.00 PAR VALUE, 1,000,000 SHARES
    AUTHORIZED, NO SHARES ISSUED OR
    OUTSTANDING                                                                    -                  -
  COMMON STOCK, $.01 PAR VALUE, 30,000,000
    SHARES AUTHORIZED, 18,279,956 AND 18,109,923 SHARES
    ISSUED                                                                       185                181
  ADDITIONAL PAID-IN CAPITAL                                                  70,090             69,380
  RETAINED EARNINGS                                                           87,646             60,293
  ACCUMULATED OTHER COMPREHENSIVE INCOME                                        (576)            (2,769)
                                                                           ---------          ---------
                                                                             157,345            127,085
  TREASURY STOCK AT COST, 7,066,262 and 7,066,262 SHARES                     (37,178)           (37,178)
                                                                           ---------          ---------

        TOTAL STOCKHOLDERS' EQUITY                                           120,167             89,907
                                                                           ---------          ---------

                                                                           $ 200,540          $ 145,084
                                                                           =========          =========

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
               THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                          GUNDLE/SLT ENVIRONMENTAL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
              (AMOUNTS IN THOUSANDS EXCEPT EARNINGS PER SHARE DATA)
                                   (UNAUDITED)


                                                                     THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                                           JUNE 30                              JUNE 30
                                                                   -------------------------         -------------------------
                                                                      2002            2001               2002           2001
                                                                   ----------     ----------         ----------     ----------
SALES AND OPERATING REVENUE                                        $   81,932     $   47,019         $  120,662     $  70,563
COST OF PRODUCTS & SERVICES                                            62,448         39,147             95,057        60,623
                                                                   ----------     ----------         ----------     ---------

GROSS PROFIT                                                           19,484          7,872             25,605         9,940

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                                               7,834          5,989             15,193        12,262
AMORTIZATION OF GOODWILL                                                    -            329                  -           661
NONRECURRING CHARGES-SERROT ACQUISITION                                 1,096              -              2,006             -
                                                                   ----------     ----------         ----------     ---------

OPERATING INCOME (LOSS)                                                10,554          1,554              8,406        (2,983)

OTHER (INCOME) EXPENSES:
  INTEREST EXPENSE                                                        610            426              1,155           785
  INTEREST INCOME                                                         (63)          (108)              (134)         (267)
  OTHER (INCOME) EXPENSE, NET                                             438           (222)               564          (160)
  MINORITY INTEREST                                                       291              -                286             -
                                                                   ----------     ----------         ----------       -------

INCOME(LOSS) BEFORE INCOME TAXES                                        9,278          1,458              6,535        (3,341)

PROVISION FOR INCOME TAX EXPENSE (BENEFIT)                              3,896            612              2,745        (1,403)
                                                                   ----------     ----------         ----------      --------

NET INCOME (LOSS) BEFORE EXTRORDINARY ITEMS                             5,382            846              3,790        (1,938)

EXTRAORDINARY GAIN - SERROT ACQUISITION                                  (328)             -             24,299             -
EXTRAORDINARY LOSS - EXTINQUISHMENT OF DEBT                                 0              -               (741)            -
                                                                   ----------     ----------         ----------     ---------

NET INCOME(LOSS)                                                   $    5,054     $      846         $   27,348     $  (1,938)
                                                                   ==========     ==========         ==========     =========

BASIC EARNINGS(LOSS) PER SHARE
   NET INCOME(LOSS) BEFORE EXTRAORDINARY ITEMS                           0.48           0.08               0.34         (0.18)
   EXTRAORDINARY ITEMS                                                  (0.03)             -               2.12             -
                                                                   ----------     ----------         ----------     ---------

NET INCOME(LOSS) PER SHARE                                         $     0.45     $     0.08         $     2.46     $   (0.18)
                                                                   ==========     ==========         ==========     =========

DILUTED EARNINGS(LOSS) PER SHARE
   NET INCOME(LOSS) BEFORE EXTRAORDINARY ITEMS                           0.46           0.08               0.33         (0.18)
   EXTRAORDINARY ITEMS                                                  (0.03)             -               2.05             -
                                                                   ----------     ----------         ----------     ---------

NET INCOME(LOSS) PER SHARE                                         $     0.43     $     0.08         $     2.38     $   (0.18)
                                                                   ==========     ==========         ==========     =========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
   BASIC                                                               11,157         11,044             11,108        11,047
                                                                   ==========     ==========         ==========     =========
   DILUTED                                                             11,639         11,044             11,505        11,047
                                                                   ==========     ==========         ==========     =========


                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
               THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                         GUNDLE/SLT ENVIRONMENTAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                       SIX MONTHS ENDED
                                                                                            JUNE 30
                                                                                  --------------------------
                                                                                    2002              2001
                                                                                  --------          --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET LOSS                                                                        $ 27,348          $  1,938
  ADJUSTMENTS TO RECONCILE NET LOSS TO CASH
    PROVIDED BY (USED IN) OPERATING ACTIVITIES:
    DEPRECIATION                                                                     3,779             3,957
    AMORTIZATION                                                                       355               671
    DEFERRED INCOME TAXES                                                            3,280               266
    MINORITY INTEREST                                                                  286                --
    GAIN ON SALE OF ASSETS                                                             (15)              (32)
    GAIN ON PURCHASE OF SERROT                                                     (24,299)               --
    GAIN ON SALE OF JOINT VENTURE INTEREST                                             (51)               --
    DEFERRED GAIN ON HEDGE                                                            (290)               --
    INCREASE (DECREASE) IN CASH DUE TO
      CHANGES IN ASSETS AND LIABILITIES:
      ACCOUNTS RECEIVABLE                                                             (430)            9,917
      CONTRACTS IN PROGRESS                                                         (2,312)           (5,133)
      INVENTORY                                                                     (3,820)           (5,740)
      ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                                       5,030               707
      ADVANCE BILLINGS ON CONTRACTS IN PROGRESS                                        828              (893)
      INCOME TAXES PAYABLE                                                              --            (1,785)
      OTHER                                                                         (3,738)             (786)
                                                                                  --------          --------

      NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                            5,951              (789)
                                                                                  --------          --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  ADDITIONS TO PROPERTY, PLANT AND EQUIPMENT                                        (4,246)           (8,455)
  PROCEEDS FROM SALE OF EQUIPMENT                                                      264               258
  PAYMENTS FOR THE ACQUISITION OF A BUSINESS, NET OF
     CASH ACQUIRED                                                                  (3,748)               --
  SALE OF JOINT VENTURE INTEREST, NET OF CASH SOLD                                    (957)               --
  OTHER                                                                                146                --
                                                                                  --------          --------

      NET CASH USED IN INVESTING ACTIVITIES                                         (8,541)           (8,197)
                                                                                  --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  REVOLVER                                                                          (5,000)            5,000
  PAYMENT OF FINANCING FEES                                                         (2,037)               --
  PROCEEDS FROM NEW DEBT                                                            25,338                --
  REPURCHASE OF COMMON STOCK                                                            --               (74)
  PROCEEDS FROM THE EXERCISE OF STOCK OPTIONS AND
    PURCHASES UNDER THE EMPLOYEE STOCK PURCHASE PLAN                                   711                17

  RETIREMENT OF LONG-TERM DEBT                                                     (22,046)               --
  NET CHANGE IN SHORT-TERM DEBT                                                         --               504
                                                                                  --------          --------

      NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                           (3,034)            5,447
                                                                                  --------          --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                (87)             (576)
                                                                                  --------          --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                (5,711)           (4,115)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD                                16,163            11,270
                                                                                  --------          --------

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                                    $ 10,452          $  7,155
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

(2)  Inventory -

     Inventory is stated at the lower of cost or market. Cost, which includes material, labor and overhead, is determined by the weighted average cost method, which approximates the first in, first out cost method. Inventory consisted of the following (000's):

                                       June 30,             December 31,
                                         2002                   2001
                                       --------             ------------

Raw materials and supplies             $ 9,327                $ 4,625
Finished goods                          18,797                 12,526
                                       -------                -------

                                       $28,124                $17,151
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

                                  Three months ended    Six months ended
                                  ------------------    ----------------
                                    June 30, 2001        June 30, 2001
                                    -------------        -------------
Net Income(Loss)                       $1,035               ($1,554)
Basic Income(Loss) Per Share           $  .09               ($  .14)
Diluted Income(Loss) Per Share         $  .09               ($  .14)

     During the second quarter 2002, the Company performed the initial testing of impairment of goodwill on its reporting unit. The test was applied utilizing the fair value of the reporting unit as of January 1, 2002 as determined based on the reporting units discounted cash flow. There was no goodwill impairment in the Company's one reporting unit.

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

(8)  New Accounting Prouncements -

     In April 2002, Financial Accounting Standards Board issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB 30 will now be used to classify those gains and losses. SFAS No. 64 amended SFAS No. 4, and is no longer necessary because SFAS No. 4 has been rescinded. SFAS No. 44 was issued to establish accounting requirements for the effect of transition to the provisions of the Motor Carrier Act of 1980. Because the transition has been completed, SFAS No. 44 is no longer necessary. SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effect similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. Certain provisions of this statement related to SFAS No. 13 are effective for transactions occurring after May 15, 2002, all other provisions of this statement will be effective for financialstatements issued on or after May 15, 2002. The Company adopted this statement in the second quarter of 2002. The adoption of this statement did not have a significant impact on the consolidated financial statements of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Quarter:

         For the three months ended June 30, 2002, sales and operating revenue was $81,932,000 compared with $47,019,000 for the same period last year. U.S. sales and operating revenue was $49,858,000, 94% higher than for the same period last year. U. S. units shipped were up 77% and those installed were up 175%. Foreign sales and operating revenue was $32,074,000, 51% higher than last year. Foreign units shipped were up 43%. Foreign currency translation increased 2002 foreign sales and operating revenue by $395,000. The primary reason for the increased sales and operating revenue and units shipped and installed was the completion, on February 4, 2002, of the acquisition of Serrot International, Inc.(SII).

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     No material change since December 31, 2001.

ITEM 4.  CONTROLS AND PROCEDURES

     There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2002.

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 7, 2002, an annual meeting of our stockholders was held. The holders of 9,915,013 shares of common stock were present in person or represented by proxy at the meeting. At the meeting, the stockholders took the following actions:

     (a)  Election of Directors

          The stockholders elected the following persons to serve as directors of the Company until the next annual meeting of stockholders, or until their successors are duly elected and qualified:

     ------------------------------------------------------------------------------------------------------------
                                                                    Shares               Present Shares
     ------------------------------------------------------------------------------------------------------------
           Nominee                       Shares For                Withheld                Not Voting
     ------------------------------------------------------------------------------------------------------------
      Samir T. Badawi                  9,898,113                 16,900                  1,138,681
     ------------------------------------------------------------------------------------------------------------
      James R. Burke                   9,898,664                 16,349                  1,138,681
     ------------------------------------------------------------------------------------------------------------
      Bruce Cummings                   9,893,564                 21,449                  1,138,681
     ------------------------------------------------------------------------------------------------------------
      James R. Gibbs                   9,895,564                 19,449                  1,138,681
     ------------------------------------------------------------------------------------------------------------
      T. William Porter                9,901,464                 13,549                  1,138,681
     ------------------------------------------------------------------------------------------------------------
      Edward T. Sheehan                9,898,464                 16,549                  1,138,681
     ------------------------------------------------------------------------------------------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

     Exhibit No.

     99.A -Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of Samir T. Badawi

     99.B -Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of Roger J. Klatt

(b)  Reports on Form 8-K

     None






















SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            GUNDLE/SLT ENVIRONMENTAL, INC.




DATE  October 23, 2002                      BY   /s/ Roger J. Klatt
     -----------------                         ----------------------------

                                                 ROGER J. KLATT,
                                                 EXECUTIVE VICE PRESIDENT &
                                                 CHIEF FINANCIAL OFFICER

                                 CERTIFICATIONS

I Samir T. Badawi, certify that:

     1. I have reviewed this quarterly report on Form 10Q of Gundle/SLT Environmental, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date  October 23, 2002
     -----------------
                                                      /s/ Samir T. Badawi
                                                    ---------------------
                                                    Samir T. Badawi
                                                    President &
                                                    Chief Executive Officer

                                 CERTIFICATIONS

I Roger J. Klatt, certify that:

     1. I have reviewed this quarterly report on Form 10Q of Gundle/SLT Environmental, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

     Date  October 23, 2002
          -----------------
                                                 /s/ Roger J. Klatt
                                               --------------------
                                               Roger J. Klatt
                                               Chief Financial Officer