Form 10-Q
period 2002-09-30
GUNDLE SLT ENVIRONMENTAL INC
filed 2002-10-24
CIK 805023

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 2002
                               ----------------------

[_]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________  to ____________


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

                         GUNDLE/SLT ENVIRONMENTAL, INC.

                                      INDEX

                                                                        PAGE

PART I - FINANCIAL INFORMATION

     ITEM 1: Financial Statements

     Condensed Consolidated Balance Sheets as of
     September 30, 2002 (Unaudited) and
     December 31, 2001                                                   3

     Consolidated Statements of Income
     For the Three and Nine Months Ended September 30, 2002
     and 2001 (Unaudited)                                                4

     Consolidated Statements of Cash Flows
     For the Nine Months Ended September 30, 2002
     and 2001 (Unaudited)                                                5

     Notes to Condensed Consolidated Financial
     Statements                                                          6

     ITEM 2:

     Management's Discussion and Analysis of Results
     of Operations and Financial Condition                              10

     ITEM 3:
     Quantitative and Qualitative Disclosures About
     Market Risk                                                        18

     ITEM 4:

     Evaluation of Disclosure Controls and Procedures                   18

PART II - OTHER INFORMATION

     ITEM 6: Exhibits and Reports on Form 8-K                           18

     Signature                                                          19

     Certifications                                                     20

                         GUNDLE/SLT ENVIRONMENTAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)

                                                                 SEPTEMBER 30      DECEMBER 31,
                                                                    2002               2001
                                                               ----------------   --------------
                                                                  (UNAUDITED)
ASSETS
CURRENT ASSETS:
  CASH AND CASH EQUIVALENTS                                    $        21,685    $      16,163
  ACCOUNTS RECEIVABLE, NET                                              82,427           45,418
  CONTRACTS IN PROGRESS                                                  5,723            1,977
  INVENTORY                                                             22,580           17,151
  DEFERRED INCOME TAXES                                                  9,550            4,006
  PREPAID EXPENSES AND OTHER                                             1,526            1,609
                                                               ---------------    -------------
        TOTAL CURRENT ASSETS                                           143,491           86,324

PROPERTY, PLANT AND EQUIPMENT, NET                                      33,895           33,355
EXCESS OF PURCHASE PRICE OVER FAIR VALUE
  OF NET ASSETS ACQUIRED, NET                                           22,419           22,205
DEFERRED INCOME TAXES                                                    4,253                -
OTHER ASSETS                                                             5,648            3,727
                                                               ---------------    -------------
                                                               $       209,706    $     145,611
                                                               ===============    =============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                     $        46,963    $      26,351
  ADVANCE BILLINGS ON CONTRACTS
   IN PROGRESS                                                           2,338            1,139
  SHORT-TERM DEBT                                                            -            5,154
  CURRENT PORTION OF LONG-TERM DEBT                                      4,605            5,268
  INCOME TAXES PAYABLE                                                     965              391
                                                               ---------------    -------------
        TOTAL CURRENT LIABILITIES                                       54,871           38,303

LONG-TERM DEBT                                                          18,248           15,379
DEFERRED INCOME TAXES                                                    1,418            1,145
OTHER LIABILITIES                                                        1,159              350
MINORITY INTEREST                                                        2,133                -

STOCKHOLDERS' EQUITY:
  PREFERRED STOCK, $1.00 PAR VALUE, 1,000,000 SHARES
    AUTHORIZED, NO SHARES ISSUED OR OUTSTANDING                              -                -
  COMMON STOCK, $.01 PAR VALUE, 30,000,000
    SHARES AUTHORIZED, 18,347,656 AND 18,109,923 SHARES
    ISSUED                                                                 183              181
  ADDITIONAL PAID-IN CAPITAL                                            70,454           69,380
  RETAINED EARNINGS                                                     99,279           60,293
  ACCUMULATED OTHER COMPREHENSIVE INCOME                                  (861)          (2,242)
                                                               ---------------    -------------
                                                                       169,055          127,612
  TREASURY STOCK AT COST, 7,066,262 and 7,066,262 SHARES               (37,178)         (37,178)
                                                               ---------------    -------------
        TOTAL STOCKHOLDERS' EQUITY                                     131,877           90,434
                                                               ---------------    -------------
                                                               $       209,706    $     145,611
                                                               ===============    =============

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
               THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                         GUNDLE/SLT ENVIRONMENTAL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
              (AMOUNTS IN THOUSANDS EXCEPT EARNINGS PER SHARE DATA)
                                   (UNAUDITED)

                                                 THREE MONTHS ENDED            NINE MONTHS ENDED
                                                    SEPTEMBER 30                  SEPTEMBER 30
                                               ----------------------       ------------------------
                                                  2002        2001            2002           2001
                                               ----------   ---------       ----------    ----------
SALES AND OPERATING REVENUE                    $  93,957    $ 57,340        $ 214,619     $ 127,903
COST OF PRODUCTS & SERVICES                       72,730      46,397          167,787       107,020
                                               ----------   ---------       ----------    ----------

GROSS PROFIT                                      21,227      10,943           46,832        20,883

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                          7,182       5,922           22,375        18,184
AMORTIZATION OF GOODWILL                               -         333                -           994
NONRECURRING CHARGES-SERROT ACQUISITION              215           -            2,221             -
                                               ----------   ---------       ----------    ----------

OPERATING INCOME                                  13,830       4,688           22,236         1,705

OTHER (INCOME) EXPENSES:
  INTEREST EXPENSE                                   751         458            2,191         1,253
  INTEREST INCOME                                   (249)       (108)            (383)         (374)
  OTHER INCOME, NET                               (1,320)       (359)          (1,041)         (530)
  MINORITY INTEREST                                   53           -              339             -
                                               ----------   ---------       ----------    ----------

INCOME BEFORE INCOME TAXES                        14,595       4,697           21,130         1,356

PROVISION FOR INCOME TAX EXPENSE                   5,708       1,932            8,453           529
                                               ----------   ---------       ----------    ----------

NET INCOME BEFORE EXTRAORDINARY ITEMS              8,887       2,765           12,677           827

EXTRAORDINARY GAIN - SERROT ACQUISITION            4,125           -           28,424             -
EXTRAORDINARY LOSS - EXTINGUISHMENT OF DEBT          (26)          -             (767)            -
                                               ----------   ---------       ----------    ----------

NET INCOME                                     $  12,986    $  2,765        $  40,334     $     827
                                               ==========   =========       ==========    ==========

BASIC EARNINGS PER SHARE
  NET INCOME BEFORE EXTRAORDINARY ITEMS             0.79        0.25             1.14          0.07
  EXTRAORDINARY ITEMS                               0.36           -             2.48             -
                                               ----------   ---------       ----------    ----------

BASIC NET INCOME PER SHARE                     $    1.15    $   0.25        $    3.62     $    0.07
                                               ==========   =========       =========     ==========

DILUTED EARNINGS PER SHARE
  NET INCOME BEFORE EXTRAORDINARY ITEMS             0.76        0.25             1.09          0.07
  EXTRAORDINARY ITEMS                               0.35           -             2.39             -
                                               ----------   ---------       ---------     ----------

DILUTED NET INCOME PER SHARE                   $    1.11    $   0.25        $    3.48     $    0.07
                                               ==========   =========       =========     ==========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  BASIC                                           11,247      11,044           11,154        11,046
                                               ==========   =========       ==========    ==========
  DILUTED                                         11,721      11,044           11,585        11,046
                                               ==========   =========       ==========    ==========

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
               THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                         GUNDLE/SLT ENVIRONMENTAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                          NINE MONTHS ENDED
                                                                             SEPTEMBER 30
                                                                      -------------------------
                                                                        2002            2001
                                                                      --------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME                                                          $ 40,334        $    827
  ADJUSTMENTS TO RECONCILE NET LOSS TO CASH
    PROVIDED BY (USED IN) OPERATING ACTIVITIES:
    DEPRECIATION                                                         5,862           6,091
    AMORTIZATION                                                           525           1,009
    DEFERRED INCOME TAXES                                                4,584             (59)
    MINORITY INTEREST                                                      339               -
    GAIN ON SALE OF ASSETS                                                (181)           (172)
    GAIN ON PURCHASE OF SERROT                                         (28,424)              -
    GAIN ON SALE OF JOINT VENTURE INTEREST                                 (51)              -
    DEFERRED GAIN ON HEDGE                                                (290)              -
    INCREASE (DECREASE) IN CASH DUE TO
      CHANGES IN ASSETS AND LIABILITIES:
      ACCOUNTS RECEIVABLE                                              (10,907)         (1,628)
      CONTRACTS IN PROGRESS                                             (2,304)         (4,035)
      INVENTORY                                                          1,692          (1,895)
      ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                           3,616           3,168
      ADVANCE BILLINGS ON CONTRACTS IN PROGRESS                            412             184
      INCOME TAXES PAYABLE                                              (1,035)            (43)
      OTHER                                                                810            (940)
                                                                      --------        --------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                         14,982           2,507
                                                                      --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  ADDITIONS TO PROPERTY, PLANT AND EQUIPMENT                            (6,420)         (9,143)
  PROCEEDS FROM SALE OF EQUIPMENT                                          520             357
  PROCEEDS FROM THE ACQUISITION OF SERROT, NET OF
    CASH ACQUIRED                                                        1,031               -
  SALE OF JOINT VENTURE INTEREST, NET OF CASH SOLD                        (957)              -
  OTHER                                                                    182              (2)
                                                                      --------        --------
      NET CASH USED IN INVESTING ACTIVITIES                             (5,644)         (8,788)
                                                                      --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  REVOLVER                                                              (5,000)         10,000
  PAYMENT OF FINANCING FEES                                             (2,037)              -
  PROCEEDS FROM LONG-TERM DEBT                                          25,338               -
  REPURCHASE OF COMMON STOCK                                                 -             (74)
  PROCEEDS FROM THE EXERCISE OF STOCK OPTIONS AND
    PURCHASES UNDER THE EMPLOYEE STOCK PURCHASE PLAN                     1,053              17
  PAYMENT OF LONG-TERM DEBT                                            (23,113)         (5,452)
  NET CHANGE IN SHORT-TERM DEBT                                              -               -
                                                                      --------        --------
      NET CASH PROVIDED BY(USED IN) FINANCING ACTIVITIES                (3,759)          4,491
                                                                      --------        --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                    (57)         (1,145)
                                                                      --------        --------
NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS                      5,522          (2,935)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD                    16,163          11,270
                                                                      --------        --------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                        $ 21,685        $  8,335
                                                                      ========        ========

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
               THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                         GUNDLE/SLT ENVIRONMENTAL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)  Basis of Presentation -

  General -

       The accompanying unaudited, condensed consolidated financial statements have been prepared by the Registrant ("Gundle/SLT Environmental, Inc." or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of such financial statements for the periods indicated. Certain information relating to the Company's organization and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States has been condensed or omitted in this Form 10-Q pursuant to Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission. However, the Company believes that the disclosures herein are adequate to make the information presented not misleading. The results for the three and nine months ended September 30, 2002, are not necessarily indicative of future operating results. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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


(2)  Inventory -


       Inventory is stated at the lower of cost or market. Cost, which includes material, labor and overhead, is determined by the weighted average cost method, which approximates the first in, first out cost method. Inventory consisted of the following (000's):

                           September 30,            December 31,
                               2002                     2001
                           -------------            ------------

Raw materials and supplies           $ 7,677                   $ 4,625
Finished goods                        14,903                    12,526
                                     -------                   -------

                                     $22,580                   $17,151
                                     =======                   =======

 (3)   Income Taxes -

       The Company's provision for income taxes is recorded at the statutory rates adjusted for the effect of any permanent differences. The Company has a tax holiday in Thailand through 2003 and a 50% reduced tax rate for 2004 through 2008.

(4)    Equity -

       On September 18, 1998, the Company's board of directors adopted a stock repurchase plan under which the Company was authorized to repurchase up to 1,000,000 shares of its outstanding common stock in open market transactions depending on market conditions. This amount was increased to 3,000,000 as of December 31, 2000. As of September 30, 2002, stockholders' equity included 1,380,357 shares repurchased under this program. All of these transactions were funded with the Company's available cash. At September 30, 2002, the Company had 11,281,394 shares outstanding.

(5)    Comprehensive Income -

       During the third quarter of 2002 and 2001, other comprehensive income (losses), representing foreign currency translation adjustments, amounted to $(285,000) and $1,009,000, respectively. For the nine months ended September 30, 2002 and 2001, other comprehensive income (losses), amounted to $1,381,000 and $(1,308,000) respectively.

(6)    Goodwill -

       In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets", effective for years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. The Company adopted SFAS No. 142 as of January 1, 2002. If GSE had not amortized goodwill in the first nine months of 2001 the following pro forma results would have occurred:

                                     Three months ended     Nine months ended
                                     ------------------     ------------------
                                     September 30, 2001     September 30, 2001
                                     ------------------     ------------------
Net Income                             $2,958                      $1,403
Basic Earnings Per Share               $  .27                      $  .13
Diluted Earnings Per Share             $  .27                      $  .13

       During the second quarter 2002, the Company performed the initial testing of impairment of goodwill on its reporting unit. The test was applied utilizing the fair value of the reporting unit as of January 1, 2002, as determined based on the reporting units discounted cash flow. There was no goodwill impairment in the Company's one reporting unit.

(7)    Business Combination

       On February 4, 2002, the Company completed the purchase of all the outstanding stock of Serrot International, Inc. (SII) from Waste Management Holdings, Inc. (WMI) at a purchase cost of $12.0 million, which included $338,000 of debt assumed. The total cost of the acquisition is expected to be $15.8 million, which includes the purchase price and after tax costs associated with severance and closing a SII plant. The Company recorded the transaction using the purchase method of accounting resulting in the recognition of $28.4 million of negative goodwill representing the excess fair value of the assets acquired over the purchase price after its allocation to SII's long-lived assets net of their associated tax benefits. The negative goodwill was recognized as an extraordinary gain for the nine months ended September 30, 2002.

       In conjunction with the purchase, the Company established a pre-tax liability of $6.4 million for estimated severance and other costs associated with the involuntary termination of SII employees and the closing of a SII plant. Through September 30, 2002, approximately $5.4 million of these costs have been paid. The Company anticipates approximately $5.6 million of these costs will be paid by the end of 2002.

              Unaudited pro forma combined operating results of the Company and SII assuming the merger was completed as of January 1, 2002 and 2001, respectively, are summarized as follows:

                                        Nine months ended September 30,
                                        ------------------------------
                                          2002                2001
                                          ----                ----

Sales & Operating Revenue                $223,302            $250,345
Net Income                               $ 10,752            $  3,398
Basic Earnings Per Share                 $    .96            $    .31
Diluted Earnings Per Share               $    .93            $    .31

       The pro forma information includes adjustments for changes to interest costs related to new financing obtained in conjunction with the acquisition and decreased depreciation expense of acquired property and equipment as a result of the allocation of negative goodwill to long-lived assets. The pro forma information excludes an extraordinary gain of $28.4 million resulting from excess negative goodwill. The pro forma information is not necessarily indicative of the results of operations had the transaction been effected on the assumed date or the results of operations for any future periods.

(8)    Refinancing -

       On February 4, 2002, the Company entered into a note agreement with one lender in the amount of $25,000,000 and entered into a 3-year credit agreement with Bank of America, N.A., as agent, to borrow up to $55,000,000 on a revolving basis. Simultaneously the Company paid off its $20,000,000, 7.34% notes plus $1,500,000 of make-whole costs with two lenders. The refinancing resulted in an extraordinary loss of $767,000 net of taxes.

(9)    New Accounting Pronouncements -

       In July 2002, the FASB issued SFAS 146, Obligations Associated with Disposal Activities, which is effective for disposal activities initiated after December 15, 2002, with early application encouraged. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 97-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity(including Certain Costs Incurred in a Restructuring)." Under this statement, a liability for a cost associated with an exit or disposal activity would be recognized and measured as its fair value when it is incurred rather than at the date of commitment to an exit plan. Under SFAS 146, severance pay would be recognized over time rather than up front provided the benefit arrangement requires employees to render future service beyond a "minimum retention period", which would be based on the legal notification period, or if there is no such requirement, 60 days, thereby allowing a liability to be recorded over the disposal activities initiated after December 15, 2002. Management does not expect adoption of this statement to have a material effect on the Company's consolidated financial position or results of operations.




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Quarter:

       For the three months ended September 30, 2002, sales and operating revenue was $93,957,000 compared with $57,340,000 for the same period last year. U.S. sales and operating revenue was $61,026,000, 79% higher than for the same period last year. U. S. units shipped were up 114% and those installed were up 87%. Foreign sales and operating revenue was $32,931,000, 42% higher than last year. Foreign units shipped were up 52%. Foreign currency translation increased 2002 foreign sales and operating revenue by approximately $2,100,000. The primary reason for the increased sales and operating revenue and units shipped and installed was the completion, on February 4, 2002, of the acquisition of Serrot International, Inc.(SII).

       Gross profit for the quarter was $21,227,000, or 94% higher than the prior year at $10,943,000. Gross profit was increased by lower per unit cost of fixed overhead resulting from additional units manufactured, shipped and installed. Gross profit margin, as a percentage of sales and operating revenue, increased to 22.6% from 19.1% last year. Margin, as a percentage of sales and operating revenue, improved primarily due to increases in the utilization of GSE's manufacturing and installation assets. Foreign currency translation increased 2002 gross profit by approximately $400,000.

       Selling, general and administrative (SG&A) expenses were $7,182,000 compared with $5,922,000 in the third quarter of 2001, a 21% increase. Most of this increase was associated with the acquisition of SII. SG&A, as a percent of sales, was 7.6% compared to 10.3% last year.

       Non-Recurring costs of $215,000 include expenses the Company incurred to relocate inventory and equipment from facilities acquired from SII, to its locations in Houston, Texas, and Kingstree, South Carolina, certain legal and professional costs, and an accrual for an internal bonus program that is payable contingent upon the attainment of targeted synergy savings during 2002.

       Interest expense of $751,000 was $293,000 higher than last year primarily due to an increase in the interest rate resulting from the refinancing of our long-term debt to accomplish the acquisition of SII and increased amortization of debt issuance costs of $165,000. Average debt outstanding during the quarter was $8,079,000 lower than last year.

       Other income, net increased $961,000 over last year. Foreign exchange was $1,020,000 more favorable than last year primarily due to some Euro receivables in the United States partially offset by fees for unused line of credit.

       The quarterly provision for income taxes was $5,708,000 compared with $1,932,000 in the same period last year. The year-to-date tax provision is determined at the statutory rates adjusted for certain permanent differences on an entity-by-entity, year-to-date basis. During the third quarter it was determined that the effective rate for the consolidated entity for the year-to-date 2002 will be 40% of taxable income. This rate compares to 42% for the year 2001. The rate decrease results from more foreign profits taxed at lower rates. The Company has a tax holiday in Thailand through 2003 and a 50% reduced tax rate for 2004 through 2008. Income taxes for the first six months of 2002 were adjusted in the third quarter in the amount of $105,000.

       The extraordinary gain from the SII acquisition increased by $4,125,000 as a result of receiving cash from the sale of certain non-strategic assets acquired from SII that had been considered long-term assets at the time of the acquisition and, accordingly, whose basis had been adjusted to zero by the allocation of negative goodwill under the purchase method of accounting. See additional discussion of extraordinary gain on page 13.

       The extraordinary loss from extinguishment of debt was adjusted for the changes in the effective income tax rate outlined above.

Year-to-date:

       For the nine months ended September 30, 2002, sales and operating revenue was $214,619,000 compared with $127,903,000 for the same period last year. U.S. sales and operating revenue was $130,146,000, 92% higher than for the same period last year. Units shipped were up 102% and those installed were up 124%. Foreign sales and operating revenue was $84,473,000, 40% higher than last year. Foreign units shipped were up 46% and those installed were up 2%. Foreign currency translation increased 2002 foreign sales and operating revenue by approximately $2,600,000. The primary reason for the increased sales and operating revenue and units shipped and installed was the completion, on February 4, 2002, of the acquisition of SII.

       Gross profit for the nine months was $46,832,000, or 124% higher than the prior year at $20,883,000. Gross profit was increased by lower per unit cost of fixed overhead resulting from the additional units manufactured, shipped and installed. Gross profit margin, as a percentage of sales and operating revenue, increased to 21.8% from 16.3% last year. Margin as a percentage of sales and operating revenue improved primarily due to increases in the utilization of manufacturing and installation assets and increased spread between lower resin costs purchased earlier and selling price of finished products. Foreign currency translation increased 2002 gross profit by approximately $500,000.

       SG&A expenses were $22,375,000 compared with $18,184,000 in the first nine months of 2001, a 23% increase. Most of this increase was associated with the acquisition of SII. SG&A, as a percentage of sales, was 10.4% compared to 14.2% last year.

       Non-recurring costs include expenses the Company incurred to relocate inventory and equipment from facilities acquired from SII, to its locations in Houston, Texas, and Kingstree, South Carolina, certain legal and professional costs, and an accrual for an internal bonus program that is payable contingent upon the attainment of targeted synergy savings during 2002. For the nine months the Company incurred $985,000 to relocate equipment, non-recurring legal and professional costs of $336,000 and $900,000 for the synergy bonus program.

       Interest expense was $938,000 higher than last year primarily due to an increase in the interest rate resulting from the refinancing of our long-term debt to accomplish the acquisition of SII and increased amortization of debt issuance cost of $440,000. Last year $164,000 of interest was capitalized. Average debt outstanding during the first nine months was $4,529,000 lower than last year.

       Other income, net, was $511,000 higher than last year. Foreign exchange gain was favorable by $1,029,000 from Euro receivables in the United States partially offset by unused line of credit fees related to the Company's new debt, and a reduction in the Company's Egyptian joint venture income.

       The provision for income taxes was $8,453,000 compared with $529,000 in the same period last year. The year-to-date tax provision is determined at the statutory rates adjusted for certain permanent differences on an entity-by-entity, year-to-date basis. During the third quarter, it was determined that the effective rate for the consolidated entity for the year-to-date 2002 will be 40% of taxable income. This rate compares to 42% for the year 2001. The rate decrease results from more foreign profits taxed at lower rates. The Company has a tax holiday in Thailand through 2003 and a 50% reduced tax rate for 2004 through 2008.

       The extraordinary gain from the SII acquisition of $28,424,000 represents the fair value of assets acquired from SII of $55,086,000 reduced by the purchase price of $11,969,000, and further reduced by $14,693,000 allocated to long-lived assets net of their associated tax benefits under the purchase method of accounting.

       The extraordinary loss for extinguishment of debt results from refinancing the Company's long-term notes on February 4, 2002, to acquire SII. The Company paid $900,000 after-tax make-whole cost to retire its $20,000,000 balance of 7.34% notes with two lenders, offset by $133,000 after-tax deferred interest income from closing out a prior cross-currency swap and deferred debt issue cost related to this financing.

LIQUIDITY AND CAPITAL RESOURCES

    Sources of Liquidity

    The Company's primary sources of liquidity in the first nine months of 2002 were internally generated cash from operations, its credit line, and a refinancing of its long-term notes. Primary uses of cash were capital expenditures and the acquisition of SII. Cash provided by operating activities in the first nine months was $14,982,000. Capital expenditures totaled $6,420,000. The acquisition of SII increased the Company's cash by $1,031,000. As of September 30, 2002, the Company had working capital $88,620,000 of which $21,685,000 was cash and cash equivalent investments. The Company's capital structure consisted of $22,853,000 in debt and $131,877,000 in stockholders' equity at September 30, 2002.

     At September 30, 2002, the Company had credit facilities with three German banks in the amount of EUR 7,650,000. These facilities are in the process of being renewed, and bear interest at various market rates. These credit facilities are used primarily to guarantee the performance of European installation contracts and temporary working capital requirements. At September 30, 2002, the Company had EUR 3,544,000 available under these credit facilities with EUR 4,106,000 of bank guarantees outstanding and no current borrowings.

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

     On February 4, 2002, the Company entered into a 3-year credit agreement with Bank of America, N.A., as agent, to borrow up to $55,000,000 on a revolving basis. The amount of borrowings allowed under the credit agreement is determined by the amount of eligible receivable and inventory amounts that make up the borrowing base. Loans made pursuant to the credit agreement bear interest, at the Company's option, at the bank's prime rate or the reserve adjusted LIBOR plus an applicable margin based on the ratio, from time-to-time, of the Company's EBITDA (as defined in the credit agreement) to certain "fixed charges", including principal paid on funded debts, cash interest expense, dividends, stock repurchases and certain other distributions made, cash amount of taxes paid and net capital expenditures made from time-to-time. The applicable margin for prime rate loans may vary between 0% and .25% per annum, and the applicable margin for LIBOR based loans may vary between 2% and 2.75% per annum. Fees will be payable from time-to-time with respect to letters of credit issued pursuant to the credit agreement at a rate equal to the margin payable with respect to LIBOR based revolving loans. An annual commitment fee of 3/8% is payable on any unused portion of the facility. The terms of the credit agreement place various restrictions on the Company's ability to pay dividends or make certain other payments, incur additional debt, consolidate or merge into another corporation or sell assets and to make capital expenditures. The credit agreement also requires the Company to maintain certain financial ratios and specified levels of consolidated net worth. As of

September 30, 2002, the Company had no borrowings outstanding under this facility. On September 30, 2002, the Company's available borrowing base under the line of credit was approximately $55,000,000 of which the Company could have borrowed approximately $37,000,000.

       Using proceeds from the aforementioned note and credit agreements, the Company paid in full $20,000,000 of 7.34% long term debt and $15,165,400 for the purchase of all of the outstanding stock of SII. Based on SII's final closing balance sheet, GSE received a purchase price adjustment of $3,534,000 from Waste Management Holdings, Inc. on June 13, 2002. The Company also paid approximately $4,000,000 of closing costs related to the acquisition. To complete the acquisition the Company used $8,700,000 of its cash and borrowed $5,500,000 under its line of credit, which was subsequently repaid.

       The Company estimates it will cost $9,900,000, before tax, for severance, and relocating personnel, inventory and equipment during fiscal year 2002 related to the acquisition of SII and the closing of a manufacturing facility in Calgary, Canada, of which approximately $7,659,000 occurred in the first nine months. Management believes significant savings will result from plant consolidations, sales and marketing consolidations, and administrative cost savings on a combined basis.

       The Company expects to rely upon internally generated cash flow and its line of credit to maintain liquidity in the foreseeable future, as cash flow from operations for the year is expected to be positive and adequate to fulfill cash requirements in 2002 and 2003. The Company will use its line of credit for seasonal working capital requirements and to maintain liquidity for short-term imbalances. The Company's operating results and liquidity are normally reduced in the first three months of the year as both product deliveries and installations are at their lowest levels due to the inclement weather experienced in the Northern Hemisphere.

       Our long-term obligations consist primarily of the $22,853,000 long-term note and are payable over the next two and one-half years.

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

      Pricing for the Company's products and services is primarily driven by worldwide manufacturing capacity in the industry, and by raw material costs. The Company's primary raw materials, polyethylene and polypropylene, are occasionally in short supply and subject to substantial price fluctuation in response to market demand. Any increase in the industry's worldwide manufacturing capacity, interruption in raw material supply or electricity supply, or abrupt raw material price increases could have an adverse effect upon the Company's operations and financial performance. Inflation has not had a significant impact on the Company's operations.

Critical Accounting Policies and Estimates

      The Company's discussion and analysis of financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, management evaluates estimates, including those related to bad debts, materials and supplies obsolescence, investments, intangible assets and goodwill income taxes, financing operations, workers' insurance, pensions and other post-retirement and employment benefits and contingent liabilities. Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from the estimates used in preparing the consolidated financial statements contained herein.

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

     Warranty Reserve - The Company's products carry specified limited warranties as to quality and workmanship. The Company establishes a reserve for potential warranty claims based on history of claims experience and claims under consideration.

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

     Goodwill impairment - The Company reviews the carrying value of goodwill when facts and circumstances suggest an other than temporary decline in the recorded value. Effective January 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangibles. As a result of the statement the Company will no longer amortize goodwill. The Company performed an initial test of impairment and assessed goodwill for impairment during the second quarter of 2002. There was no goodwill impairment in the Company's one reporting unit.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

      No material change since December 31, 2001.

ITEM 4.  EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

      As of September 30, 2002, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2002.

PART II - OTHER INFORMATION


ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits

Exhibit
  No.

10-K    -Employment Agreement dated September 18, 2002, between Samir T. Badawi and the Company

99.1 -Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of Samir T. Badawi

99.2   -Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
        Section 906 of the Sarbanes-Oxley Act of Roger J. Klatt

 (b)  Reports on From 8-K

      None

SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    GUNDLE/SLT ENVIRONMENTAL, INC.




DATE  October 24, 2002                      BY /s/ Roger J. Klatt
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

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

           a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

           b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

           c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or person's performing the equivalent function):

           a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date October 24, 2002
    -----------------
                                              /s/ Samir T. Badawi
                                              --------------------
                                              Samir T. Badawi
                                              President &
                                              Chief Executive Officer

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

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

              a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

              b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

              c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or person's performing the equivalent function):

              a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Date October 24, 2002
             -----------------
                                                    /s/ Roger J. Klatt
                                                    --------------------
                                                    Roger J. Klatt
                                                    Chief Financial Officer