Form 10-K
period 2002-12-31
GUNDLE SLT ENVIRONMENTAL INC
filed 2003-02-28
CIK 805023

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------

                                    FORM 10-K

(Mark One)

[X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                   ACT OF 1934

                          Commission File Number 1-9307

                         GUNDLE/SLT ENVIRONMENTAL, INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                                22-273107
     (State or other Jurisdiction of      (I.R.S. Employer Identification No.)
      Incorporation or Organization)

     19103 Gundle Road Houston, Texas                    77073
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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act). Yes [ ] No [X].

    Based upon the February 21, 2003 New York Stock Exchange Closing price of $9.05 per share the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $103,379,562.

    The number of shares outstanding of the issuer's common stock, $.01 par value, as of February 21, 2003, was 11,423,156 shares.

    The Registrant's proxy statement to be filed in connection with the Registrant's 2003 Annual Meeting of Stockholders is incorporated by reference into Part III of this report.

================================================================================

                          2002 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                                                            PAGE
                                                                                                            ----
                                                          PART I
Item 1.         Description of Business................................................................        3
Item 2.         Properties.............................................................................       10
Item 3.         Legal Proceedings......................................................................       11
Item 4.         Submission of Matters to a Vote of Security Holders....................................       12

                                                         PART II

Item 5          Market for the Registrant's Common Equity and Related Stockholder Matters..............       12
Item 6.         Selected Financial Data................................................................       13
Item 7.         Management's Discussion and Analysis of Results of Operations and
                Financial Condition....................................................................       13
Item 7A.        Quantitative and Qualitative Disclosure about Market Risk..............................       19
Item 8.         Consolidated Financial Statements and Supplementary Data...............................       20
Item 9.         Changes in and Disagreements With Accountants on Accounting and Financial
                Disclosure.............................................................................       40

                                                         PART III

Item 10.        Directors and Executive Officers of the Registrant.....................................       41
Item 11.        Executive Compensation.................................................................       41
Item 12.        Equity Compensation Plans..............................................................       41
Item 13.        Certain Relationships and Related Transactions.........................................       41
Item 14.        Controls and Procedures................................................................       41

                                                         PART IV

Item 15.        Exhibits, Financial Statement Schedules and Reports on Form 8-K........................       41

                               2002 ANNUAL REPORT
                                    FORM 10K

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

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

    Gundle/SLT Environmental, Inc. (the "Company" or "GSE") is the world leader in the manufacture and installation of geosynthetic lining products and services for environmental protection and other uses. It is a Delaware corporation headquartered in Houston, Texas. The purchase of Serrot International, Inc. ("Serrot") in February 2002, was a significant expansion for the Company. Serrot was an international provider of geosynthetic lining products and services for environmental protection and other uses.

    The Company manufactures, sells, and installs flexible geomembrane liners, drainage nets, geosynthetic clay liners, concrete protection liners, and geocomposite products made from specially formulated polyethylene and polypropylene resins. Its fabrication department offers a variety of specialty products, such as manholes, sumps, pipe penetration boots, floats, floating covers, and vertical membrane barrier wall panels. All of these products are sold and installed on a worldwide basis, typically as part of geosynthetic containment systems. The Company's products and other related geosynthetic products are used in containment systems for the prevention of groundwater contamination, and for the confinement of water, industrial liquids, solids and gases. The company manufactures and sells nonwoven textiles as roll goods and for use in its geocomposite products.

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

RECENT DEVELOPMENT

     In January 2003, GSE purchased the shareholdings of its joint-venture partners in Hyma/GSE Manufacturing Co. and Hyma/GSE Lining Technology Co. located in Cairo, Egypt, for $4 million and agreed to purchase a blown-film manufacturing line in 12 months for $950,000.

COMPANY PRODUCTS

    The Company's principal products - flexible geomembrane liners - are manufactured from specially formulated polyethylene and polypropylene resins with chemical additives designed to resist weathering, ultraviolet degradation and chemical exposure for extended time in exposed applications. Either customers or third-party engineering firms design the containment and confinement systems into which the Company's products are installed. These systems may include other Company manufactured products consisting of drainage nets, geocomposites, geotextiles, geosynthetic clay liners, vertical barrier walls, specialty concrete protection liners, and other companies' products. Marketing efforts for its products are carried on through a worldwide distribution organization made up of internal sales, independent dealers, agents, and distributors.

    The Company's primary product is a smooth-finish, high density polyethylene
(HDPE) liner. The sale and installation of this product in 2002, 2001, and 2000 accounted for approximately 61%, 51%, and 57% of total sales, respectively. Its HDPE liner products come in thickness ranges from 20 to 240 mil (one mil equals 1/1000th of an inch), and seamless widths up to 34.5 feet. Liner width dictates how many seams are required during installation, and seaming represents the major technical difficulty for liner installers. The fewer the number of seams, the less labor involved, and the less testing required.

    The Company manufactures very flexible linear low density polyethylene (LLDPE) liner (GSE UltraFlex(R)). LLDPE products are finding greater use in landfill caps, mining heap leach pads, and floating covers where greater flexibility is desired. Both LLDPE and HDPE products are available with texturing for use on sloping terrain, or where a high friction angle is required.

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

    Another product manufactured and offered by the Company is its patented geosynthetic clay liner (GundSeal(R)) that combines HDPE liners with highly expansive sodium bentonite clay. The sodium bentonite clay is adhered directly to the liner, and has demonstrated its primary function of sealing small punctures accidentally made in the overlaying liner. When hydrated, the bentonite material is itself a highly impermeable liner taking the place of up to three feet of compacted clay ordinarily required as a subgrade layer. The Company offers a patented geosynthetic clay liner (Bentofix(R)) that combines a needle punched reinforced composite comprised of a uniform layer of granular sodium bentonite encapsulated between a slit film woven and a virgin staple fiber nonwoven geotextile. (Bentofix(R)) products are manufactured by the Company's 51% owned affiliate, Bentofix Technologies, Inc. (Bentofix is a registered trade mark of Naue Fasertechnik GmbH Co. KG).

    GSE Studliner(R), a specialty concrete protection liner product, is fabricated in the Company's facility located in Rechlin, Germany and at a third-party facility in the United States. This product is finding use in tunnels, corrosive containment applications, and protecting concrete piping, pilings, and foundations. The Company fabricates products made from this material for many types of civil engineering applications.

    The Company offers geotextile products manufactured at its South Carolina facility as roll goods and as a component of the composite drainage materials offered by the Company. Polypropylene products are manufactured and sold by the Company's subsidiary in the United Kingdom, in addition to products manufactured from polyethylene.

    The Company also offers a wide variety of specially fabricated products, such as manholes, sumps, pipe penetration boots, floating booms, and vertical membrane barrier wall panels. Its product lines also include portable secondary containment pads, temporary or daily landfill covers, and self-installed pond and pit liners. All of these products are typically installed as part of geosynthetic containment systems.

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

    The Company believes that its products made from HDPE and LLDPE resins offer several critically important physical advantages over other resin liner products. Those advantages include: chemical resistance to various acids, alkalis, aromatic solvents and oils; puncture resistance and tendency to stretch rather than tear under certain pressures; and relative impermeability. These characteristics are the reason that the Company's products represent a major portion of the geosynthetic liner market, particularly in solid waste applications.

SERVICES

    The Company often provides its customers with installation services. Trained field personnel travel to the customers' job sites and install products. Company trained crews are available in the United States, the United Kingdom and central Europe. Inside the United States, a network of carefully selected independent dealers also provides installation services. Outside the United States, in addition to the Company's installation capabilities, a network of qualified distributors and independent installers provide installation services. Upon request from a customer using third-party installers, the Company may furnish a technical supervisor to monitor installation activities and provide quality assurance.

    Sheeting products are field-joined using hot wedge or extrusion welders. The computer controlled, self-propelled wedge welding equipment creates a dual track seam resulting in a homogeneous bond created between the sheets. The presence of an unwelded channel between the dual seams allows trained technicians to perform 100% non-destructive quality control testing of the welds. The extrusion welding equipment extrudes hot resin through the dual head of the welder resulting in an integration of the hot resin with the sheet liner. These two forms of seam formation are considered superior to other methods of bonding, including gluing. The strength and adequacy of seam welds are tested by some combination of the following test methods: (1) cutting samples from the liner and destructively testing the weld seams; (2) pressure testing the air channel created during the wedge welding process; (3) performing vacuum testing for air tightness of the extrusion welds; and (4)electric spark testing of the conductive liner.

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

                SALES AND OPERATING REVENUE BY MARKET APPLICATION
                                 (in thousands)

                                                                              YEAR ENDED DECEMBER 31,
                                               ------------------------------------------------------------------------------------
                                                   2002            %             2001             %             2000           %
                                               ------------   ------------   ------------   ------------    ------------   --------
    Solid Waste Containment ................   $    162,364       61%        $    116,968        67%        $    130,917       69%
    Mining .................................         14,276        5                8,768         5               19,896       10
    Hazardous Waste Containment ............         11,668        5                6,834         4                5,629        3
    Liquid Containment .....................         45,774       17               23,454        14               23,820       12
    Other Applications .....................         32,888       12               17,385        10               11,058        6
                                               ------------   ------------   ------------   ------------    ------------   --------
    Total Sales and Operating Revenue ......   $    266,970      100%        $    173,409       100%        $    191,320      100%
                                               ============   ============   ============   ============   =============   ========

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

MARKETING AND SALES

    Marketing is a worldwide effort conducted by sales personnel located in the United States, Spain, Jordan, Germany, the United Kingdom, Italy, the Netherlands, Thailand, Australia, Egypt, and China. The Company's multi-tiered sales efforts are focused on engineers, general contractors and facility owners who are responsible for product specifications and the design and awarding of contracts, and state and federal regulators and government officials who establish permit specifications for geosynthetic materials. A strong network of independent commercial agents, dealers and distributors throughout the world work closely with the Company's sales staff.

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

    The Company sells its products in a very competitive market place. Substantial quantities of its products are sold through the competitive bidding process, whether in the United States or in foreign countries. The Company bids directly to the general contractor or owner, or one of the Company's independent distributors or dealers. The customers' bid proposals establish the design and performance criteria for the products. The Company negotiates the remainder of the contract terms where possible. In most cases, the Company agrees to indemnify the site owner, general contractor and others for certain damages resulting from the negligence of the Company and its employees. The Company often is required to post bid and performance bonds or bank guarantees. In all cases, the Company provides its customers with limited material warranties on its products, and limited installation warranties for its workmanship. These limited warranties may last up to 20 years, but are generally limited to repair or replacement of defective liners or workmanship on a prorated basis up to the dollar amount of the original contract.

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

    In 1980, the Comprehensive Environmental Response, Compensation and Liability Act (Superfund) became law. This law was in response to the dangers of abandoned or uncontrolled hazardous waste sites. Our products are used in the cleanup work undertaken by owners, operators and waste generators that have been compelled by the EPA or a state environmental protection agency to clean up these sites.

    RCRA was amended by the Hazardous and Solid Waste Amendments of 1984. These amendments require all new hazardous waste landfills to use geosynthetic lining systems composed of two or more liners with leachate collection and drainage systems above and between the liners. These same amendments require surface impoundments or ponds used in the containment of certain hazardous liquids to be double lined. The EPA also established procedures for testing weld seams joining sections of liners. The Company believes that since 1984, its products have been the most widely used in these applications.

    On February 12, 2002, EPA issued a final rule controlling concentrated animal feeding operations (CAFOs) under the Clean Water Act. The final rule will ensure that CAFOs take appropriate actions to manage manure that can cause serious acute and chronic water quality problems. There are an estimated 15,500 CAFOs producing 300 million tons of waste annually. The Company's products are specifically designed to address this issue.

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

    Similar environmental laws and regulations exist in other countries, particularly in the European Community, Japan and the Americas. As the world's population increases and industrial development continues, the demand for enforcement of existing laws and the adoption of new laws to protect valuable natural resources are expected to increase. The focus of current law is on those projects involving extensive water use and activities that have an impact on groundwater quality. These activities include agricultural irrigation, animal feedlots and compounds, aquaculture facilities, industrial storm water runoff containment areas, canals, mining leach pads and tunnels.

CUSTOMERS

    The primary customers for the Company's products are domestic and international, municipal and private companies engaged in waste management, mining, water control and wastewater treatment, aquaculture and agriculture, and other industrial activities, including the engineering and civil works construction companies serving these customers. Within the last three years, the Company has sold more than three billion square feet of products to customers in more than 70 countries. The Company is a full service organization that strives to provide its customers with a single source of geomembrane liners, related products and services for environmental protection and other uses.

    During the year 2002, one customer, Waste Management, Inc., accounted for 14% of sales and operating revenue. During the years 2001 and 2000, no single customer accounted for more than 10% of the Company's net sales. In 2002 and 2001, Company net sales of 60%, and 54%, respectively, were to customers in the United States. The Company believes that the loss of Waste Management, Inc. as a customer would have a material adverse effect on the Company's consolidated financial position or results of operations.

BACKLOG

    As of December 31, 2002, the Company's backlog was $44.1 million compared to $32.2 million at December 31, 2001. The Company anticipates that the majority of the value of construction contracts and customer purchase orders included in backlog at December 31, 2002 will be completed or filled prior to the end of 2003, subject to weather and other construction related delays. Contracts and commitments for products and services are occasionally varied, modified, or cancelled by mutual consent.

SEASONALITY AND OTHER BUSINESS CONDITIONS

    The greatest volume of product deliveries and installations typically occur during the summer and fall, which results in seasonal fluctuations of revenue. Often, scheduled deliveries are subject to delays at the customers' requests to correspond with customers' annual budgetary and permitting cycles. The Company uses its manufacturing capacity at its various locations in an attempt to mitigate the impact of seasonal fluctuation on its manufacturing, delivery, and installation schedules. (See Supplementary Data.)

COMPETITION

    The Company believes that there are approximately 30 companies engaged in the production of various synthetic geomembrane liners worldwide. These companies offer the wide range of products identified in the section on Company Products. The Company's competition is not limited to those companies that manufacture polyethylene and polypropylene lining products, but encompasses companies offering polyvinyl chloride (PVC), scrim-reinforced chlorosulphonated polyethylene (Hypalon) products and ethylene propylene diene terpolymer (EPDM) geomembranes. The principal resin types used in the products sold by the Company are high-density polyethylene and linear low density polyethylene. At least three of the companies manufacturing HDPE liners compete directly with the Company in North America.

    The Company encounters competition in its other product lines in the United States with one company competing in the sale of geosynthetic clay liners. In the drainage net market, six companies offer products that directly compete with the Company's geonet product line.

    Competition is based on the performance of the lining systems, installation capacity and pricing. Pricing remains very competitive with excess-capacity in the industry impacting margins. The Company believes it competes successfully because it manufactures, sells and installs a wide range of high quality, cost effective products and services, and because of its strategically located manufacturing facilities and strong financial position.

EMPLOYEES

    The Company had a total of 1,080 employees as of December 31, 2002, with 791 employed in the United States. During peak construction periods, the Company's workforce increases in all locations. In the off-season construction period, the Company maintains a nucleus of experienced employees somewhat below the peak season staffing levels. Some of the Company's full-time employees in foreign locations are unionized, but the Company has never experienced a strike or lockout. The Company believes its employee relations are satisfactory.

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

PATENTS AND PROPRIETARY INFORMATION

    The Company has received patents from the U.S. Patent and Trademark Office for its GSE White, GSE Conductive and GSE CurtainWall products, as well as its FrictionFlex texturing process. Certain of these patents are either registered or in the process of being registered in select foreign countries. It has registered its trademark and logo ("GSE") with the same patent office and has registered this trademark in select foreign countries. The Company has other patents, license-to-use patents (such as GundSeal and Bentofix(R)), and pending applications. Although in the aggregate GSE's patents are important in the operation of its businesses, the loss, by expiration or otherwise, of any one patent or group of patents would not materially affect its business.

AVAILABLE INFORMATION

     The company through its website www.gseworld.com makes available free of charge its reports on Forms 10-K, 10-Q and 8-K (and amendments thereto). These reports are available on the Company's website on the same day such reports are filed with or furnished to the U. S. Securities and Exchange Commission.

ITEM 2. PROPERTIES

    The Company manufactures its products in nine locations around the world. At these locations are fifteen extrusion lines for producing liner products, three lines for the production of geocomposite drainage net products, one needlepunched nonwoven textile manufacturing line, three lines for the production of geosynthetic clay lining products and four texturing lines.

    Serrot's United States operations have been moved to GSE's manufacturing plants. Serrot had two manufacturing operations in Canada, one of which it owned 51%. The other Canadian manufacturing plant has been closed and the equipment moved to GSE's facility in Houston, Texas. Serrot's installation operations in the United States and Germany were combined with GSE's installation operations in these countries.

UNITED STATES

    GSE Lining Technology, Inc. conducts U.S. operations at the Company's headquarters located on a 21.5-acre tract of Company-owned land in an industrial park in Houston, Texas. This location has 31,400 square feet of office space in two buildings, housing administrative, sales, and installation functions. Here the Company has two large manufacturing facilities servicing the U.S. and foreign markets. One manufacturing facility is a 67,000 square foot building of metal skin over steel frame construction that contains seven blown film round die extrusion lines and one geocomposite drainage net line. Fabrication is housed in a 12,000 square foot facility.

    The second manufacturing facility in Houston occupies 16.9 acres of Company-owned land with 3,300 square feet of office space, and two buildings with a total of 83,000 square feet for manufacturing operations. The manufacturing buildings house a flat cast sheet-extrusion line, as well as a geocomposite drainage net line and a texturing line. The flat sheet extruder is considered the most precise method in the industry for manufacturing certain mil thickness of sheeting.

    Another manufacturing facility is on a 55 acre tract of Company owned land in an industrial park in Kingstree, South Carolina. This location has 5,400 square feet of office space and 178,500 square feet for manufacturing and warehousing operations. The building of metal skin over sheet frame construction contains one 16 million pound capacity needlepunched nonwoven manufacturing line and one geocomposite drainage net line.

    The Company's patented GundSeal products are manufactured on one production line housed in a Company-owned 16,000 square foot building located in Spearfish, South Dakota. The plant is located near the sources for clay (bentonite).

    The Company owns two small industrial sites, one in Reno, Nevada and the second in Pittsburgh, Pennsylvania, from which it conducts installation services.

CANADA

    The Company owns a 51% interest in Bentofix Technologies Inc., located in Barrie Canada. This 40,000 square foot leased facility manufactures geosynthetic clay lining products sold mostly to the Company.

    The Company also owns an industrial site in Calgary, Canada that is held for sale.

GERMANY

    GSE Lining Technology GmbH headquartered in Hamburg, Germany, manages the Company's European operations. The Company's staff in Hamburg can assist its customers in 21 languages. Its manufacturing facility is located in Rechlin, Germany, on 8.2 acres owned by the Company. From this location, the Company supplies its customers with products manufactured on a flat cast extrusion line, two texturing lines, and a blown film round die extrusion line. Operating at the same facility is a fabrication department involved in fabricating Studliner sheeting products.

UNITED KINGDOM

    The Company's operations in the United Kingdom are carried out by its subsidiary, GSE Lining Technology Ltd., operating at a .75 acre owned/leased facility in Soham, England, just north of London. This location has 2,500 square feet of office space and 10,652 square feet of manufacturing facilities. Its products are manufactured on a round die extrusion line located on this site and one texturing line. The Company's administrative, sales, and installation service personnel are housed at this location. This facility manufacturers both polyethylene and polypropylene geomembrane products.

EGYPT

    The Company owns two Egyptian companies, Hyma/GSE Manufacturing Co. and Hyma/GSE Lining Technology Co. The manufacturing operations are located on a 1.1 acre leased site outside of Cairo, Egypt. Located on this site are two buildings totaling 34,262 square feet that house an owned flat sheet extrusion line and a leased blown film round die extrusion line. The trading company operates out of a small leased facility in Nasr City, Cairo, and it sells products manufactured by the Hyma/GSE Manufacturing Co., and other GSE subsidiaries.

THAILAND

    GSE Lining Technology Company Ltd. headquartered in Bangkok, Thailand, manages the Company's Thailand operations from an owned facility on leased property. Its manufacturing facility is located in Rayong, Thailand, on 8,000 square meters of property leased by the Company. Its products are manufactured on two blown film round die extrusion lines owned by the Company. This company manages the representative office in the People's Republic of China.

AUSTRALIA

    The Company's sales operation in Australia is carried out by GSE Australia Pty Ltd. operating out of leased offices located in Moorebank, New South Wales. It offers the full range of Company geomembranes and related products.

ITEM 3. LEGAL PROCEEDINGS.

    On January 6, 2003, a judgment was entered against the Company in the United States District Court for the Northern District of Texas for damages arising out of the alleged patent infringement activities of Serrot International, Inc. conducted prior to the acquisition of Serrot by the Company. The jury in Dallas determined that Serrot had willfully infringed upon two patents held by Poly-America, L.P., one for the manufacturing process and a second patent for the smooth edge textured sheet produced on round die blown film manufacturing equipment. The court entered judgment in the amount of $12,232,000 together with reasonable attorneys' fees and prejudgment interest at the rate provided by law. The Company posted a $14,678,000 supersedeas appeal bond issued by Westchester Fire Insurance Company and entered into a Collateral Agreement with Westchester whereby the Company deposited funds equal to the bond amount. The Collateral Agreement provides for interest on the deposited fund, which interest accrues to the Company's benefit. The Company has filed the appropriate motions to overturn the jury's verdict and if not successful will file an appeal to the Court of Appeals sitting in Washington, D.C. On the advice of legal counsel, the Company anticipates a favorable ruling on its appeal. However, such an outcome is not assured. No amount has been accrued for this judgment.

         The Company is involved in other litigation arising in the ordinary course of business, which in the opinion of management will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    The Company did not submit any matters to a vote of its security holders during the fourth quarter of 2002.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

    The common stock of the Company trades on the New York Stock Exchange under the symbol GSE. The following table shows the quarterly range of high and low sale prices for the stock through February 1, 2003.

                                                              YEAR ENDED DECEMBER 31,
                               THROUGH           -------------------------------------------------
                          FEBRUARY 1, 2003                2002                      2001
                       -----------------------   -----------------------   -----------------------
                          HIGH          LOW         HIGH         LOW          HIGH          LOW
                       ----------   ----------   ----------   ----------   ----------   ----------
First Quarter ......      9.05         8.58         7.30         2.72         3.13         2.13
Second Quarter .....         -            -         8.95         6.20         2.75         2.25
Third Quarter ......         -            -         8.58         6.76         3.60         2.55
Fourth Quarter .....         -            -        10.00         7.38         2.70         2.22

    The approximate number of record holders of the Company's common stock at February 1, 2003, was 266. Management estimates that the aggregate number of beneficial holders exceeds 1,500.

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

ITEM 6. SELECTED FINANCIAL DATA.
(in thousands, except per share amounts)

                                                                              YEAR ENDED DECEMBER 31,
                                                     ------------------------------------------------------------------------
                                                         2002           2001            2000           1999          1998
                                                     ------------   ------------   ------------   ------------   ------------
INCOME STATEMENT DATA:
 Sales and operating revenue .....................   $    266,970   $    173,409   $    191,320   $    178,569   $    179,555
  Gross profit ...................................         56,644         28,804         32,579         35,921         34,928
  Operating income ...............................         24,233          3,389          6,792          9,904          8,918
  Interest expense, net ..........................          2,379          1,248          1,354          1,716          2,357
  Income before income taxes .....................         22,536          2,600          5,965          8,461          6,932
  Net income before extraordinary items ..........         13,657          1,378          3,638          4,907          4,020
  Extraordinary items ............................         25,199             --             --             --             --
  Net income .....................................         38,856          1,378          3,638          4,907          4,020
  Basic earnings per common share
     Before extraordinary items ..................           1.22            .12            .31            .38            .30
     Extraordinary items .........................           2.25             --             --             --             --
  Basic earnings per common share ................           3.47            .12            .31            .38            .30

  Diluted earnings per common share
     Before extraordinary items ..................           1.17            .12            .31            .38            .30
     Extraordinary items .........................           2.17             --             --             --             --
  Diluted earnings per common share ..............           3.34            .12            .31            .38            .30

BALANCE SHEET DATA:
  Working capital ................................   $     92,265   $     48,021   $     51,949   $     60,715   $     59,569
  Total assets ...................................        202,310        145,611        148,563        161,697        169,320
  Total debt .....................................         21,602         25,801         26,530         31,360         37,414
  Stockholders' equity ...........................        132,431         90,434         89,308         93,271         89,793

    See Note 8 to the Notes to Consolidated Financial Statements and Item 7 (Management's Discussion and Analysis of Results of Operations and Financial Condition) below for information relating to the Company's acquisition of Serrot in February, 2002.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

RESULTS OF OPERATIONS

Year Ended December 31, 2002 Versus Year Ended December 31, 2001

    The Company's net sales and operating revenue of $266,970,000 increased $93,561,000, or more than 54%, in 2002 from the $173,409,000 reported in 2001. A change in the U.S. dollar value of the Company's foreign entity functional currencies increased year 2002 sales and operating revenue by $7,708,000. Units shipped increased 52% in 2002 from 2001. Increased volume resulted from the acquisition of Serrot International, Inc. (Serrot) on February 4, 2002. Sales to the U.S. market were $165,680,000 in 2002 compared with $93,136,000 in 2001. The increased revenue was the result of a 75% increase in units shipped. Sales and operating revenue in foreign markets were $101,290,000 in 2002 compared with $80,273,000 in 2001. Foreign sales were $7,708,000 higher in the year 2002 because of an increase in the dollar value of local functional currencies. Foreign sales of GSE's products, in units, were up 34% in 2002 compared to 2001.

    Gross profit was $56,644,000 in 2002 compared to $28,804,000 in 2001. A change in U.S. dollar value of the Company's foreign entity functional currencies increased year 2002 gross profit by $904,000. In addition, increased gross profit resulted from more units shipped at marginal cost. On February 4, 2002, the Company purchased Serrot and relocated Serrot's U. S. production into GSE's U. S. plants reducing the Company's fixed cost per unit. The spreading of GSE's fixed cost by consolidating U. S. production and improved margins in foreign location increased gross profit margin to 21.2% of sales in 2002 from 16.6% of sales in 2001. U.S. gross profit margin was up over two percentage points. This increase was primarily due to the effects of reduced fixed costs per unit associated with the 52% increase in units shipped from consolidated production facilities. Foreign operations gross profit margin was up six percentage points. This increase was primarily due to the effects of increased product sales and improved installation margins.

    Selling, general and administrative expenses of $29,194,000 were $5,104,000 higher in 2002 than in 2001. An increase of $360,000 was due to an increase in the dollar value of local foreign currencies. The Company's North American operations increased its costs $3,103,000 due to the addition of Serrot's U.S. business. Expenses increased $2,001,000 in the Company's foreign operating units primarily due to the cost of operating duplicate operations acquired with the Serrot acquisition in Europe which will not exist in 2003.

    Non-recurring costs include expenses the Company incurred to relocate inventory and equipment from facilities acquired from Serrot, to its locations in Houston, Texas, and Kingstree, South Carolina, certain legal and professional costs, exit costs related to the closing of the plant in Calgary, and bonuses paid for the attainment of synergy savings during 2002. For the year, the Company incurred $981,000 to relocate equipment, non-recurring legal and professional costs of $336,000, $700,000 for the Calgary exit costs and $1,200,000 for the synergy bonus.

    Interest expense of $2,915,000 was $1,206,000 higher in 2002 than in 2001. This increase was the result of refinancing the Company's debt to acquire Serrot, increasing available credit lines and the inclusion of $695,000 of amortization of financing cost associated with the refinancing.

    Interest income was $75,000 higher in 2002 than 2001. This increase was primarily the result of interest received on notes receivable purchased with the Serrot acquisition as interest on surplus cash balances was lower.

    The Company recorded a gain on foreign exchange of $1,687,000 compared to a loss of $243,000 in the year 2001. The gain was primarily on Euro notes from the Company's European subsidiary acquired with the Serrot acquisition.

    The Company recorded other expense of $689,000 in 2002 compared with other income of $702,000 in 2001.

    The Company recorded a loss of $483,000 from its 50% equity interest in Egypt compared to earnings of $126,000 last year. This loss was the result of bad debt provisions recorded in Egypt. The Company also wrote off equipment held for resale resulting in an earnings reduction of $600,000. The company also incurred letter of credit and loan commitment fees of $230,000 classified as other expenses.

    Earnings were reduced for minority interest of $316,000 in 2002. This was primarily due to the earnings of the 49% ownership in a Canadian joint venture interest acquired with the Serrot acquisition.

    The Company's provision for income taxes was $8,879,000 in 2002 compared with $1,222,000 in 2001. The tax provision in both years was provided at statutory rates adjusted for permanent differences. The effective rate for 2002 was 39% compared to 47% in 2001. The higher prior years rate was heavily influenced by the Company's lower profit in the U. S. and higher profits in Germany and the non-amortization provisions of goodwill in accordance with SFAS 142 for book purposes in 2002.

    The extraordinary gain from the Serrot acquisition of $25,966,000 represents the excess of the fair value of assets acquired from Serrot of $55,820,000 over the purchase price of $11,969,000 after allocation of $17,885,000 to Serrot's long-lived assets net of their associated tax benefits under the purchase method of accounting.

    The extraordinary loss for extinguishment of debt results from refinancing the Company's long-term notes on February 4, 2002, to acquire Serrot. The Company paid $900,000 after-tax make-whole cost to retire its $20,000,000 balance of 7.34% notes with two lenders, offset by $133,000 after-tax deferred interest income from closing out a prior cross-currency swap and deferred debt issue cost related to this financing.

Year Ended December 31, 2001 Versus Year Ended December 31, 2000

    The Company's net sales and operating revenue of $173,409,000 decreased $17,911,000, or more than 9%, in 2001 from the $191,320,000 reported in 2000. A change in the U.S. dollar value of the Company's foreign entity functional currencies reduced year 2001 sales and operating revenue by $2,510,000. Units shipped decreased 5% in 2001 from 2000. Sales to the North American market were $93,374,000 in 2001 compared with $106,717,000 in 2000. The decreased revenue was caused by a 13% decrease in units shipped as a result of a smaller North American market. Sales and operating revenue in foreign markets were $80,035,000 in 2001 compared with $84,603,000 in 2000. When compared to 2000, foreign sales were $2,510,000 lower in the year 2001 because of a drop in the dollar value of local functional currencies. Foreign sales of GSE's products, in units, were up 1%; however, GSE installed fewer of its products in 2001 than in 2000.

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

    Selling, general and administrative expenses of $24,090,000 were $355,000 lower in 2001 than in 2000. Expenses were down in the Company's foreign operating units by $259,000. This decrease was primarily from the drop in the dollar value of local foreign currencies. The Company's U.S. operation lowered its costs by $595,000, which was offset by a $500,000 increase in startup cost of manufacturing nonwoven products.

    Interest expense was $405,000 lower in 2001 than in 2000. This reduction was the result of lower average debt outstanding.

    Interest income was $299,000 lower in 2001 than 2000. This reduction was the result of lower average cash balances and lower interest rates on invested cash.

    The Company recorded a loss on foreign exchange of $243,000 compared to a gain of $61,000 in the year 2000. This was primarily related to the change in rates of the German Mark and the Euro.

    The Company recorded other income of $702,000 in 2001 compared with other income of $466,000 in 2000. This was primarily related to a reduction of other expenses in the Company's UK operations.

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

LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary sources of liquidity in 2002 were cash on hand, cash generated from operations, and borrowings under its $55,000,000 credit agreement, described below. At December 31, 2002, the Company had working capital of $92,265,000 of which $42,264,000 was cash and cash equivalent investments. The Company's operating results and liquidity are normally reduced in the first quarter as both product deliveries and installations are at their lowest levels due to inclement weather experienced in the Northern Hemisphere. Nevertheless, the Company believes that it has sufficient funds (on hand and expected from future operations) and adequate financial resources available to meet its anticipated liquidity needs including anticipated requirements for working capital, capital expenditures, and debt service in 2003.

    Total capitalization as of December 31, 2002 was $154,033,000, consisting of total debt of $21,602,000 and equity of $132,431,000. The debt-to-capitalization ratio at December 31, 2002 was 14% compared to 22.2% at the end of fiscal year 2001. The decrease in the debt-to-capitalization ratio was primarily the result of net earnings during fiscal year 2002 and a decrease in total debt of $4,199,000.

    In January 2003, the Company purchased the remaining 50% of its Egyptian joint venture for a price of $4,000,000. The Company also has a commitment to purchase a second geomembrane manufacturing line, currently under lease to the joint venture at the end of calendar year 2003 for $950,000.

    The Company has a contract to sell its Calgary Canada facility, closed on December 31, 2002, for approximately $2,000,000. The sale is expected to be completed in 2003. The Company expects to receive $1,200,000 after costs of closing the plant.

    On January 6, 2003, a judgment was entered against the Company in the United States District Court for the Northern District of Texas for damages arising out of the alleged patent infringement activities of Serrot conducted prior to the acquisition of Serrot by the Company. The jury in Dallas determined that Serrot had willfully infringed upon two patents held by Poly-America, L.P., one for the manufacturing process and a second patent for the smooth edge textured sheet produced on round die blown film manufacturing equipment. The court entered judgment in the amount of $12,232,000 together with reasonable attorneys' fees and prejudgment interest at the rate provided by law. The Company posted a $14,678,000 supersedeas appeal bond issued by Westchester Fire Insurance Company and entered into a Collateral Agreement with Westchester whereby the Company deposited funds equal to the bond amount. The Collateral Agreement provides for interest on the deposited fund, which interest accrues to the Company's benefit. The Company has filed the appropriate motions to overturn the jury's verdict. If not successful at the trial court level the Company will file an appeal to the Court of Appeals sitting in Washington, D.C. On the advice of legal counsel, the Company anticipates a favorable ruling on its appeal. However, such an outcome is not assured. No amount has been accrued for this judgment.

    The Company has a stock repurchase plan with 1,619,643 shares still authorized. The repurchase program is inactive.

    Credit Facilities

    On February 4, 2002, the Company entered into a note agreement with a lender in the amount of $25,000,000. This 3-year term facility is secured by the Company's Houston, TX, and Kingstree, SC, real properties and all of the Company's equipment at these locations. The promissory note requires monthly payments of approximately $520,000 including interest at the rate of 9.22% and matures on February 5, 2005 with a balloon payment equal to the unpaid principal balance plus accrued and unpaid interest. The terms of the note place various restrictions on the Company's ability to pay dividends or make certain other payments, incur additional debt, consolidate or merge into another corporation or sell assets and make capital expenditures. The note also requires the Company to maintain certain financial ratios and specified levels of consolidated net worth. At December 31, 2002, the Company's balance outstanding under the note was $21,204,000.

     On February 4, 2002, the Company entered into a 3-year credit agreement with Bank of America, N.A., as agent, to borrow up to $55,000,000 on a revolving basis. The amount of borrowings allowed under the credit agreement is determined by the amount of eligible receivable and inventory amounts that make up the borrowing base. Loans made pursuant to the credit agreement bear interest, at the Company's option, at the bank's prime rate or the reserve adjusted LIBOR plus an applicable margin based on the ratio, from time-to-time, of the Company's EBITDA (as defined in the credit agreement) to certain "fixed charges," including principal paid on funded debts, cash interest expense, dividends, stock repurchases and certain other distributions made, cash amount of taxes paid and net capital expenditures made from time-to-time. The applicable margin for prime rate loans may vary between 0% and .25% per annum, and the applicable margin for LIBOR based loans may vary between 2% and 2.75% per annum. Fees will be payable from time-to-time with respect to letters of credit issued pursuant to the credit agreement at a rate equal to the margin payable with respect to LIBOR based revolving loans. An annual commitment fee of 3/8% is payable on any unused portion of the facility. The terms of the credit agreement place various restrictions on the Company's ability to pay dividends or make certain other payments, incur additional debt, consolidate or merge into another corporation or sell assets and to make capital expenditures. The credit agreement also requires the Company to maintain certain financial ratios and specified levels of consolidated net worth. As of December 31, 2002, the Company had $20,628,000 available under this credit agreement.

    At December 31, 2002, the Company had credit facilities with three German banks in the amount of EUR 7,650,000. These revolving credit facilities are secured by a corporate guarantee and bear interest at various market rates. These credit facilities are used primarily to guarantee the performance of European installation contracts and temporary working capital requirements. At December 31, 2002, the Company had EUR 4,861,000 available under these credit facilities with EUR 2,789,000 of bank guarantees outstanding.

    Sources and Uses of Cash

    Cash provided by operating activities during 2002 was $36,626,000, compared to $15,788,000 in the prior year. The increase was primarily the result of cash flow from operations of $27,189,000 and the reduction of net operating assets $9,437,000.

    Cash used by investing activities during 2002 was $6,048,000, compared to $9,061,000 in the prior year. Cash of $6,016,000 was used for capital expenditures net of the proceeds from fixed assets sold compared to $9,061,000 last year. The Company's purchase of Serrot provided $775,000 of cash and $957,000 of cash was included in the sale of an Irish joint venture.

    Cash used in financing activities during 2002 was $4,843,000, compared to $731,000 in the prior year. Net cash repayments under debt agreements, cash proceeds from stock option exercises and a company stock purchase plan increased $1,412,000 partially offsetting the increased debt repayments and financing fees.

    CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

    The following table represents information concerning the Company's unconditional obligations and commitments to make future payments under contracts with remaining terms in excess of one year, such as debt and lease agreements, and under contingent commitments.

   Contractual Cash
      Obligations          Total         Less Than One Year     1-3 Years         4-5 Years          After 5 Years
--------------------   ---------------   --------------------   ---------------   ---------------   ---------------
Long-term Debt         $    21,602,000   $          4,690,000   $    16,912,000                --         --
Operating Leases             1,670,000                629,000           932,000   $       109,000         --
                       ---------------   --------------------   ---------------   ---------------   ---------------
Total                  $    23,272,000   $          5,319,000   $    17,844,000   $       109,000         --

 Other Commercial
    Obligations           Total          Less Than One Year     1-3 Years         4-5 Years          After 5 Years
--------------------   ---------------   --------------------   ---------------   ---------------   ---------------
Letters of Credit      $     1,468,000   $          1,468,000                --                --         --
Bank Guarantees              4,301,000              2,135,000   $     1,649,000   $       517,000         --
                       ---------------   --------------------   ---------------   ---------------   ---------------
Total                  $     5,769,000   $          3,603,000   $     1,649,000   $       517,000         --

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

    The Company's discussion and analysis of financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, management evaluates estimates, including those related to bad debts, inventory obsolescence, investments, intangible assets and goodwill, income taxes, financing operations, workers' compensation insurance, pension benefits and contingent liabilities. Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from the estimates used in preparing the consolidated financial statements contained herein.

    The Company believes the following are its most critical accounting policies. Senior management of the Company has discussed the development and selection of these policies and related disclosure with the audit committee. These policies require significant judgmental estimates used in the preparation of its consolidated financial statements, based on historical experience and assumptions related to certain factors including competitive market factors, worldwide manufacturing capacity in the industry, general economic conditions around the world and governmental regulation and supervision. There have been no significant changes to the Company's critical accounting estimates during any of the periods in the three years ended December 31, 2002.

    Allowance for doubtful accounts - The Company establishes reserves for doubtful accounts on a case-by-case basis when it is believed that the required payment of specific amounts owed to the Company is unlikely to occur. The Company derives a majority of its revenue from sales and services to domestic and international, municipal and private companies engaged in waste management, mining, water and wastewater treatment, aquaculture and other industrial activities. The Company has receivables from customers in various countries. The Company generally does not require collateral or other security to support customer receivables. If the customers' financial condition were to deteriorate or their access to freely convertible currency was restricted, resulting in impairment of their ability to make the required payments, additional allowances may be required.

    Warranty Reserve - The Company's products carry specified limited warranties as to quality and workmanship. The Company established a reserve for potential warranty claims based on history of claims experience.

    Revenue recognition and job loss accrual - The Company recognizes revenue when products are shipped and the risk of loss passes to the customer. Revenues from installation contracts are recognized on the percentage-of-completion method measured by the percentage of costs incurred to total estimated cost for each contract. The Company's installation projects are reviewed for profitability on a monthly basis. When it has been determined that a project will generate a loss for the Company, the Company estimates that loss and books a reserve for the total expected loss on the job.

    Goodwill impairment - The Company performs a test for impairment of goodwill annually as of October 1 as prescribed by adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangibles. Fair value of the Company's reporting units is based on estimated discounted cash flows. Changes in assumptions used in the fair value calculation could result in an estimated reporting unit fair value that is below the carrying value, which may give rise to an impairment of goodwill. In addition to the annual review, the Company also tests for impairment should an event occur or circumstances change that may indicate a reduction in the fair value of a reporting unit below its carrying value.

    Property, plant and equipment - The Company determines the carrying value of property, plant and equipment based on the Company's accounting policies, which incorporate estimates, assumptions and judgments relative to capitalized costs, useful lives and salvage value of the asset. The Company reviews property, plant and equipment for impairment when events or changes in circumstances indicate the carrying value of such assets may be impaired. Asset impairment evaluations are based on estimated undiscounted cash flows for the assets being evaluated. The estimates, assumptions and judgments used in the application of property and equipment and asset impairment accounting policies reflect both historical experience and expectations regarding future industry conditions and operations. Using different estimates, assumptions and judgments, especially those involving the useful lives of the plants and expectations regarding future industry conditions and operations, would result in different carrying values of assets and results of operations.

    Contingent liabilities - The Company establishes reserves for estimated loss contingencies when the Company believes a loss is probable and the amount of the loss can be reasonably estimated. Revisions to contingent liabilities are reflected in income in the period in which the different facts or information becomes known or circumstances change that affect previous assumptions with respect to the likelihood or amount of loss. Reserves for contingent liabilities are based upon the Company's assumptions and estimates regarding the probable outcome of the matter. Should the outcome differ from the assumptions and estimates, revisions to the estimated reserves for contingent liabilities would be required.

ITEM 7 A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    The Company's exposure to interest rate market risk is limited to credit facilities that bear interest at floating rates. As of December 31, 2002, there was no balance outstanding under the Company's revolving credit facilities. A change in interest rates would have no material impact on the Company's earnings because the Company does not anticipate significant borrowings under this credit facility.

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
Gundle/SLT Environmental, Inc.

    We have audited the accompanying consolidated balance sheets of Gundle/SLT Environmental, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gundle/SLT Environmental, Inc. at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

    As discussed in Note 2 to the consolidated financial statements, in the year ended December 31, 2002, the Company changed its method of accounting and reporting goodwill to conform to Statement of Financial Accounting Standards 142
- "Goodwill and Other Intangible Assets".

ERNST & YOUNG LLP


Houston, Texas
January 28, 2003

                         GUNDLE/SLT ENVIRONMENTAL, INC.

                           CONSOLIDATED BALANCE SHEETS
                     (in thousands except per share amounts)

                                                                                      DECEMBER 31,
                                                                              ---------------------------
                                                                                   2002          2001
                                                                              ------------   ------------
                                     ASSETS
Current assets:
  Cash and cash equivalents ...............................................   $     42,264   $     16,163
  Accounts receivable:
     Trade, net ...........................................................         51,669         44,356
     Other ................................................................          4,046          1,062
  Contracts in progress ...................................................          2,043          1,977
  Inventory ...............................................................         27,352         17,151
  Deferred income taxes ...................................................          9,366          4,006
  Prepaid expenses and other ..............................................          5,260          1,609
                                                                              ------------   ------------
          Total current assets ............................................        142,000         86,324
Property, plant and equipment, net ........................................         33,011         33,355
Excess of purchase price over fair value of net assets acquired,
 net ......................................................................         22,529         22,205
Deferred income taxes .....................................................            545            777
Other assets ..............................................................          4,225          2,950
                                                                              ------------   ------------
                                                                              $    202,310   $    145,611
                                                                              ============   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities ................................   $     37,920   $     26,351
  Advance billings on contracts in progress ...............................          5,173          1,139
  Current portion of long-term debt .......................................          4,690          5,268
  Short-term debt .........................................................             --          5,154
  Income taxes payable ....................................................          1,952            391
                                                                              ------------   ------------
          Total current liabilities .......................................         49,735         38,303
Deferred income taxes .....................................................            252          1,145
Long-term debt ............................................................         16,912         15,379
Minority interest .........................................................          1,614             --
Other liabilities .........................................................          1,366            350
Stockholders' equity:
  Preferred stock, $1.00 par value, 1,000,000 shares authorized, no
   shares issued or outstanding ...........................................             --             --
  Common stock, $.01 par value, 30,000,000 shares authorized,
   18,437,156 and 18,109,923 shares issued ................................            184            183
  Additional paid-in capital ..............................................         70,763         69,378
  Retained earnings .......................................................         99,149         60,293
  Accumulated other comprehensive income ..................................           (487)        (2,242)
                                                                              ------------   ------------
                                                                                   169,609        127,612
  Treasury stock at cost, 7,066,261 shares and 7,066,262 shares ...........        (37,178)       (37,178)
                                                                              ------------   ------------
          Total stockholders' equity ......................................        132,431         90,434
                                                                              ------------   ------------
                                                                              $    202,310   $    145,611
                                                                              ============   ============

        The accompanying notes are an integral part of these consolidated financial statements.

                         GUNDLE/SLT ENVIRONMENTAL, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)

                                                                   YEAR ENDED DECEMBER 31,
                                                         -----------------------------------------
                                                             2002           2001           2000
                                                         -----------    -----------    -----------
Sales and operating revenue ..........................   $   266,970    $   173,409    $   191,320
Cost of products and services ........................       210,326        144,605        158,741
                                                         -----------    -----------    -----------
Gross profit .........................................        56,644         28,804         32,579
Selling, general and administrative expenses .........        29,194         24,090         24,445
Amortization of goodwill .............................            --          1,325          1,342
Nonrecurring charges - Serrot acquisition ............         3,217             --             --
                                                         -----------    -----------    -----------
Operating income .....................................        24,233          3,389          6,792
Other expenses:
  Interest expense ...................................         2,915          1,709          2,114
  Interest income ....................................          (536)          (461)          (760)
  Foreign exchange (gain) loss .......................        (1,687)           243            (61)
  Other (income) expense, net ........................           689           (702)          (466)
  Minority interest ..................................           316             --             --
                                                         -----------    -----------    -----------
Income before income taxes ...........................        22,536          2,600          5,965
Provision for income taxes ...........................         8,879          1,222          2,327
                                                         -----------    -----------    -----------
Net income before extraordinary items, net of tax ....        13,657          1,378          3,638
Extraordinary gain - Serrot acquisition ..............        25,966             --             --
Extraordinary loss - extinguishment of debt ..........          (767)            --             --
                                                         -----------    -----------    -----------
Net income ...........................................   $    38,856    $     1,378    $     3,638
                                                         ===========    ===========    ===========

Basic earnings per common share:
  Before extraordinary items, net of tax .............          1.22           0.12           0.31
  Extraordinary gain - Serrot acquisition ............          2.23             --             --
  Extraordinary loss - extinguishment of debt ........         (0.07)            --             --
                                                         -----------    -----------    -----------
Basic earnings per common share ......................   $      3.47    $      0.12    $      0.31
                                                         ===========    ===========    ===========

Diluted earnings per common share:
  Before extraordinary items, net of tax .............          1.17           0.12           0.31
  Extraordinary gain - Serrot acquisition ............          2.23             --             --
  Extraordinary loss - extinguishment of debt ........         (0.06)            --             --
                                                         -----------    -----------    -----------
Diluted earnings per common share ....................   $      3.34    $      0.12    $      0.31
                                                         ===========    ===========    ===========

        The accompanying notes are an integral part of these consolidated financial statements.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)

                                                                                            ACCUMULATED
                                           COMMON STOCK         ADDITIONAL                     OTHER
                                      -----------------------     PAID IN      RETAINED    COMPREHENSIVE
                                        SHARES       AMOUNT       CAPITAL      EARNINGS        INCOME
                                      ----------   ----------   ----------    ----------   -------------
Balance at December 31, 1999              18,096          181       69,358        55,277             627
  Net income ......................           --           --           --         3,638              --
  Gain from swap (see note 2) .....           --           --           --            --          (1,750)
  Cumulative translation
   adjustment .....................           --           --           --            --            (925)

     Comprehensive Income .........           --           --           --            --              --

  Restricted stock grant ..........           --           --          (19)           --              --
  Purchases under the
   Employee Stock Purchase Plan ...            8           --           25            --              --
  Treasury stock purchases ........           --           --           --            --              --
                                      ----------   ----------   ----------    ----------   -------------
Balance at December 31, 2000              18,104          181       69,364        58,915          (2,048)
  Net income ......................           --           --           --         1,378              --
  Cumulative translation
   adjustment .....................           --           --           --            --            (194)

     Comprehensive Income .........           --           --           --            --              --

  Purchases under the
   Employee Stock Purchase Plan ..             6            2           14            --              --
  Treasury stock purchases .......            --           --           --            --              --
                                      ----------   ----------   ----------    ----------   -------------
Balance at December 31, 2001              18,110          183   $   69,378    $   60,293   $      (2,242)
  Net Income ......................           --           --           --        38,856              --
  Cumulative translation
   adjustment .....................           --           --           --            --           1,755

     Comprehensive Income .........           --           --           --            --              --

Exercise of stock options .........          317            1        1,362            --              --
  Purchases under the Employee
   Stock Purchase Plan ............           10           --           23            --              --
  Treasury stock purchases ........           --           --           --            --              --
                                      ----------   ----------   ----------    ----------   -------------
Balance at December 31, 2002              18,437   $      184   $   70,763    $   99,149   $        (487)
                                      ==========   ==========   ==========    ==========   =============

                                            TREASURY STOCK
                                       ------------------------
                                         SHARES        AMOUNT        TOTAL
                                       ----------    ----------    ---------
Balance at December 31, 1999 ......         5,328       (32,172)      93,271
  Net income ......................            --            --        3,638
  Gain from swap (see note 2) .....            --            --       (1,750)
  Cumulative translation
   adjustment .....................            --            --         (925)
                                                                   ---------
     Comprehensive Income .........            --            --          963
                                                                   ---------
  Restricted stock grant ..........            35            --          (19)
  Purchases under the
   Employee Stock Purchase Plan ...            --            --           25
  Treasury stock purchases ........         1,678        (4,932)      (4,932)
                                       ----------    ----------    ---------
Balance at December 31, 2000                7,041       (37,104)      89,308
  Net income ......................            --            --        1,378
  Cumulative translation
   adjustment .....................            --            --         (194)
                                                                   ---------
     Comprehensive Income .........            --            --        1,184
                                                                   ---------
  Purchases under the
  Employee Stock Purchase Plan ....            --            --           16
   Treasury stock purchases .......            25           (74)         (74)
                                       ----------    ----------    ---------
BALANCE AT DECEMBER 31, 2001                7,066    $  (37,178)   $  90,434
  Net Income ......................            --            --       38,856
  Cumulative translation
   adjustment .....................            --            --        1,755
                                                                   ---------
     Comprehensive Income .........            --            --       40,611
                                                                   ---------
Exercise of stock options .........            --            --        1,363
  Purchases under the Employee
   Stock Purchase Plan ............            --            --           23
  Treasury stock purchases ........            --            --           --
                                       ----------    ----------    ---------
Balance at December 31, 2002                7,066    $  (37,178)   $ 132,431
                                       ==========    ==========    =========

        The accompanying notes are an integral part of these consolidated financial statements.

                         GUNDLE/SLT ENVIRONMENTAL, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)

                                                                          YEAR ENDED DECEMBER 31,
                                                                    -----------------------------------
                                                                       2002         2001         2000
                                                                    ---------    ---------    ---------
Cash flows from operating activities:
  Net income ....................................................   $  38,856    $   1,378    $   3,638
  Adjustments to reconcile net income to cash provided
   by (used in) operating activities:
    Depreciation ................................................       7,916        8,164        7,955
    Amortization of goodwill ....................................          --        1,325        1,342
    Amortization of debt issuance costs .........................         695           20           83
    Minority interest ...........................................         316           --           --
    Deferred income taxes .......................................       5,955          974       (1,311)
    (Gain) on sale of assets ....................................        (850)         (82)        (138)
    (Gain) on sale of joint venture interest ....................         (51)          --           --
    (Gain) on purchase of Serrot ................................     (25,966)          --           --
    (Gain) on hedge .............................................        (290)          --           --
    Equity in affiliates and other ..............................         608         (229)        (492)
    Increase (decrease) in cash due to changes in assets and
     Liabilities, net of acquisition:
      Accounts receivable, net ..................................      16,335        4,695        2,671
      Costs and estimated earnings in excess of billings on
       contracts in progress ....................................       1,450          472         (189)
      Inventory .................................................      (2,957)         138        1,682
      Prepaid expenses and other, net ...........................         189         (851)       1,316
      Accounts payable and accrued liabilities ..................      (8,863)       1,518       (1,043)
      Advance billings on contracts in progress .................       3,199         (573)        (644)
      Income taxes payable ......................................          84       (1,161)      (1,187)
                                                                    ---------    ---------    ---------
        Net cash provided by operating activities ...............      36,626       15,788       13,683
                                                                    ---------    ---------    ---------
Cash flows from investing activities:
  Additions to property, plant and equipment ....................      (7,315)      (9,558)     (10,083)
  Proceeds from the sale of assets ..............................       1,299          497          143
  Cash acquired from acquisition of business, net of payments ...         775           --           --
  Sale of joint venture interest, net of cash sold ..............        (957)          --           --
  Other .........................................................         150           --           --
                                                                    ---------    ---------    ---------
        Net cash used for investing activities .................       (6,048)      (9,061)      (9,940)
                                                                    ---------    ---------    ---------
Cash flows from financing activities:
  Revolver ......................................................      (5,000)       5,000           --
  Payment of financing fees .....................................      (2,037)          --           --
  Repayments of long-term debt ..................................     (24,363)      (5,674)      (5,248)
  Proceeds of new debt ..........................................      25,128           --          534
  Proceeds from the exercise of stock options and purchases
   under the employee stock purchase plan .......................       1,429           17           25
  Repurchase of common stock ....................................          --          (74)      (4,932)
                                                                    ---------    ---------    ---------
        Net cash used by  financing activities ..................      (4,843)        (731)      (9,621)
Effect of exchange rate changes on cash .........................         366       (1,103)         275
                                                                    ---------    ---------    ---------
Net increase (decrease) in cash and cash equivalents ............      26,101        4,893       (5,603)
Cash and cash equivalents at beginning of year ..................      16,163       11,270       16,873
                                                                    ---------    ---------    ---------
Cash and cash equivalents at end of year ........................   $  42,264    $  16,163    $  11,270
                                                                    =========    =========    =========

Supplemental Cash Flow Disclosure:
Cash paid for interest ..........................................   $   2,306    $   2,227    $   2,930
                                                                    =========    =========    =========
Cash paid for income taxes ......................................   $   3,433    $   1,404    $   4,795
                                                                    =========    =========    =========

        The accompanying notes are an integral part of these consolidated financial statements.

                         GUNDLE/SLT ENVIRONMENTAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) NATURE OF BUSINESS--

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

  Inventory --

    Inventory is stated at the lower of cost or market. Cost, which includes material, labor and overhead, is determined by the weighted average cost method, which approximates the first-in, first-out cost method.

  Property, plant and equipment --

    Costs of additions and major improvements are capitalized, whereas maintenance and repairs which do not improve or extend the life of the asset are charged to expense as incurred. When items are retired or otherwise disposed of, income is charged or credited for the difference between net book value and net proceeds realized thereon. Interest costs incurred in construction of assets are capitalized and depreciated over the useful life of the asset. Depreciation is computed using the straight-line method, based on the estimated useful lives of the assets. Total repairs and maintenance expense during 2002, 2001 and 2000 was $4,945,000, $2,569,000, and $3,022,000, respectively.

  Excess of purchase price over fair value of net assets acquired --

    Prior to the adoption of Financial Accounting Standards Board SFAS No. 142, "Goodwill and Other Intangible Assets", the excess of the aggregate price paid by the Company in the acquisition of businesses, accounted for as a purchase, over the fair market value of the net assets acquired was amortized on a straight-line basis over periods not exceeding 40 years. During the second quarter of 2002, the Company completed its implementation of SFAS 142 and performed the initial test of impairment of goodwill on its reporting unit. The test was applied utilizing the estimated fair value of the reporting unit as of January 1, 2002 and was determined based on estimated discounted cash flow. There was no goodwill impairment in the Company's reporting unit upon the adoption of SFAS 142.

    As of October 1, 2002, the Company performed its annual impairment test as required by SFAS 142. The annual impairment test resulted in no goodwill impairment in the Company's reporting unit.

     Net income for the three years in the period ended December 31, 2002, adjusted for goodwill amortization, was as follows:

                                                                                             YEAR ENDED DECEMBER 31,
                                                                                        ---------------------------------
                                                                                           2002        2001        2000
                                                                                        ---------   ---------   ---------
     Reported net income before extraordinary items .................................   $  13,657   $   1,378   $   3,638
     Goodwill amortization, net of tax ..............................................          --         800         810
                                                                                        ---------   ---------   ---------
     Adjusted net income before extraordinary items .................................      13,657       2,178       4,448
     Extraordinary items, net of tax ................................................      25,199          --          --
                                                                                        ---------   ---------   ---------
     Adjusted net income ............................................................   $  38,856   $   2,178   $   4,448
                                                                                        =========   =========   =========
     Basic earnings per common share:
       Reported basic earnings per common share before extraordinary items ..........   $    1.22   $    0.12   $    0.31
       Goodwill amortization ........................................................          --        0.07        0.07
                                                                                        ---------   ---------   ---------
       Adjusted basic earnings per common share before extraordinary items ..........        1.22        0.19        0.38
       Extraordinary items ..........................................................        2.25          --          --
                                                                                        ---------   ---------   ---------
     Adjusted basic earnings per common share .......................................   $    3.47   $    0.19   $    0.38
                                                                                        =========   =========   =========

     Diluted earnings per common share:
       Reported diluted earnings per common share before extraordinary items ........   $    1.17   $    0.12   $    0.31
       Goodwill amortization ........................................................          --        0.07        0.07
                                                                                        ---------   ---------   ---------
       Adjusted diluted earnings per common share before extraordinary items ........        1.17        0.19        0.38
       Extraordinary items ..........................................................        2.17          --          --
                                                                                        ---------   ---------   ---------
     Adjusted diluted earnings per common share .....................................   $    3.34   $    0.19   $    0.38
                                                                                        =========   =========   =========

  Revenue and cost recognition --

    The Company recognizes revenue upon shipment of product to the customer except when work is being performed under an installation contract. Revenues from installation contracts are recognized on the percentage-of-completion method measured by the percentage of costs incurred to total estimated costs for each contract.

    Cost of sales includes all direct material and labor costs, and indirect costs such as indirect labor, depreciation, insurance, supplies, tools, repairs and shipping, and handling.

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

  Deferred costs --

    Debt issuance costs are capitalized and amortized to interest expense using the effective interest rate method over the period the related debt is anticipated to be outstanding.

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

  Foreign exchange contracts --

    The Company's international operations expose the Company to foreign exchange risk. This risk is primarily associated with employee compensation costs denominated in currencies other than the U.S. dollar and with purchases from foreign suppliers. The Company uses a variety of techniques to minimize exposure to foreign exchange risk, including forward contracts and cross currency swap derivative instruments. As a matter of policy, the Company does not speculate in financial markets and therefore, does not hold these contracts for trading purposes.

    Foreign exchange derivative instruments, specifically foreign exchange forward contracts, may be used to minimize foreign exchange risk in instances where the primary strategy is not attainable. A foreign exchange forward contract obligates the Company to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent U.S. dollar payment equal to the value of such exchange.

    Gains and losses on foreign exchange derivative instruments that qualify as accounting hedges are deferred as other comprehensive income and recognized when the underlying foreign exchange exposure is realized. Gains and losses on foreign exchange derivative instruments that do not qualify as hedges for accounting purposes are recognized currently based on the change in market value of the derivative instruments. At December 31, 2002 and 2001, the Company did not have any foreign exchange derivative instruments not qualifying as accounting hedges.

  Stock options --

    The Company follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for stock options. See Note 12 for disclosures required by Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation".

  Use of estimates --

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  Supplier/sources of supply --

    The Company currently purchases its raw material (polyethylene and polypropylene resins) from at least two suppliers at each location. Polyethylene resins are occasionally in short supply and are subject to substantial price fluctuation in response to market demand. The Company has not encountered any significant difficulty to date in obtaining raw materials in sufficient quantities to support its operations at current or expected near-term future levels. However, any disruption in raw material supply or abrupt increases in raw material prices could have an adverse effect upon the Company's operations.

  Reclassifications --

    The accompanying consolidated financial statements for 2000 and 2001 contain certain reclassifications to conform to the presentation used in 2002.

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

    In August 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supersedes SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", and the accounting and reporting provisions of Accounting Principals Board Opinion ("APB") No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for recognition and measurement of long-lived asset impairment and for the measurement of long-lived assets to be disposed of by sale and the basic requirements of APB No. 30. In addition to these fundamental provisions, SFAS No. 144 provides guidance for criteria for classifying assets to be disposed of as held for sale. The statement is effective for fiscal years beginning after December 15, 2001, and the Company adopted the new standard as of January 1, 2002. The adoption of this statement had no material effect on the Company's consolidated financial position or results of operations.

    In April 2002, the FASB issued SFAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections. This statement eliminates the requirement under SFAS 4 to aggregate and classify all gains and losses from extinguishment of debt as an extraordinary item, net of related income tax effect. This statement also amends SFAS 13 to require certain lease modifications with economic effects similar to sale-leaseback transactions to be accounted for in the same manner as sale-leaseback transactions. In addition, SFAS 145 requires reclassification of gains and losses in all prior periods presented in comparative financial statements related to debt extinguishment that do not meet the criteria for extraordinary item in APB 30. The statement is effective for fiscal years beginning after May 15, 2002 with early adoption encouraged. The Company will adopt SFAS 145 effective January 1, 2003. Management does not expect adoption of the statement to have a material effect on the Company's consolidated financial position or results of operations.

    In July 2002, the FASB issued SFAS 146, Obligations Associated with Disposal Activities, which is effective for disposal activities initiated after December 31, 2002, with early application encouraged. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs in a Restructuring). Under this statement, a liability for a cost associated with an exit or disposal activity would be recognized and measured at its fair value when it is incurred rather than at the date of commitment to an exit plan. Also, severance pay would be recognized over time rather than up front provided the benefit arrangement requires employees to render service beyond a minimum retention period, which would be based on the legal notification period, or if there is no such requirement, 60 days, thereby allowing a liability to be recorded over the employees' future service period. The Company will adopt SFAS 146 effective with disposal activities initiated after December 31, 2002. Management does not expect adoption of this statement to have a material effect on the Company's consolidated financial position or results of operations.

    In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." The Interpretation requires certain guarantees to be recorded at fair value and also requires a guarantor to make certain disclosures regarding guarantees. The Interpretation's initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective the Company's first quarter of 2003. Management does not expect that the adoption of this Interpretation will have a material impact on the Company's consolidated financial statements or disclosures.

    In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which is effective for fiscal years ended after December 15, 2002. SFAS 148 amends SFAS 123, "Accounting for Stock-Based Compensation." To permit two additional transition methods for a voluntary change to the fair value method of accounting for stock-based employee compensation from the intrinsic method under APB 25, "Accounting for Stock Issued to Employees", and does not permit the prospective method of transition under SFAS 123. In addition, SFAS No. 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements concerning the method of accounting used for stock-based employee compensation and the effects of that method on reported results of operations. Under SFAS 148, pro forma disclosure will be required in a specific tabular format in the "Summary of Significant Accounting Policies." The Company has adopted the disclosure requirements of this statement effective December 16, 2002. The adoption had no effect on the Company's consolidated financial position or results of operations. The Company continues to account for its stock-based compensation plans under APB 25.

  Stock-Based Compensation-

    In accordance with the provisions of SFAS 123, Accounting for Stock-based Compensation, the Company has elected to follow the Accounting Principles Board Opinion ("APB") 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its employee stock-based compensation plans. Under APB 25, if the exercise price of employee stock options equals or exceeds the fair value of the underlying stock on the date of grant, no compensation expense is recognized.

    Had compensation expense been determined consistent with SFAS 123, the Company's net loss and loss per share would have been increased to the following pro forma amounts (in millions except per share amounts):

                                                           YEAR ENDED       YEAR ENDED       YEAR ENDED
                                                          DECEMBER 31,     DECEMBER 31,     DECEMBER 31,
                                                              2002             2001             2000
                                                          ------------     ------------     ------------
     Net income applicable to common stockholders
      As reported.....................................    $     38,856     $      1,378     $      3,638
      Total stock-based employee compensation expense
       under fair value based method for all awards,
       net of tax....................................     $      1,021              321     $        492
                                                           ------------     ------------     ------------
      Pro forma net loss applicable to common
       stockholders..................................     $     37,835     $      1,057     $      3,146
                                                          ============     ============     ============
     Basic earnings per share
      As reported....................................     $       3.47     $       0.12     $       0.31
      Pro forma......................................     $       3.38     $       0.10     $       0.26
     Diluted earnings per share
      As reported....................................     $       3.34     $       0.12     $       0.31
      Pro forma......................................     $       3.25     $       0.10     $       0.26


    The fair value of each option grant under the Company plans for the three years ended December 31, was estimated using the Black-Scholes options pricing model using the following weighted-average assumptions:

                                                                 YEAR  ENDED     YEAR ENDED       YEAR ENDED
                                                                 DECEMBER 31,    DECEMBER 31,     DECEMBER 31,
                                                                     2002            2001             2000
                                                                 ------------    ------------     ------------
        Dividend yield....................................               0.00%           0.00%            0.00%
        Expected price volatility.........................               70.0%           45.0%            49.0%
        Risk-free interest rate...........................               3.50%           4.80%            5.30%

        Expected life of options (in years)...............                  6               6                6
        Weighted-average fair value of options granted....       $       5.86    $       1.35     $       1.14

(3) TRADE RECEIVABLES --

Trade receivables consisted of the following at December 31:

                                                                  2002           2001
                                                              -----------    -----------
                                                                    (in thousands)
     Direct sales ...........................                 $    35,190    $    26,421
     Contracts:
       Completed ............................                      13,852         13,534
       In progress ..........................                       8,990          7,303
       Retainage ............................                       1,381          1,586
                                                              -----------    -----------
                                                                   59,413         48,844
     Allowance for doubtful accounts ........                      (7,744)        (4,488)
                                                              -----------    -----------
                                                              $    51,669    $    44,356
                                                              ===========    ===========

(4) ACCOUNTING FOR INSTALLATION CONTRACTS --

The following summarizes installation contracts in progress at December 31:

                                                                  2002           2001
                                                              -----------    -----------
                                                                    (in thousands)
     Costs incurred on contracts in progress                  $    55,998    $    42,002
     Estimated earnings, net of losses ......                       9,004          5,903
                                                              -----------    -----------
                                                                   65,002         47,905
       Less -- billings to date .............                      68,132         47,067
                                                              -----------    -----------
                                                              $    (3,130)   $       838
                                                              ===========    ===========
     Included in the accompanying balance
      sheet under the following captions:
       Contracts in progress ................                 $     2,043    $    1 ,977
       Advance billings .....................                      (5,173)        (1,139)
                                                              -----------    -----------
                                                              $    (3,130)   $       838
                                                              ===========    ===========

(5) INVENTORY --

Inventory consisted of the following at December 31:

                                                                  2002           2001
                                                              -----------    -----------
                                                                    (in thousands)
     Raw materials and supplies .............                 $     7,588    $     4,625
     Finished goods .........................                      19,764         12,526
                                                              -----------    -----------
                                                              $    27,352    $    17,151
                                                              ===========    ===========

(6) PROPERTY, PLANT AND EQUIPMENT --

Property, plant and equipment consisted of the following at December 31:

                                                  USEFUL
                                                  LIVES           2002           2001
                                                  YEARS              (in thousands)
                                                ----------    -----------    -----------
     Land ...................................                 $     3,286    $     3,173
     Buildings and improvements .............        10-15         20,996         19,067
     Machinery and equipment ................        3-12          79,594         75,159
     Furniture and fixtures .................         3-5           1,286          1,055
                                                              -----------    -----------
                                                                  105,162         98,454
     Less -- accumulated depreciation .......                     (72,151)       (65,099)
                                                              -----------    -----------
                                                              $    33,011    $    33,355
                                                              ===========    ===========

(7) ACCOUNTS PAYABLE AND ACCRUED LIABILITIES --

Accounts payable and accrued liabilities consisted of the following at December 31:

                                                                  2002           2001
                                                              -----------    -----------
                                                                    (in thousands)
     Trade accounts payable .................                 $    15,188    $    14,204
     Self-insurance reserves ................                       3,937          3,270
     Compensation and benefits ..............                       5,975          3,520
     Taxes, other than income ...............                       2,042          1,257
     Accrued merger cost ....................                       1,997             --
     Accrual for cost of closing Canadian
      plant .................................                         700             --
     Other accrued liabilities ..............                       8,081          4,100
                                                              -----------    -----------
                                                              $    37,920    $    26,351
                                                              ===========    ===========

(8) LONG-TERM DEBT --

Long-term debt consisted of the following at December 31:


                                                                  2002           2001
                                                              -----------    -----------
                                                                    (in thousands)
     9.22% Notes due February 5, 2005, with
      monthly payment of principal and
      interest of approximately  $520,000 and
      a balloon payment .....................                 $    21,204             --


     7.34% Notes due August 1, 2005, with
      required annual principal payments of
      $5,000,000 beginning August 1, 2001,
      interest payable semi-annually at
      7.34% .................................                          --    $    20,000

     8% Promissory Note due December 31,
      2004, with required annual principal
      and interest payments of $206,000 on
      December 31 ...........................                         367            531


     Installment loans, denominated in Euros,
      due September, 2002, with required
      semi-annual principal and interest
      payments, interest rates ranging from
      7.5% to 8.0% secured by property
      and plant .............................                          --            116


     8% mortgage note due March 2003, with
      monthly payments of principal and
      interest of $16,513 (Canadian dollars)
      secured by land and buildings in
      Canada ................................                          31             --
                                                              -----------    -----------
                                                                   21,602         20,647
     Less -- current maturities .............                      (4,690)        (5,268)
                                                              -----------    -----------
                                                              $    16,912    $    15,379
                                                              ===========    ===========

     On February 4, 2002, the Company entered into a note agreement with one lender in the amount of $25,000,000. This 3-year term facility is secured by the Company's Houston, TX, and Kingstree, SC, real properties and all of the Company's equipment at these locations. The promissory note requires monthly payments of approximately $520,000 including interest at the rate of 9.22% and matures on February 5, 2005 with a balloon payment equal to the unpaid principal balance plus accrued and unpaid interest. The terms of the note place various restrictions on the Company's ability to pay dividends or make certain other payments, incur additional debt, consolidate or merge into another corporation or sell assets and make capital expenditures. The note also requires the Company to maintain certain financial ratios and specified level of consolidated net worth.

    On February 4, 2002, the Company entered into a 3-year credit agreement with Bank of America, N.A., as agent, to borrow up to $55,000,000 on a revolving basis. The amount of borrowings allowed under the credit agreement is determined by the amount of eligible receivable and inventory amounts that make up the borrowing base. Loans made pursuant to the credit agreement bear interest, at the Company's option, at the bank's prime rate or the reserve adjusted LIBOR plus an applicable margin based on the ratio, from time-to-time, of the Company's EBITDA (as defined in the credit agreement) to certain "fixed charges," including principal paid on funded debts, cash interest expense, dividends, stock repurchases and certain other distributions made, cash amount of taxes paid and net capital expenditures made from time-to-time. The applicable margin for prime rate loans may vary between 0% and .25% per annum, and the applicable margin for LIBOR based loans may vary between 2% and 2.75% per annum. Fees will be payable from time-to-time with respect to letters of credit issued pursuant to the credit agreement at a rate equal to the margin payable with respect to LIBOR based revolving loans. An annual commitment fee of 3/8% is payable on any unused portion of the facility. The terms of the credit agreement place various restrictions on the Company's ability to pay dividends or make certain other payments, incur additional debt, consolidate or merge into another corporation or sell assets and to make capital expenditures. The credit agreement also requires the Company to maintain certain financial ratios and specified levels of consolidated net worth. This $55,000,000 credit facility replaced the Company's $25,000,000 multi-currency revolving credit facility. As of December 31, 2002, the Company had $20,628,000 available under this credit agreement.

    On February 4, 2002, the Company purchased all of the outstanding stock of Serrot International, Inc. for a pre-adjustment price of $15,165,400. In addition the Company estimated it would cost $12,000,000 for financing, severance, and relocating personnel, inventory and equipment. To finance the acquisition, the Company had to pay off its 7.34% notes with two lenders in the amount of $20,000,000 plus $1,500,000 of pre-tax make-whole cost to extinguish the debt. The Company recognized an after-tax extraordinary loss on the extinguishment of debt of approximately $767,000. The Company entered into the 3-year term facility and the credit agreement described above to complete the acquisition and to refinance the 7.34% notes.

    In January 2002, the Company arranged an additional EUR 2,550,000 credit line with a German bank to guarantee the performance of German installation contracts and temporary working capital requirements. This facility bears interest at market rates and is supported by a corporate guarantee. The Company has credit facilities with three German banks to support its European cash management and bank guarantee requirements in the amount of EUR 7,650,000. These revolving credit facilities are secured by a corporate guarantee and bear interest at various market rates. These credit facilities are used primarily to guarantee the performance of German installation contracts and temporary working capital requirements. At December 31, 2002, the Company had EUR 4,861,000 available under these credit facilities with EUR 2,789,000 of bank guarantees outstanding.

    Summarized below are the maturities of new long-term debt of the Company during the next five years and thereafter (in thousands).

     YEAR ENDING
     DECEMBER 31,
     ------------
      2003....................................   $    4,690
      2004....................................        5,104
      2005....................................       11,808
                                                 ----------
                                                 $   21,602
                                                 ==========

(9) BUSINESS COMBINATION --

    On February 4, 2002, the Company completed the purchase of all the outstanding stock of Serrot International, Inc. (SII) from Waste Management Holdings, Inc. (WMI) at an adjusted purchase cost of $11,966,000, which included $338,000 of debt assumed. SII was also an international manufacturer and installer of geomembrane liner systems. The purchase excluded SII's roofing materials business, all of its U.S. manufacturing plants and certain other assets. The total cost of the acquisition is expected to be $16,398,000, which includes the purchase price and after tax costs associated with severance, legal and closing a SII plant. The Company recorded the transaction using the purchase method of accounting resulting in the recognition of $25,966,000 of negative goodwill representing the excess fair value of the assets acquired over the purchase cost after its allocation to SII's long-lived assets net of their associated tax benefits. The negative goodwill was recognized as an extraordinary gain for the year ended December 31, 2002.

    In conjunction with the purchase, the Company established a pre-tax liability of $7,700,000 million for estimated severance, legal fees, and other costs associated with the involuntary termination of 150 SII employees and the closing of a SII plant. Through December 31, 2002, approximately $5,700,000 million of these costs have been paid.

     The costs summarized as follows (in thousands):

                                             LIABILITY RECORDED    PAID IN      PAYABLE IN
                                               WITH PURCHASE        2002       2003 & 2004
                                             ------------------   ---------   -------------
       Involuntary termination costs                    $ 5,534   $   4,856         $   678
       Other costs                                      $ 2,166   $     847         $ 1,319

     The purchase price included, at estimated fair value after the allocation of negative goodwill to long-lived assets, current assets of $66,599,000, current liabilities of $22,815,000, deferred tax liabilities of $3,710,000, and minority interest of $1,804,000. The excess of the estimated fair value of net assets after the allocation of negative goodwill to long-lived assets over the purchase price was $25,966,000, which has been accounted for as an extraordinary gain in the year ended December 31, 2002.

     Unaudited pro forma combined operating results of the Company and SII assuming the merger was completed as of January 1, 2002 and 2001, respectively, are summarized as follows:

                                                 YEAR ENDED DECEMBER 31,
                                                -------------------------
                                                   2002          2001
                                                ----------    -----------
Sales & Operating Revenue                       $  275,653    $   331,217
Net Income                                      $   11,727    $    (1,808)
Basic Earnings Per Share                        $     1.05    $      (.16)
Diluted Earnings Per Share                      $     1.01    $      (.16)

     The pro forma information includes adjustments for changes to interest costs related to new financing obtained in conjunction with the acquisition and decreased depreciation expense of acquired property and equipment as a result of the allocation of negative goodwill to long-lived assets. The pro forma information excludes an extraordinary gain of $25,966,000 resulting from excess negative goodwill. The pro forma information is not necessarily indicative of the results of operations had the transaction been effected on the assumed date or the results of operations for any future periods.

(10) FAIR VALUE OF FINANCIAL INSTRUMENTS --

     The Company's financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables and debt instruments. The book values of cash and cash equivalents, trade receivables and trade payables and floating-rate debt instruments are considered to be representative of their respective fair values. The Company had $21,602,000 and $20,647,000 of fixed-rate debt instruments at December 31, 2002 and 2001 with fair values of approximately $23,408,000 and $19,146,000, respectively. The fair value of long-term debt was estimated based on quoted market prices for these or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The difference between the fair value and the carrying value represents the theoretical net discount or premium the Company would receive or have to pay to retire all debt at such date.

(11)  Per share information --

     The following table sets forth the weighted average shares for the computation of basic and diluted earnings per share (in thousands):

                                                                            YEAR ENDED DECEMBER 31,
                                                                      ----------------------------------
                                                                         2002        2001        2000
                                                                      ----------  ----------  ----------
Weighted average common shares outstanding......                          11,197      11,045      11,903
Dilutive securities-- stock options.............                             451          49          --
                                                                      ----------  ----------  ----------
Weighted average common shares outstanding assuming full dilution...      11,648      11,094      11,903
                                                                      ==========  ==========  ==========

     Stock options whose exercise price was greater than the average market price of the Company's stock during the year are not included in the calculation of weighted average common shares outstanding assuming full dilution because the effect of including those shares would be anti-dilutive.

(12) STOCKHOLDERS' EQUITY --

     On September 18, 1998, the Company's board of directors adopted a stock repurchase plan under which the company was authorized to repurchase up to 1,000,000 shares of its outstanding common stock in open market transactions depending on market conditions. This amount was increased to 3,000,000 as of December 31, 2000. As of December 31, 2002, stockholders' equity included 1,380,357 shares repurchased under the plan at an aggregate cost of $4,354,289.

     The Company's board of directors adopted a qualified employee stock purchase plan on October 16, 1991, effective January 1, 1992. The plan as subsequently amended and restated authorizes the issuance of up to 100,000 shares of common stock for purchase by participating employees, as defined in the plan, at a 15% discount from the market price through December 1, 2006. As of December 31, 2002 and 2001, 62,931 and 52,898 shares, respectively, had been issued under this plan.

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

     In 1995, the Company's board of directors adopted the 1995 Incentive Stock Plan (the "1995 Employee Plan"). The 1995 Employee Plan, as subsequently amended and restated in 2001, permits the grant of up to 2,400,000 stock awards. This authorized amount has been reduced by any options exercised or outstanding under the 1986 Employee Plan. The 1995 Employee Plan provides for the grant of (i) non-qualified stock options, (ii) incentive stock options, (iii) shares of restricted stock, (iv) shares of phantom stock, and (v) stock bonuses (collectively, "Incentive Awards"). In addition, the 1995 Employee Plan permits the grant of cash bonuses payable when a participant is required to recognize income for federal income tax purposes in connection with the vesting of shares of restricted stock or the grant of a stock bonus. Key employees, including officers (whether or not they are directors), of the Company and its subsidiaries are eligible to participate in the 1995 Employee Plan. Each non-qualified stock option issued under the 1995 Employee Plan is granted for a period up to seven years after it is granted and may be exercised in respect of 50% and 100% of the shares covered upon the first and second anniversaries of the date of grant. The option price cannot be less than the fair market value of the shares on the date the option is granted.

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

    The stock option activity under each plan is set forth below:


                             1986 EMPLOYEE PLAN              1988 DIRECTOR PLAN
                       -----------------------------   -----------------------------
                         SHARES           OPTION         SHARES          OPTION
                         UNDER            PRICE          UNDER            PRICE
                         OPTION          PER SHARE       OPTION         PER SHARE
                       ----------    ---------------   ----------    ---------------
OUTSTANDING AT
 DECEMBER 31, 1999         95,400    $5.25 TO $11.13       45,000    $6.25 TO $11.63
   Granted .........           --            --                --          --
   Exercised .......           --            --                --          --
   Cancelled .......      (17,400)   $8.25 to $8.25       (30,000)   $8.25 to $11.63
                       ----------    ---------------   ----------    ---------------
OUTSTANDING AT
 DECEMBER 31, 2000         78,000    $5.25 TO $11.13       15,000    $6.25 TO $7.00
   Granted .........           --            --                --          --
   Exercised .......           --            --                --          --
   Cancelled .......           --            --                --          --
                       ----------    ---------------   ----------    ---------------
OUTSTANDING AT
 DECEMBER 31, 2001         78,000    $5.25 TO $11.13       15,000    $6.25 TO $7.00
   Granted .........           --            --                --
   Exercised .......      (20,000)   $5.25 to $7.62            --    $6.25 to $7.00
   Cancelled .......       (1,000)   $7.62 to $7.62            --          --
                       ----------    ---------------   ----------    ---------------
OUTSTANDING AT
 DECEMBER 31, 2002         57,000    $5.25 TO $11.13       15,000    $6.25 TO $7.00
                       ==========    ===============   ==========    ===============
OPTIONS EXERCISABLE        57,000    $5.25 TO $11.13       15,000    $6.25 TO $7.00
                       ==========    ===============   ==========    ===============
OPTIONS AVAILABLE
  FOR FUTURE GRANTS.       -0-                             -0-
                       ==========                      ==========


                             1995 EMPLOYEE PLAN            1996 DIRECTOR PLAN
                        ----------------------------   ---------------------------
                          SHARES          OPTION         SHARES        OPTION
                          UNDER           PRICE          UNDER          PRICE
                          OPTION         PER SHARE       OPTION       PER SHARE
                        ----------    --------------   ---------   ---------------
OUTSTANDING AT
 DECEMBER 31, 1999         945,950    $3.75 TO $9.00      52,000   $3.81 TO $7.00
   Granted .........       421,500    $2.32 to $3.56      12,000   $2.88 to $2.88
   Exercised .......             --          --               --          --
   Cancelled .......      (141,750)   $3.75 to $6.50     (16,000)  $3.81 to $7.00
                        ----------    --------------   ---------   ---------------
OUTSTANDING AT
 DECEMBER 31, 2000       1,225,700    $2.32 TO $9.00      48,000   $2.88 TO $7.00
   Granted .........       398,000    $2.63 to $2.63      10,000   $2.65 to $2.65
   Exercised .......            --          --                --           --
   Cancelled .......       (49,500)   $2.32 to $4.00      (8,000)  $6.50 to $7.00
                        ----------    --------------   ---------   ---------------
OUTSTANDING AT
 DECEMBER 31, 2001       1,574,200    $2.32 TO $9.00      50,000   $2.65 TO $5.81
   Granted .........       275,500    $8.85 to $8.85      10,000   $8.95 to $8.95
   Exercised .......      (291,200)   $2.31 to $6.50      (6,000)  $4.87 to $4.87
   Cancelled .......       (20,000)   $2.63 to $2.31      (2,000)  $4.87 to $4.87
                        ----------    --------------   ---------   ---------------
OUTSTANDING AT
 DECEMBER 31, 2002       1,538,500    $2.32 TO $9.00      52,000   $2.65 TO $8.95
                        ==========    ==============   =========   ===============
OPTIONS EXERCISABLE      1,066,500    $2.32 TO $9.00      42,000   $2.65 TO $5.81
                        ==========    ==============   =========   ===============
OPTIONS AVAILABLE
  FOR FUTURE GRANTS.       281,654                        42,000
                        ==========                     =========

    All outstanding options were priced between $2.32 and $11.13 per share at December 31, 2002. The weighted average of the remaining contractual life for the outstanding options at December 31, 2002, was 4.7 years. The weighted average price of options outstanding during 2002, 2001 and 2000 was $5.47, $3.65, and $5.24, respectively.

    The Company applies APB Opinion 25 and related Interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation expense has been recognized for its 1996 Director Plan and unrestricted stock options from the 1995 Employee Plan.

    The estimated fair value of stock options issued in 2002, 2001 and 2000 was $1,674,000, $552,000, and $495,000, respectively.

    Paid-in capital was increased $447,000 for tax benefits of exercised stock options in 2002. No options were exercised in 2001.

(13)  INCOME TAXES --

    Domestic and foreign income/(loss) before income taxes and extraordinary items were as follows:

                                                                                     YEAR ENDED DECEMBER 31,
                                                                              -------------------------------------
                                                                                 2002         2001          2000
                                                                              ----------   ----------    ----------
                                                                                         (IN THOUSANDS)
Domestic..................................................................    $    9,893   $     (251)   $    5,793
Foreign...................................................................        12,643        2,851           172
                                                                              ----------   ----------    ----------
          Total...........................................................    $   22,536   $    2,600    $    5,965
                                                                                ========   ==========    ==========

    The provision (benefit) for income taxes before extraordinary items consisted of the following:

                                                                                    YEAR ENDED DECEMBER 31,
                                                                              -------------------------------------
                                                                                 2002         2001          2000
                                                                              ----------   ----------    ----------
                                                                                         (IN THOUSANDS)
Current expense (benefit):
  U.S.
     Federal.............................................................     $   (3,183)  $     (963)   $    2,368
     State...............................................................           (362)         (21)          246
                                                                              ----------   ----------    ----------
          Total U.S......................................................         (3,545)        (984)        2,614
  Foreign................................................................          4,104        1,457           977
                                                                              ----------   ----------    ----------
          Total current..................................................            559          473         3,591
Deferred expense (benefit):
  U.S.
     Federal.............................................................          7,375         (277)         (452)
     State...............................................................            632          (24)          (38)
                                                                              ----------   ----------    ----------
          Total U.S......................................................          8,007         (301)         (490)
  Foreign................................................................           (198)       1,050          (774)
                                                                              ----------   ----------    ----------
          Total deferred.................................................          7,809          749        (1,264)
                                                                              ----------   ----------    ----------
          Total provision for income taxes after extraordinary items.....          8,368        1,222         2,327
          Tax benefit of extraordinary items included above..............            511           --            --
                                                                              ----------   ----------    ----------
          Total provision for income taxes before extraordinary items....      $   8,879   $    1,222    $    2,327
                                                                              ==========   ==========    ==========

    A reconciliation between the provision for income taxes before extraordinary items and income taxes computed by applying the statutory rate is as follows:

                                                                                    YEAR ENDED DECEMBER 31,
                                                                              -------------------------------------
                                                                                 2002        2001       2000
                                                                              ----------   ----------    ----------
                                                                                       (IN THOUSANDS)
Tax provision at statutory rate...........................................    $    7,888   $      884    $    2,028
Add (deduct):
  Amortization of goodwill................................................             -          286           368
  Meals and entertainment disallowance....................................           534          269           365
  Foreign Sales Corporation benefit.......................................             -            -          (360)
  Taxable differential for foreign subsidiaries...........................           (39)         240           107
  State income taxes......................................................           222          (30)          137
  Foreign earnings........................................................           150            -             -
  Other, net..............................................................           124         (427)         (318)
                                                                              ----------   ----------    ----------
                                                                              $    8,879   $    1,222    $    2,327
                                                                              ==========   ==========    ==========

    The tax effects of temporary differences that gave rise to the deferred tax assets and liabilities were as follows at December 31:

                                                                                              2002          2001
                                                                                           ----------    ----------
                                                                                              (in thousands)
Deferred tax assets:
  Accrued expenses.....................................................................    $    7,553    $    3,854
  Foreign currency hedge ..............................................................            --           637
  Excess of tax basis over book basis..................................................         2,131
                                                                                                                 --
  Other................................................................................           227           292
                                                                                           ----------    ----------
                                                                                                9,911         4,783
                                                                                           ----------    ----------
Deferred tax liabilities:
  Excess of tax depreciation over book depreciation....................................            --           917
  Long-term contracts.................................................................            252           228
                                                                                           ----------    ----------
                                                                                                  252         1,145
                                                                                           ----------    ----------
          Total deferred tax asset.....................................................    $    9,659    $    3,638
                                                                                           ==========    ==========

    Undistributed retained earnings of the Company's foreign subsidiaries amounted to approximately $15,310,000 at December 31, 2002. Provision for U.S. federal and state income taxes has not been provided for earnings considered to be indefinitely reinvested. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. For earnings not considered to be indefinitely reinvested, the Company has determined that any U.S. income tax will be offset by a corresponding foreign tax credit, and therefore no provision has been provided on these amounts.

(14) EMPLOYEE BENEFIT PLANS --

    The Company has a defined contribution employee benefit plan under which substantially all U.S. employees are eligible to participate. The Company matches a portion of the employees' contributions. The Company contributed $575,000, $495,000, and $477,000 to the plan during the years ended December 31, 2002, 2001 and 2000, respectively. Under the terms of the plan, contributions to the plan may be discontinued at any time.

(15) PENSION PLAN --

    The Company's German subsidiary has an unfunded pension plan providing benefits to three former employees. The plan provides fixed minimum pension payments at retirement age. There are no assets held in outside funds.

    The Company has adopted FAS 132, "Employers' Accounting for Pensions;" however, to the extent pension costs under German law exceed amounts computed under FAS 132, those additional amounts are recorded by the Company. Pension expense for the years ended December 31, 2002, 2001, and 2000 was $165,000, $70,000, and $24,000 respectively. The actuarial present value of accumulated benefits was $1,365,000, and $1,005,000 as of December 31, 2002 and December 31, 2001, respectively. The projected benefit obligation for service rendered to date, net of unrecognized prior service cost, was $1,365,000, and $1,005,000, as of December 31, 2002 and 2001, respectively.

    The computation assumed a discount rate on benefit obligations of 6%, annual salary increases of 2% and annual benefit increases of 2% for 2002 and a discount rate on benefit obligations of 7%, annual salary increases of 2% and annual benefit increases of 2% for 2001.

(16) CONCENTRATION OF CREDIT RISK --

    Accounts receivable, as financial instruments, could potentially subject the Company to concentrations of credit risk. The Company continuously evaluates the creditworthiness of its customers and may require customers to provide letters of credit to guarantee payments. During 2002, one customer accounted for 14% of sales and operating revenue. During 2001 and 2000, no single customer accounted for 10% or greater of total net sales.

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

    Although the Company is not exposed to the type of potential liability that might arise from being in the business of handling, transporting or storing hazardous waste or materials, the Company could be susceptible to liability for environmental damage or personal injury resulting from defects in the Company's products or negligence by Company employees in the installation of its lining systems. Such liability could be substantial because of the potential that hazardous or other waste materials might leak out of their containment system into the environment. The Company maintains liability insurance, which includes contractor's pollution liability coverage in amounts which it believes to be prudent. However, there is no assurance that this coverage will remain available to the Company. While the Company's claims experience to date may not be a meaningful measure of its potential exposure for product liability, the Company has experienced no material losses from defects in products and installations.

  Bonding - Bank Guarantees --

    The Company, in some direct sales and installation contracting situations, is required to post performance bonds or bank guarantees as part of the contractual guarantee for its performance. The performance bonds or bank guarantees can be in the full amount of the contracts. To date the company has not received any claims against any of the posted securities, most of which terminate at the final completion date of the contracts.

  Litigation and claims --

    On January 6, 2003, a judgment was entered against the Company in the United States District Court for the Northern District of Texas for damages arising out of the alleged patent infringement activities of Serrot International, Inc. conducted prior to the acquisition of Serrot by the Company. The jury in Dallas determined that Serrot had willfully infringed upon two patents held by Poly-America, L.P., one for the manufacturing process and a second patent for the smooth edge textured sheet produced on round die blown film manufacturing equipment. The court entered judgment in the amount of $12,232,000 together with reasonable attorneys' fees and prejudgment interest at the rate provided by law. The Company posted a $14,678,000 supersedeas appeal bond issued by Westchester Fire Insurance Company and entered into a Collateral Agreement with Westchester whereby the Company deposited funds equal to the bond amount. The Collateral Agreement provides for interest on the deposited fund, which interest accrues to the Company's benefit. The Company has filed appropriate motions to overturn the jury's verdict. If not successful at the trial court the Company will file an appeal to the Court of Appeals sitting in Washington, D.C. On the advice of legal counsel, the Company anticipates a favorable ruling on its appeal. However, such an outcome is not assured. No amount has been accrued for this judgment.

    The Company is involved in other litigation arising in the ordinary course of business, which in the opinion of management will not have a material adverse effect on the Company's financial position or results of operations.

  Operating Leases --

    The Company leases certain equipment through operating lease arrangements of varying terms. Annual rental expense under the terms of non-cancelable operating leases is less than 1% of consolidated revenues.

(18) PLANT CLOSING --

    In September 2002, the Company committed to a restructuring plan involving the closure of its Calgary plant and relocation of its main production line to Houston, The Company established a liability of $700,000 for the costs of closure, primarily the estimated severance-related costs associated with the involuntary termination of 41 employees pursuant to this plan. The charge was reported as a non-recurring expense in the Company's consolidated statement of operations. Through December 31, 2002, no amounts had been paid to employees whose employment is being terminated as a result of this plan. The Company anticipates that substantially all amounts will be paid by the end of the first quarter of 2003.

(19) SUBSEQUENT EVENTS --

    On January 24, 2003, the Company completed the acquisition of the outstanding stock of Hyma/GSE Manufacturing Co. S.A.E. and Hyma/GSE Lining Technology Co. S.A.E. from its joint venture partners in Cairo, Egypt, for $4 million. In addition, the Company agreed to purchase a blown film round die extrusion manufacturing line in 12 months time at a price of $950,000. It has committed to relocating the manufacturing equipment to another location within 24 months from the date of closing.

    See Note 17 for disclosure related to the January 6, 2003, judgment entered against the Company for damages arising out of the alleged patent infringement activities of Serrot International, Inc. conducted prior to the acquisition of Serrot by the Company.

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

                                                                                         YEARS ENDED
                                                                              ----------------------------------
                                                                                2002         2001        2000
                                                                              ----------  ----------  ----------
Sales to unaffiliated customers (based on the geographic location of the customer):
  United States...................................................            $  165,680  $   93,136  $  105,659
  Europe..........................................................                63,745      51,979      49,007
  Latin & South America...........................................                10,704       9,339      16,095
  Far East/Pacific Rim............................................                11,650      10,966      14,278
  Other...........................................................                15,191       7,989       6,281

Only sales to one country, the United States, accounted for more than 10% of total sales. Sales into other countries, accounting for less than 10% of total sales, have been aggregated into geographic regions for this presentation.

Long lived assets (principally property, plant and equipment):
  United States...................................................            $   23,984  $   23,875  $   22,365
  Germany.........................................................                 3,534       3,084       3,764
  Thailand........................................................                 4,094       4,693       4,100
  Other...........................................................                 1,399       1,703       5,263

Only long-lived assets in the United States, Germany and Thailand accounted for more than 10% of total long-lived assets.

                         GUNDLE/SLT ENVIRONMENTAL, INC.

                               SUPPLEMENTARY DATA

CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED) --

    Unaudited quarterly information for fiscal 2002 and 2001 is as follows (in thousands, except per share amounts):

                                                       2002                                       2001
                                    -------------------------------------------    ------------------------------------------
                                                      QUARTER                                    QUARTER
                                    -------------------------------------------    ------------------------------------------
                                     FIRST       SECOND      THIRD      FOURTH      FIRST       SECOND     THIRD      FOURTH
                                    --------    --------    --------   --------    --------    --------   --------   --------
Net sales .......................   $ 38,730    $ 81,932    $ 93,957   $ 52,351    $ 23,544    $ 47,019   $ 57,340   $ 45,506
Gross profit ....................      6,121      19,484      21,227      9,812       2,068       7,872     10,943      7,921
Income (loss) before income taxes     (2,743)      9,278      14,595      1,406      (4,799)      1,458      4,697      1,243
Net income (loss) before
 extraordinary items ............     (1,591)      5,382       8,887        979      (2,784)        846      2,765        550
Extraordinary gain - Serrot
 acquisition ....................     24,667        (368)      4,124     (2,457)         --          --         --         --
Extraordinary loss -
 extinguishment of debt .........       (767)         --          --         --          --          --         --         --
Net income  (loss) ..............     22,295       5,054      12,986     (1,479)     (2,784)        846      2,765        550
Basic earnings (loss) per Common
 Share ..........................       2.02         .45        1.15       (.13)       (.26)        .08        .25        .05
Diluted earnings (loss) per
 Common Share ...................       2.02         .43        1.11       (.13)       (.26)        .08        .25        .05


       The above data should be read in conjunction with the consolidated financial statements and notes thereto.

                                                                     SCHEDULE II

                         GUNDLE/SLT ENVIRONMENTAL, INC.

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                                                   BALANCE AT   ADDITIONS             BALANCE
                                                                    BEGINNING    CHARGED     WRITE-    AT END
         DESCRIPTION                                                 OF YEAR   TO EXPENSE     OFFS    OF YEAR
-------------------------------------------------------------      ----------  -----------  --------  --------
December 31, 2000
  Allowance for doubtful accounts.............................     $    5,254  $       984  $  1,473  $  4,765
                                                                   ==========  ===========  ========  ========

December 31, 2001
  Allowance for doubtful accounts.............................     $    4,765  $     1,662  $  1,939  $  4,488
                                                                   ==========  ===========  ========  ========

December 31, 2002
  Allowance for doubtful accounts.............................     $   4,488   $     9,054  $  5,798  $  7,744
                                                                   ==========  ===========  ========  ========

Year 2002 additions charged to expense and write-offs include $7,850 and $4,249, respectively, acquired with the Serrot acquisition.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not applicable.

                                    PART III

    Part III (Items 10 through 11 and 13) is omitted since the Company expects to file with the Securities and Exchange Commission within 120 days following December 31, 2002, definitive proxy materials pursuant to Regulation 14A under the Securities Exchange Act of 1934 involving the annual election of directors and certain other matters. If for any reason such a statement is not so filed, this Report will be appropriately amended.

ITEM 12.  EQUITY COMPENSATION PLANS.

    The Company has several equity compensation plans described in Note 12. All of the Company's plans have been approved by security holders.

                                                                                               Number of securities
                                                                                              remaining available for
                                      Number of securities to be      Weighted-average     future issuance under equity
                                       issued upon exercise of        exercise price of         compensation plans
                                         outstanding options,       outstanding options        (excluding securities
Plan Category                            warrants and rights         warrants and rights    reflected in first column)
-----------------------------------------------------------------------------------------------------------------------
Equity compensation plans
 approved by security holders                  1,662,006                   $ 5.47                    323,654
-----------------------------------------------------------------------------------------------------------------------
Equity compensation plans not
 approved by security holders                         --                       --                        --
-----------------------------------------------------------------------------------------------------------------------
Total                                          1,662,006                   $ 5.47                    323,654
-----------------------------------------------------------------------------------------------------------------------

ITEM 14.  CONTROLS AND PROCEDURES.

    As of December 31, 2002, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2002.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    (a)(1) Financial statements and supplementary data (see financial statements at pages 20-40)

    (a)(2) Financial schedule (see page 40)

       Schedule II -- Valuation and Qualifying Accounts

    Schedules not listed above are omitted since the information required to be submitted has been included in the financial statements or the notes thereto, or the schedules are not required.

    (a)(3) Exhibits:

 EXHIBIT
   NO.
---------
    2-A    --     Stock Purchase Agreement, dated as of January 22, 2002,
                  between Waste Management Holdings, Inc. and the Registrant
                  (incorporated by reference to exhibit 2.1 to the Registrant's
                  Current Report on Form 8-K filed January 23, 2002)
    3-A           -- Articles of Incorporation as amended (Exhibits 3.1, 3.2 and
                  3.3 to Registrant's Registration Statement No. 33-9809 are
                  incorporated herein by reference)
    3-B    --     Bylaws (Exhibit 3.4 to Registrant's Registration Statement No.
                  33-9809 is incorporated herein by reference)
    4-A    --     Credit Agreement dated as of February 4, 2002, between the
                  Registrant, and certain of its subsidiaries, the financial institutions named therein, and Bank of America, N. A., as agent (incorporated by reference to Exhibit 4-A to the
                  Registrant's 2002 Annual Report on Form 10-K)
    4-B    --     Loan and Security Agreement dated as of February 4, 2002,
                  between Registrant and certain of its subsidiaries, and
                  Transamerica Equipment Financial Services Corporation
                  (incorporated by reference to Exhibit 4-B to the Registrant's
                  2002 Annual Report on Form 10-K)
    4-C    --     Promissory note dated as of February 4, 2002, between
                  Registrant and Transamerica Equipment Financial Services
                  Corporation (incorporated by reference to Exhibit 4-C to the
                  Registrant's 2002 Annual Report on Form 10-K)
    10-B   --     Registrant's 1986 stock option plan (Exhibit 10.11 to
                  Registrant's Registration Statement No. 33-44306 is
                  incorporated herein by reference)
    10-G   --     Registrant's 1995 Incentive Stock Plan as Amended and
                  Restated May 3, 2001, (incorporated by reference to 4.1 of the
                  Registrant's Registration Statement number 333-63466)
    10-I   --     Employment Agreement dated March 10, 1997, between Roger J.
                  Klatt and the Company (incorporated by reference to Exhibit of the same number in Registrant's 1997 Annual Report on Form
                  10-K)
    10-J   --     Registrant's 1996 Nonqualified Stock Option Plan for
                  Non-Employee Directors (Exhibit 4.1 to Registrant's Report on
                  Form S-8 No. 333-23299 is incorporated herein by reference)
    10-L   --     Amendment dated June 4, 1998, to the Employment Agreement
                  dated March 10, 1997, between Roger J. Klatt and the Company
                  (incorporated by reference to Exhibit of the same Number in
                  Registrant's 1998 Annual Report on Form 10-K)
    10-K   --     Employment Agreement approved September 18, 2002, between
                  Samir T. Badawi and the Company (incorporated by reference to
                  Exhibit 10-K to the Registrant's report on Form 10-Q for the period ended September 30, 2002)
     21    --     Subsidiaries
     23    --     Consent of Independent Auditors-- Ernst & Young LLP
    99.1   --     Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of
                  Samir T. Badawi
    99.2   --     Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of Roger J. Klatt

    (b) Reports on Form 8-K -- One report on Form 8-K dated December 23, 2002, was filed during the quarter ended December 31, 2002, regarding the jury verdict returned against Serrot International, Inc. in a patent infringement proceeding brought by Poly-America, Inc.

    (c) Exhibits (see Item (a)(3), above).

    (d) Additional financial statements (see Items (a)(1) and (a)(2) above).

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of February, 2003.

                         GUNDLE/SLT ENVIRONMENTAL, INC.

                                By  /s/ SAMIR T. BADAWI
                                    --------------------------------------------
                                    Samir T. Badawi, President

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the 27th day of February, 2003.

              SIGNATURE                                              TITLE
----------------------------------------         ----------------------------------------------
         /s/ SAMIR T. BADAWI                     Director, Chairman of the Board and
----------------------------------------         Principal Executive Officer
           Samir T. Badawi

         /s/ ROGER J. KLATT                      Principal Financial and Accounting Officer
----------------------------------------
           Roger J. Klatt

         /s/ JAMES R. BURKE                      Director
----------------------------------------
           James R. Burke

         /s/ BRUCE CUMMINGS                      Director
----------------------------------------
           Bruce Cummings

         /s/ JAMES R. GIBBS                      Director
----------------------------------------
           James R. Gibbs

         /s/ T. WILLIAM PORTER                   Director
----------------------------------------
         T. William Porter

         /s/ EDWARD T. SHEEHAN                   Director
----------------------------------------
          Edward T. Sheehan

                                INDEX TO EXHIBITS

 EXHIBIT
   NO.
---------
     2-A   --     Stock Purchase Agreement, dated as of January 22, 2002,
                  between Waste Management Holdings, Inc. and the Registrant
                  (incorporated by reference to exhibit 2.1 to the Registrant's
                  Current Report on Form 8-K filed January 23, 2002)
     3-A   --     Articles of Incorporation as amended (Exhibits 3.1, 3.2 and
                  3.3 to Registrant's Registration Statement No. 33-9809 are
                  incorporated herein by reference)
     3-B   --     Bylaws (Exhibit 3.4 to Registrant's Registration Statement No.
                  33-9809 is incorporated herein by reference)
     4-A   --     Credit Agreement dated as of February 4, 2002, between the
                  Registrant, and certain of its subsidiaries, the financial institutions named therein, and Bank of America, N. A., as agent (incorporated by reference to Exhibit 4-A to the
                  Registrant's 2002 Annual Report on Form 10-K)
     4-B   --     Loan and Security Agreement dated as of February 4, 2002,
                  between Registrant and certain of its subsidiaries, and
                  Transamerica Equipment Financial Services Corporation
                  (incorporated by reference to Exhibit 4-B to the Registrant's
                  2002 Annual Report on Form 10-K)
     4-C   --     Promissory note dated as of February 4, 2002, between
                  Registrant and Transamerica Equipment Financial Services
                  Corporation. (incorporated by reference to Exhibit 4-C to the
                  Registrant's 2002 Annual Report on Form 10-K)
     10-B  --     Registrant's 1986 stock option plan (Exhibit 10.11 to
                  Registrant's Registration Statement No. 33-44306 is
                  incorporated herein by reference)
     10-G  --     Registrant's 1995 Incentive Stock Plan as Amended and
                  Restated May 3, 2001, (incorporated by reference to 4.1
                  of the Registrant's Registration Statement number
                  333-63466)
     10-I  --     Employment Agreement dated March 10, 1997, between Roger J.
                  Klatt and the Company (incorporated by reference to Exhibit of the same number in Registrant's 1997 Annual Report on Form
                  10-K)
     10-J  --     Registrant's 1996 Nonqualified Stock Option Plan for
                  Non-Employee Directors (Exhibit 4.1 to Registrant's Report on
                  Form S-8 No. 333-23299 is incorporated herein by reference)
     10-L  --     Amendment dated June 4, 1998, to the Employment Agreement
                  dated March 10, 1997, between Roger J. Klatt and the Company
                  (incorporated by reference to Exhibit of the same Number in
                  Registrant's 1998 Annual Report on Form 10-K)
     10-K  --     Employment Agreement approved September 18, 2002, between
                  Samir T. Badawi and the Company (incorporated by reference to
                  Exhibit 10-K to the Registrant's Report on Form 10-Q for the
                  period ended September 30, 2002)
      21   --     Subsidiaries
      23   --     Consent of Independent Auditors-- Ernst & Young LLP
     99.1  --     Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of
                  Samir T. Badawi
     99.2  --     Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of Roger J. Klatt

                                 CERTIFICATIONS

I Samir T. Badawi, certify that:

    1. I have reviewed this annual report on Form 10-K of Gundle/SLT Environmental, Inc.;

    2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

    3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or person's performing the equivalent function):

        a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date February 27, 2003
     -----------------
    /S/ Samir T. Badawi
    -------------------
   Samir T. Badawi
   President &
   Chief Executive Officer

                                 CERTIFICATIONS

I Roger J. Klatt, certify that:

     1. I have reviewed this annual report on Form 10K of Gundle/SLT Environmental, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or person's performing the equivalent function):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date February 27, 2003
     -----------------
    /S/ Roger J. Klatt
    ------------------
      Roger J. Klatt
      Chief Financial Officer