Form 10-Q
period 2003-03-31
GUNDLE SLT ENVIRONMENTAL INC
filed 2003-04-24
CIK 805023

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 2003
                               ----------------

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________


                          Commission File Number 1-9307
                                                 ------

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

Yes   X      No _____
    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

            Class                Outstanding at April 21, 2003
----------------------------    -------------------------------
Common stock, par value $.01              11,481,407

                         GUNDLE/SLT ENVIRONMENTAL, INC.

                                      INDEX

                                                                      PAGE
PART I - FINANCIAL INFORMATION

         ITEM 1: Financial Statements

         Condensed Consolidated Balance Sheets as of
         March 31, 2003 (Unaudited) and December 31, 2002               3

         Consolidated Statements of Income (Loss)
         For the Three Months Ended March 31, 2003 and 2002
         (Unaudited)                                                    4

         Consolidated Statements of Cash Flows
         For the Three Months Ended March 31, 2003 and 2002
         (Unaudited)                                                    5

         Notes to Condensed Consolidated Financial Statements           6

         ITEM 2:

         Management's Discussion and Analysis of Results of
         Operations and Financial Condition                            11

         ITEM 3:

         Quantitative and Qualitative Disclosures About Market
         Risk                                                          16

         ITEM 4:

         Controls and Procedures                                       16

PART II - OTHER INFORMATION

         ITEM 6: Exhibits and Reports on Form 8-K                      16

         Certifications                                                18

                         GUNDLE/SLT ENVIRONMENTAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)

                                                                  MARCH 31             DECEMBER 31,
                                                                    2003                  2002
                                                              ------------------    -----------------
                                                                 (UNAUDITED)
ASSETS
CURRENT ASSETS:
  CASH AND CASH EQUIVALENTS                                    $         18,814       $        42,264
  ACCOUNTS RECEIVABLE, NET                                               41,252                55,715
  CONTRACTS IN PROGRESS                                                   3,252                 2,043
  INVENTORY                                                              36,451                27,352
  DEFERRED INCOME TAXES                                                   7,366                 9,366
  PREPAID EXPENSES AND OTHER                                             12,553                 5,260
                                                               ----------------       ---------------
        TOTAL CURRENT ASSETS                                            119,688               142,000

PROPERTY, PLANT AND EQUIPMENT, NET                                       33,660                33,011
EXCESS OF PURCHASE PRICE OVER FAIR VALUE
  OF NET ASSETS ACQUIRED, NET                                            23,825                22,529
DEFERRED INCOME TAXES                                                     1,616                   545
RESTRICTED CASH                                                          14,704                     0
OTHER ASSETS                                                              1,515                 4,225
                                                               ----------------       ---------------

                                                               $        195,008       $       202,310
                                                               ================       ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                     $         35,384       $        37,920
  ADVANCE BILLINGS ON CONTRACTS
   IN PROGRESS                                                            3,751                 5,173
  CURRENT PORTION OF LONG-TERM DEBT                                       4,763                 4,690
  INCOME TAXES PAYABLE                                                    2,618                 1,952
                                                               ----------------       ---------------
        TOTAL CURRENT LIABILITIES                                        46,516                49,735

LONG-TERM DEBT                                                           15,726                16,912
DEFERRED INCOME TAXES                                                       252                   252
OTHER LIABILITIES                                                         1,196                 1,366
MINORITY INTEREST                                                         1,518                 1,614

STOCKHOLDERS' EQUITY:
  PREFERRED STOCK, $1.00 PAR VALUE, 1,000,000 SHARES
    AUTHORIZED, NO SHARES ISSUED OR
    OUTSTANDING                                                               -                     -
  COMMON STOCK, $.01 PAR VALUE, 30,000,000
    SHARES AUTHORIZED, 18,524,668  AND 18,437,156 SHARES
    ISSUED                                                                  185                   184
  ADDITIONAL PAID-IN CAPITAL                                             71,613                70,763
  RETAINED EARNINGS                                                      96,274                99,149
  ACCUMULATED OTHER COMPREHENSIVE INCOME                                 (1,094)                 (487)
                                                               ----------------       ---------------
                                                                        166,978               169,609
  TREASURY STOCK AT COST, 7,066,261 and 7,066,261 SHARES                (37,178)              (37,178)
                                                               ----------------       ---------------

        TOTAL STOCKHOLDERS' EQUITY                                      129,800               132,431
                                                               ----------------       ---------------

                                                               $        195,008       $       202,310
                                                               ================       ===============

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
               THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                         GUNDLE/SLT ENVIRONMENTAL, INC.
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
              (AMOUNTS IN THOUSANDS EXCEPT EARNINGS PER SHARE DATA)
                                   (UNAUDITED)

                                                      THREE MONTHS ENDED
                                                           MARCH 31
                                                 -----------------------------
                                                     2003             2002
                                                 ------------     ------------

SALES AND OPERATING REVENUE                      $     39,119     $     38,730
COST OF PRODUCTS & SERVICES                            34,269           32,609
                                                 ------------     ------------

GROSS PROFIT                                            4,850            6,121

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                               7,641            7,359
RELOCATION COSTS                                           73              910
                                                 ------------     ------------

OPERATING LOSS                                         (2,864)          (2,148)

OTHER (INCOME) EXPENSES:
  INTEREST EXPENSE                                        644              659
  INTEREST INCOME                                        (102)             (72)
  OTHER (INCOME) EXPENSE, NET                            (712)              31
  LOSS ON RETIREMENT OF DEBT                                0            1,278
  MINORITY INTEREST                                       (50)             (23)
                                                 ------------     ------------

LOSS BEFORE INCOME TAXES                               (2,644)          (4,021)

INCOME TAX BENEFIT                                       (926)          (1,689)
                                                 ------------     ------------

NET INCOME (LOSS) BEFORE EXTRAORDINARY ITEM            (1,718)          (2,332)

EXTRAORDINARY GAIN - SERROT ACQUISITION                     0           24,627
                                                 ------------     ------------

NET INCOME (LOSS)                                $     (1,718)    $     22,295
                                                 ============     ============


BASIC EARNINGS (LOSS) PER SHARE
   NET LOSS BEFORE EXTRAORDINARY ITEM                   (0.15)           (0.21)
   EXTRAORDINARY ITEM                                    0.00             2.23
                                                 ------------     ------------
NET INCOME (LOSS) PER SHARE                      $      (0.15)    $       2.02
                                                 ============     ============

DILUTED EARNINGS (LOSS) PER SHARE
   NET LOSS BEFORE EXTRAORDINARY ITEM                   (0.14)           (0.21)
   EXTRAORDINARY ITEM                                    0.00             2.23
                                                 ------------     ------------
NET INCOME (LOSS) PER SHARE                      $      (0.14)    $       2.02
                                                 ============     ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
   BASIC                                               11,458           11,050
                                                 ============     ============
   DILUTED                                             11,920           11,050
                                                 ============     ============


                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
               THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                         GUNDLE/SLT ENVIRONMENTAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                             THREE MONTHS ENDED
                                                                                   MARCH 31
                                                                    ------------------------------------
                                                                         2003                 2002
                                                                    ---------------      ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME (LOSS)                                                 $       (1,718)      $       22,295
  ADJUSTMENTS TO RECONCILE NET LOSS TO CASH
    PROVIDED BY (USED IN) OPERATING ACTIVITIES:
    DEPRECIATION                                                             2,192                2,059
    AMORTIZATION                                                               170                  183
    DEFERRED INCOME TAXES                                                      929                   11
    MINORITY INTEREST                                                          (50)                 (23)
    GAIN ON SALE OF ASSETS                                                    (361)                 (35)
    GAIN ON PURCHASE OF SERROT                                                   0              (24,627)
    DEFERRED GAIN ON HEDGE                                                       0                 (290)
    CHANGE IN OPERATING ASSETS AND LIABILITIES, NET OF
     EFFECTS FROM ACQUISITIONS:
      ACCOUNTS RECEIVABLE                                                   16,469               19,403
      CONTRACTS IN PROGRESS                                                 (1,195)                (690)
      INVENTORY                                                             (8,036)              (3,382)
      ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                                (149)              (9,592)
      ADVANCE BILLINGS ON CONTRACTS IN PROGRESS                             (1,428)                 991
      INCOME TAXES PAYABLE                                                  (2,295)               (,857)
      OTHER ASSETS AND LIABILITIES                                          (7,334)                (951)
      RESTRICTED CASH                                                      (14,704)                   0
                                                                    --------------       --------------

      NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                  (17,510)               2,495
                                                                    --------------       --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  ADDITIONS TO PROPERTY, PLANT AND EQUIPMENT                                (1,474)                (445)
  PROCEEDS FROM SALE OF EQUIPMENT                                              361                  108
  CASH PAID FOR ACQUISITIONS , NET OF CASH ACQUIRED                         (3,747)              (2,724)
  OTHER                                                                          0                  145
                                                                    --------------       --------------

      NET CASH USED IN INVESTING ACTIVITIES                                 (4,860)              (2,916)
                                                                    --------------       --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  REVOLVER                                                                       0               (4,968)
  PAYMENT OF FINANCING FEES                                                      0               (1,994)
  PROCEEDS FROM NEW DEBT                                                         0               25,338
  PROCEEDS FROM THE EXERCISE OF STOCK OPTIONS AND
    PURCHASES UNDER THE EMPLOYEE STOCK PURCHASE PLAN                           252                  191
  RETIREMENT OF LONG-TERM DEBT                                              (1,181)             (20,835)
                                                                    --------------       --------------

      NET CASH USED IN FINANCING ACTIVITIES                                   (929)              (2,268)
                                                                    --------------       --------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                       (151)                 (83)
                                                                    --------------       --------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                  (23,450)              (2,772)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD                        42,264               16,163
                                                                    --------------       --------------

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                      $       18,814       $       13,391
                                                                    ==============       ==============

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
               THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                         GUNDLE/SLT ENVIRONMENTAL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation -

  General -

     The accompanying unaudited, condensed consolidated financial statements have been prepared by the Registrant ("Gundle/SLT Environmental, Inc." or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of such financial statements for the periods indicated. Certain information relating to the Company's organization and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States has been condensed or omitted in this Form 10-Q pursuant to Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission. However, the Company believes that the disclosures herein are adequate to make the information presented not misleading. The results for the three months ended March 31, 2003, are not necessarily indicative of future operating results. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

     The accounting policies followed by the Company in preparing interim condensed consolidated financial statements are similar to those described in the "Notes to Consolidated Financial Statements" in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

Organization -

     Gundle/SLT Environmental, Inc., a Delaware corporation, through GSE Lining Technology, Inc. and the Company's other operating subsidiaries, is primarily engaged in the manufacture, sale and installation of geosynthetic lining systems.

Stock-Based Compensation -

     In accordance with the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-based Compensation, the Company has elected to continue to follow the Accounting Principles Board Opinion ("APB") 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its employee stock-based compensation plans. Under APB 25, if the exercise price of employee stock options equals or exceeds the fair value of the underlying stock on the date of grant, no compensation expense is recognized.

     The following table illustrates the effect on net income (loss) and earnings (loss) per share as if the fair value method, in accordance with Statement of Financial Accounting Standards No. 123, had been applied to all outstanding and unvested awards in each period.

                                                          Three Months Ended
                                                         March 31,    March 31,
                                                           2003         2002
                                                         ---------    ---------
   Net income (loss) applicable to common
   stockholders
     As reported....................................    $ (1,718)     $  22,295
    Total stock-based employee compensation
      expense under fair value based method for              217             81
      all awards, net of tax........................

                                                        --------      ----------
     Pro forma net income (loss) applicable to
      common stockholders                               $ (1,935)     $  22,214
                                                        ========      ==========
   Basic earnings (loss) per share
     As reported....................................    $   (.15)     $    2.02
     Pro forma......................................    $   (.17)     $    2.01
   Diluted earnings (loss) per share
     As reported....................................    $   (.14)     $    2.02
     Pro forma......................................    $   (.16)     $    2.01

Reclassifications -

     The accompanying consolidated 2002 financial statements contain certain reclassifications to conform to the presentation used in 2003.

(2) Inventory -

     Inventory is stated at the lower of cost or market. Cost, which includes material, labor and overhead, is determined by the weighted average cost method, which approximates the first in, first out cost method. Inventory consisted of the following (000's):

                               March 31,            December 31,
                                 2003                   2002
                             ------------           -----------

Raw materials and supplies   $  11,547               $   7,588
Finished goods                  24,904                  19,764
                             ---------               ---------

                             $  36,451               $  27,352

(3) Income Taxes -

     The Company's provision for income taxes is recorded at the statutory rates adjusted for the effect of any permanent differences. The Company has a tax holiday in Thailand through 2003 and a 50% reduced tax rate for 2004 through 2008.

(4) Equity -

     On September 18, 1998, the Company's board of directors adopted a stock repurchase plan under which the Company was authorized to repurchase up to 1,000,000 shares of its outstanding common stock in open market transactions depending on market conditions. This amount was increased to 3,000,000 shares as of December 31, 2000. As of March 31, 2003, stockholders' equity included 1,380,357 shares repurchased under this program. All of these transactions were funded with the Company's available cash. At March 31, 2003, the Company had 11,458,407 shares outstanding.

(5) Other Comprehensive Income -

    During the first quarter of 2003 and 2002, other comprehensive income (losses), representing foreign currency translation adjustments, amounted to $(607,000) and $(527,000), respectively. The 2003 loss included a cumulative translation adjustment of $(1,882,000) related to the Company's January 2003 purchase of its joint venture partner's 50% interest in its Egyptian joint venture formed in 1996. This cumulative adjustment resulted from a decline in the Egyptian Pound exchange rate during the period the joint venture investment was accounted for under the equity method of accounting.

(6) Business Combinations -

    Serrot Acquisition 2002

    On February 4, 2002, the Company completed the purchase of all the outstanding stock of Serrot International, Inc. (SII) from Waste Management Holdings, Inc. at a purchase cost of $12.0 million, which included $338,000 of debt assumed. The total cost of the acquisition was $16.4 million, which includes the purchase price and after tax costs associated with severances and closing a SII plant. During 2002, the Company recorded the transaction using the purchase method of accounting resulting in the recognition of a $26.0 million extraordinary gain representing the excess fair value of the assets acquired over the purchase price after its allocation to SII's long-lived assets net of their associated tax benefits. The $24.6 million recognized as an extraordinary gain for the three months ended March 31, 2002, is different from the extraordinary gain for the year ended December 31, 2002, due to purchase accounting adjustments recorded during the subsequent 2002 quarters.

    In conjunction with the SII acquisition, the Company established a pre-tax liability of $7.7 million for estimated severance and other costs associated with the involuntary termination of SII employees and the closing of a SII plant. Through March 31, 2003, approximately $6.6 million of these costs have been paid. The Company anticipates substantially all of these estimated costs will be paid by the end of 2003.

     Unaudited pro forma, combined operating results of the Company and SII assuming the merger was completed as of January 1, 2002 is summarized as follows:

                                             Three Months Ended
                                               March 31, 2002
Sales and Operating Revenue                      $47,413
Net Loss                                         ($3,162)
Basic Loss per Share                              ($.29)
Diluted Loss per Share                            ($.29)

     Egyptian Acquisition 2003

     In January 2003, the Company completed the acquisition of the stock of Hyma/GSE Manufacturing Co. S.A.E., and Hyma/GSE Lining Technology Co. S.A.E. held by its joint venture partners in Cairo, Egypt, for $4 million. The Company recorded $1,601,000 of goodwill with the acquisition. In addition, the Company agreed to purchase a blown film round die extrusion manufacturing line currently leased to Hyma/GSE Manufacturing Co. S.A.E., by the end of 2003, at a price of $950,000, and to relocate the manufacturing equipment within 24 months of such purchase.

(7) Plant Closing -

     In September 2002, the Company committed to a restructuring plan involving the closure of its Calgary plant and relocation of its main production line to Houston, Texas. The Company established a liability of $700,000 for the costs of closure, primarily the estimated severance-related costs associated with the involuntary termination of 41 employees pursuant to this plan. The charge was reported as a Relocation Cost in the Company's 2002 consolidated statement of operations. Through March 31, 2003, approximately $490,000 of these costs had been paid. The Company anticipates that substantially all amounts will be paid by the end of the second quarter of 2003.

(8) Refinancing -

     On February 4, 2002, the Company entered into a note agreement with one lender in the amount of $25,000,000 and entered into a 3-year credit agreement with Bank of America, N.A., as agent, to borrow up to $55,000,000 on a revolving basis. Simultaneously the Company paid off its $20,000,000, 7.34% notes. The refinancing resulted in a loss of $1,278,000 before income taxes which has been reported as Loss on Retirement of Debt for the three months ended March 31, 2002.

(9) New Accounting Pronouncements -

     In April 2002, the FASB issued SFAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections. This statement eliminates the requirement under SFAS 4 to aggregate and classify all gains and losses from extinguishment of debt as an extraordinary item, net of related income tax effect. This statement also amends SFAS 13 to require certain lease modifications with economic effects similar to sale-leaseback transactions to be accounted for in the same manner as sale-leaseback transactions. In addition, SFAS 145 requires reclassification of gains and losses in all prior periods presented in comparative financial statements related to debt extinguishment that do not meet the criteria for extraordinary item in APB 30. The statement is effective for fiscal years beginning after May 15, 2002, with early adoption encouraged. The Company adopted SFAS 145 effective January 1, 2003. The adoption of the statement resulted in the reclassification of the extraordinary loss on extinguishment of debt of $1,278,000 from extraordinary loss to loss on retirement of debt.

     In July 2002, the FASB issued SFAS 146, Obligations Associated with Disposal Activities, which is effective for disposal activities initiated after December 31, 2002, with early application encouraged. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs in a Restructuring). Under this statement, a liability for a cost associated with an exit or disposal activity would be recognized and measured at its fair value when it is incurred rather than at the date of commitment to an exit plan. Also, severance pay would be recognized over time rather than up front provided the benefit arrangement requires employees to render service beyond a minimum retention period, which would be based on the legal notification period, or if there is no such requirement, 60 days, thereby allowing a liability to be recorded over the employees' future service period. The Company adopted SFAS 146 effective with disposal activities initiated after December 31, 2002. The adoption of this statement has not had a material effect on the Company's consolidated financial position or results of operations.

     In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Interpretation requires certain guarantees to be recorded at fair value and also requires a guarantor to make certain disclosures regarding guarantees. The Interpretation's initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of this Interpretation has not had a material impact on the Company's consolidated financial statements or disclosures.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, which is effective for fiscal years ended after December 15, 2002. SFAS 148 amends SFAS 123, Accounting for Stock-Based Compensation to permit two additional transition methods for a voluntary change to the fair value method of accounting for stock-based employee compensation from the intrinsic method under APB 25, Accounting for Stock Issued to Employees, and does not permit the prospective method of transition under SFAS 123. In addition, SFAS No. 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements concerning the method of accounting used for stock-based employee compensation and the effects of that method on reported results of operations. Under SFAS 148, pro forma disclosure will be required in a specific tabular format in the "Summary of Significant Accounting Policies." The Company has adopted the disclosure requirements of this statement effective December 16, 2002. The adoption had no effect on the Company's consolidated financial position or results of operations. The Company continues to account for its stock-based compensation plans under APB 25.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RECENT DEVELOPMENT

     Management believes the value of the Company exceeds its book value which was approximately $130 million at March 31, 2003, and has engaged an advisor investment banker, Harris Williams & Co. This advisory group is studying the Company and its opportunities, and will make recommendations to management on ways to increase shareholder value. They are considering acquisitions, mergers, joint ventures, and even the sale of the Company.

RESULTS OF OPERATIONS

Quarter:

     For the three months ended March 31, 2003, sales and operating revenue was $39,119,000 compared with $38,730,000 for the same period last year. While U.S. units shipped were up 11%, sales and operating revenue of $17,826,000 was 7.5% lower than the same period last year. A larger percentage of 2003 first quarter U.S. shipments were to installation jobs and installation activities resulted in lower service revenues during the first quarter of 2003. Foreign sales and operating revenue was $21,293,000, 4.0% higher than last year, and included $1,086,000 from the Egyptian entity acquired in 2003. Foreign units shipped were up 4.2%. Foreign currency translation increased 2003 foreign sales and operating revenue by approximately $2,157,000.

     Gross profit for the quarter was $4,850,000, or 21% lower than the prior year at $6,121,000. Gross profit, as a percentage of sales and operating revenue, decreased to 12.4% from 15.8% last year. These decreases were due to unabsorbed fixed costs that resulted from lower installation and manufacturing activity. Foreign currency translation increased 2003 gross profit by approximately $427,000.

     Selling, general and administrative (SG&A) expenses were $7,641,000 compared with $7,359,000 in the first quarter of 2002, a 4% increase. This increase was almost exclusively a result of foreign currency translation. SG&A, as a percent of sales, was 19.5% compared to 19.0% last year.

     Relocation costs of $73,000 are expenses the Company incurred to relocate inventory and equipment from the Canadian plant closed in December 2002, to its plant in Houston, Texas. Relocation costs of $910,000 in 2002 are related to costs of closing SII acquired facilities and relocating inventory and equipment to locations in Houston, Texas and Kingstree, South Carolina, certain legal and professional costs, and an accrual for an internal bonus program that was payable contingent upon the attainment of targeted synergy savings during 2002.

     Interest expense of $644,000 was 2.3% lower than last year primarily due to the reduction in the outstanding balance of long-term debt that is being re-paid in monthly installments. Average debt outstanding during the quarter was $2,904,000 lower than last year.

     Other (income) expense, net, decreased from $1,873,000 of expense in 2002, to $220,000 of income in 2003. The 2002 refinancing resulted in a loss of retirement of debt of $1,278,000 before income taxes for the three months ended March 31, 2002. Foreign exchange was $166,000 more favorable than last year primarily due to some Euro receivables in the United States partially offset by fees for unused line of credit. Gain from the sale of equipment increased by $329,000, royalty income increased by $59,000, and other income from Egypt was $39,000.

     The quarterly provision for income taxes was a benefit of $926,000 compared with a $1,689,000 benefit in the same period last year. The year-to-date tax provision was determined at the statutory rates adjusted for certain permanent differences on an entity-by-entity, year-to-date basis. The year 2003 rate was favorably impacted by a reduced rate in Germany through the declaration of a dividend to the U.S. parent company. The Company has a tax holiday in Thailand through 2003 and a 50% reduced tax rate for 2004 through 2008.

LIQUIDITY AND CAPITAL RESOURCES

    Sources of Liquidity

     The Company's primary source of liquidity during the first quarter of 2003 was cash on hand. At March 31, 2003, the Company had working capital of $73,172,000 of which $18,814,000 was cash and cash equivalents. The Company's operating results and liquidity are normally reduced in the first quarter as both product deliveries and installations are at their lowest levels due to inclement weather experienced in the Northern Hemisphere. Nevertheless, the Company believes that it has sufficient funds (on hand and expected from future operations) and adequate financial resources available to meet its anticipated liquidity needs including anticipated requirements for working capital, capital expenditures, and debt service in 2003.

     Total capitalization as of March 31, 2003 was $150,289,000, consisting of total debt of $20,489,000 and equity of $129,800,000. The debt-to-capitalization ratio at March 31, 2003 was 13.6% compared to 14.0% at the end of fiscal year 2002.

     In January 2003, the Company purchased its joint venture partner's remaining 50% interest in its Egyptian joint venture for a price of $4,000,000. The Company also has a commitment to purchase a blown film round die extrusion manufacturing line, currently leased to the end of calendar year 2003, for $950,000.

     The Company has a contract to sell its Calgary, Canada facility, closed on December 31, 2002, for approximately $2,000,000. The sale is expected to be completed in 2003.

     On January 6, 2003, a judgment was entered against the Company in the United States District Court for the Northern District of Texas for damages arising out of the alleged patent infringement activities of SII conducted prior to the acquisition of SII by the Company. The jury in Dallas determined that SII had willfully infringed upon two patents held by Poly-America, L.P., one for the manufacturing process and a second patent for the smooth edge textured sheet produced on round die blown film manufacturing equipment. The court entered judgment in the amount of $12,232,000 together with reasonable attorneys' fees and prejudgment interest at the rate provided by law. The Company posted a $14,678,000 supersedeas appeal bond issued by Westchester Fire Insurance Company and entered into a Collateral Agreement with Westchester whereby the Company deposited funds equal to the bond amount. The Collateral Agreement provides for interest on the deposited fund, which interest accrues to the Company's benefit. The Company has filed the appropriate motions to overturn the jury's verdict. If not successful at the trial court level the Company will file an appeal to the Court of Appeals sitting in Washington, D.C. On the advice of legal counsel, the Company anticipates a favorable ruling on its appeal. However, such an outcome is not assured. No amount has been accrued for this judgment.

     The Company has a stock repurchase plan with 1,619,643 shares still authorized. The repurchase program is inactive.

    Credit Facilities

     On February 4, 2002, the Company entered into a note agreement with a lender in the amount of $25,000,000. This 3-year term facility is secured by the Company's Houston, TX, and Kingstree, SC, real properties and all of the Company's equipment at these locations. The promissory note requires monthly payments of approximately $520,000 including interest at the rate of 9.22% and matures on February 5, 2005 with a balloon payment equal to the unpaid principal balance plus accrued and unpaid interest. The terms of the note place various restrictions on the Company's ability to pay dividends or make certain other payments, incur additional debt, consolidate or merge into another corporation or sell assets and make capital expenditures. The note also requires the Company to maintain certain financial ratios and specified levels of consolidated net worth. At March 31, 2003, the Company's balance outstanding under the note was $20,489,000.

     On February 4, 2002, the Company entered into a 3-year credit agreement with Bank of America, N.A., as agent, to borrow up to $55,000,000 on a revolving basis. The amount of borrowings allowed under the credit agreement is determined by the amount of eligible receivable and inventory amounts that make up the borrowing base. Loans made pursuant to the credit agreement bear interest, at the Company's option, at the bank's prime rate or the reserve adjusted LIBOR plus an applicable margin based on the ratio, from time-to-time, of the Company's EBITDA (as defined in the credit agreement) to certain "fixed charges", including principal paid on funded debts, cash interest expense, dividends, stock repurchases and certain other distributions made, cash amount of taxes paid and net capital expenditures made from time-to-time. The applicable margin for prime rate loans may vary between 0% and .25% per annum, and the applicable margin for LIBOR based loans may vary between 2% and 2.75% per annum. Fees will be payable from time-to-time with respect to letters of credit issued pursuant to the credit agreement at a rate equal to the margin payable with respect to LIBOR based revolving loans. An annual commitment fee of 3/8% is payable on any unused portion of the facility. The terms of the credit agreement place various restrictions on the Company's ability to pay dividends or make certain other payments, incur additional debt, consolidate or merge into another corporation or sell assets and to make capital expenditures. The credit agreement also requires the Company to maintain certain financial ratios and specified levels of consolidated net worth. As of March 31, 2003, the Company had $16,064,000 available under this credit agreement.

     At March 31, 2003, the Company had credit facilities with three German banks in the amount of EUR 7,600,000. These revolving credit facilities are secured by a corporate guarantee and bear interest at various market rates. These credit facilities are used primarily to guarantee the performance of European installation contracts and temporary working capital requirements. At March 31, 2003, the Company had EUR 4,226,000 available under these credit facilities with EUR 3,374,000 of bank guarantees outstanding.

    Sources and Uses of Cash

     Cash used in operating activities during the first quarter ended 2003 was $17,510,000, compared to $2,495,000 generated from operating activities in the prior year. The decrease has resulted from the lower operating results in 2003, an increase in working capital during 2003, and the purchase of the supersedeas bond as required by the Poly-America judgment (see Sources of Liquidity above).

     Cash used by investing activities during the first quarter ended March 2003 was $4,860,000, compared to $2,916,000 in the prior year.

Cash of $1,113,000 was used for capital expenditures, net of the proceeds from fixed assets sold, compared to $337,000 last year. During 2003, the purchase of the Egyptian joint venture used cash of $3,747,000, net of cash acquired, while the Company's purchase of SII used $2,724,000, net of cash acquired, in the first quarter of 2002.

     Cash used in financing activities during the first quarter ended March 2003 was $929,000, compared to $2,268,000 in the prior year. The difference is a result of a revised debt retirement schedule pursuant to the refinancing of debt in February 2002 (see Credit Facilities above).

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

     Pricing for the Company's products and services is primarily driven by worldwide manufacturing capacity in the industry, and by raw material costs. The Company's primary raw materials, polyethylene and polypropylene, are occasionally in short supply and subject to substantial price fluctuation in response to market demand and the price of feed stocks, including natural gas. Any increase in the industry's worldwide manufacturing capacity, interruption in raw material supply or electricity supply, or abrupt raw material price increases could have an adverse effect upon the Company's operations and financial performance. Inflation has not had a significant impact on the Company's operations.

Critical Accounting Policies and Estimates

     A discussion of critical accounting policies is included in the Company's 2002 Annual Report on Form 10-K. There have been no material changes in critical accounting policies since the date of that filing, or during the quarter ended March 31, 2003.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     No material change since December 31, 2002.

ITEM 4.  CONTROLS AND PROCEDURES

     As of March 31, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2003.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits

Exhibit
  No.

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

                                    GUNDLE/SLT ENVIRONMENTAL, INC.

DATE  April 24, 2003                 BY   /S/ Roger J. Klatt
     -------------------              -------------------------------

                                               ROGER J. KLATT,
                                               EXECUTIVE VICE PRESIDENT &
                                               CHIEF FINANCIAL OFFICER

                                 CERTIFICATIONS

I Samir T. Badawi, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Gundle/SLT Environmental, Inc.;

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

Date April 24, 2003
     --------------
                                                       /S/ Samir T. Badawi
                                                     --------------------
                                                     Samir T. Badawi
                                                     President &
                                                     Chief Executive Officer

                                 CERTIFICATIONS

I Roger J. Klatt, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Gundle/SLT Environmental, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report,fairly present in all material respects the financialcondition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

         Date April 24, 2003
              --------------
                                                      /S/ Roger J. Klatt
                                                    --------------------
                                                    Roger J. Klatt
                                                    Chief Financial Officer