Form 10-Q
period 2003-06-30
GUNDLE SLT ENVIRONMENTAL INC
filed 2003-07-24
CIK 805023

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 1-9307

GUNDLE/SLT ENVIRONMENTAL, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	22-2731074
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

19103 Gundle Road Houston, Texas	77073
(Address of principal executive offices)	(Zip Code)

(281) 443-8564

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant is required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of the latest practicable date.

Class	Outstanding at July 21, 2003
Common stock, par value $.01	11,515,907

GUNDLE/SLT ENVIRONMENTAL, INC.

INDEX

PAGE
PART I - FINANCIAL INFORMATION

ITEM 1: Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 2003 (Unaudited) and December 31, 2002	3

Consolidated Statements of Income For the Three and Six Months Ended June 30, 2003 and 2002 (Unaudited)	4

Consolidated Statements of Cash Flows For the Six Months Ended June 30, 2003 and 2002 (Unaudited)	5

Notes to Condensed Consolidated Financial Statements	6

ITEM 2:

Management’s Discussion and Analysis of Results of Operations and Financial Condition	11

ITEM 3:

Quantitative and Qualitative Disclosures About Market Risk	17

ITEM 4:

Controls and Procedures	17

PART II - OTHER INFORMATION

ITEM 4: Submission of Matters to a vote	17

ITEM 6: Exhibits and Reports on Form 8-K	18

Certifications	20

GUNDLE/SLT ENVIRONMENTAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)

	JUNE 30 2003	DECEMBER 31, 2002
	(UNAUDITED)
ASSETS
CURRENT ASSETS:
CASH AND CASH EQUIVALENTS	$15,483	$42,264
ACCOUNTS RECEIVABLE, NET	65,364	55,715
CONTRACTS IN PROGRESS	8,102	2,043
INVENTORY	32,077	27,352
DEFERRED INCOME TAXES	8,109	9,366
PREPAID EXPENSES AND OTHER	6,580	5,260

TOTAL CURRENT ASSETS	135,715	142,000

PROPERTY, PLANT AND EQUIPMENT, NET	33,988	33,011
EXCESS OF PURCHASE PRICE OVER FAIR VALUE OF NET ASSETS ACQUIRED, NET	23,937	22,529
DEFERRED INCOME TAXES	1,403	545
RESTRICTED CASH	14,731	0
OTHER ASSETS	2,073	4,225

	$211,847	$202,310

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES	$45,100	$37,920
ADVANCE BILLINGS ON CONTRACTS IN PROGRESS	4,345	5,173
SHORT-TERM DEBT	667	0
CURRENT PORTION OF LONG-TERM DEBT	4,693	4,690
INCOME TAXES PAYABLE	573	1,952

TOTAL CURRENT LIABILITIES	55,378	49,735

LONG-TERM DEBT	14,321	16,912
DEFERRED INCOME TAXES	67	252
OTHER LIABILITIES	1,682	1,366
MINORITY INTEREST	1,142	1,614

STOCKHOLDERS’ EQUITY:
PREFERRED STOCK, $1.00 PAR VALUE, 1,000,000 SHARES AUTHORIZED, NO SHARES ISSUED OR OUTSTANDING	—	—
COMMON STOCK, $.01 PAR VALUE, 30,000,000 SHARES AUTHORIZED, 18,582,168 AND 18,437,156 SHARES ISSUED	186	184
ADDITIONAL PAID-IN CAPITAL	72,018	70,763
RETAINED EARNINGS	104,140	99,149
ACCUMULATED OTHER COMPREHENSIVE INCOME	91	(487)

	176,435	169,609
TREASURY STOCK AT COST, 7,066,261 and 7,066,261 SHARES	(37,178)	(37,178)

TOTAL STOCKHOLDERS’ EQUITY	139,257	132,431

	$211,847	$202,310

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF

THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GUNDLE/SLT ENVIRONMENTAL, INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(AMOUNTS IN THOUSANDS EXCEPT EARNINGS PER SHARE DATA)

(UNAUDITED)

	THREE MONTHS ENDED JUNE 30		SIX MONTHS ENDED JUNE 30
	2003	2002	2003	2002
SALES AND OPERATING REVENUE	$86,881	$81,932	$126,000	$120,662
COST OF PRODUCTS & SERVICES	67,290	62,448	101,559	95,057

GROSS PROFIT	19,591	19,484	24,441	25,605

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	7,075	7,834	14,716	15,193
COSTS RELATED TO THE SERROT ACQUISITION	17	1,096	90	2,006

OPERATING INCOME	12,499	10,554	9,635	8,406

OTHER (INCOME) EXPENSES:
INTEREST EXPENSE	714	780	1,358	1,433
INTEREST INCOME	(149)	(63)	(251)	(134)
OTHER (INCOME) EXPENSE, NET	(284)	268	(997)	285
LOSS ON EXTINQUISHMENT OF DEBT	0	0	0	1,278
MINORITY INTEREST	116	291	66	286

INCOME BEFORE INCOME TAXES	12,102	9,278	9,459	5,258

INCOME TAX PROVISION	4,236	3,896	3,310	2,209

NET INCOME BEFORE EXTRAORDINARY ITEM	7,866	5,382	6,149	3,049

EXTRAORDINARY GAIN (LOSS) - SERROT ACQUISITION	0	(328)	0	24,299

NET INCOME	$7,866	$5,054	$6,149	$27,348

BASIC EARNINGS (LOSS) PER SHARE
NET INCOME BEFORE EXTRAORDINARY ITEM	0.68	0.48	0.54	0.27
EXTRAORDINARY ITEM	0.00	(0.03)	0.00	2.19

NET INCOME PER SHARE	$0.68	$0.45	$0.54	$2.46

DILUTED EARNINGS (LOSS) PER SHARE
NET INCOME BEFORE EXTRAORDINARY ITEM	0.65	0.46	0.51	0.27
EXTRAORDINARY ITEM	0.00	(0.03)	0.00	2.11

NET INCOME PER SHARE	$0.65	$0.43	$0.51	$2.38

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	11,500	11,157	11,462	11,108

DILUTED	12,081	11,639	12,000	11,505

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF

THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GUNDLE/SLT ENVIRONMENTAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS)

(UNAUDITED)

	SIX MONTHS ENDED JUNE 30
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$6,149	$27,348
ADJUSTMENTS TO RECONCILE NET INCOME TO CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
DEPRECIATION	4,434	3,779
AMORTIZATION	340	355
DEFERRED INCOME TAXES	236	3,280
MINORITY INTEREST	66	286
GAIN ON SALE OF ASSETS	(584)	(15)
GAIN ON PURCHASE OF SERROT	0	(24,299)
GAIN ON SALE OF JOINT VENTURE INTEREST	0	(51)
DEFERRED GAIN ON HEDGE	0	(290)
CHANGE IN OPERATING ASSETS AND LIABILITIES, NET OF EFFECTS FROM ACQUISITIONS:
ACCOUNTS RECEIVABLE	(6,796)	(430)
CONTRACTS IN PROGRESS	(5,968)	(2,312)
INVENTORY	(2,654)	(3,820)
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES	(9,560)	5,030
ADVANCE BILLINGS ON CONTRACTS IN PROGRESS	1,836	828
INCOME TAXES PAYABLE	344	0
OTHER ASSETS AND LIABILITIES	8,621	(3,738)
RESTRICTED CASH	(14,731)	0

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(18,267)	5,951

CASH FLOWS FROM INVESTING ACTIVITIES:
ADDITIONS TO PROPERTY, PLANT AND EQUIPMENT	(3,787)	(4,246)
PROCEEDS FROM SALE OF EQUIPMENT	646	264
CASH PAID FOR ACQUISITIONS, NET OF CASH ACQUIRED	(3,792)	(3,748)
SALE OF JOINT VENTURE INTEREST, NET OF CASH SOLD	0	(957)
OTHER	0	146

NET CASH USED IN INVESTING ACTIVITIES	(6,933)	(8,541)

CASH FLOWS FROM FINANCING ACTIVITIES:
REVOLVER	0	(5,000)
PAYMENT OF FINANCING FEES	0	(2,037)
PROCEEDS FROM NEW DEBT	605	25,338
PROCEEDS FROM THE EXERCISE OF STOCK OPTIONS AND PURCHASES UNDER THE EMPLOYEE STOCK PURCHASE PLAN	526	711
RETIREMENT OF LONG-TERM DEBT	(2,582)	(22,046)

NET CASH USED IN FINANCING ACTIVITIES	(1,451)	(3,034)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(130)	(87)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(26,781)	(5,711)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	42,264	16,163

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$15,483	$10,452

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF

THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GUNDLE/SLT ENVIRONMENTAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Basis of Presentation –

General  –

The accompanying unaudited, condensed consolidated financial statements have been prepared by the Registrant (“Gundle/SLT Environmental, Inc.” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of such financial statements for the periods indicated. Certain information relating to the Company’s organization and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States has been condensed or omitted in this Form 10-Q pursuant to Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission. However, the Company believes that the disclosures herein are adequate to make the information presented not misleading. The results for the six months ended June 30, 2003, are not necessarily indicative of future operating results. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

The accounting policies followed by the Company in preparing interim condensed consolidated financial statements are similar to those described in the “Notes to Consolidated Financial Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Organization  –

Gundle/SLT Environmental, Inc., a Delaware corporation, through GSE Lining Technology, Inc. and the Company’s other operating subsidiaries, is primarily engaged in the manufacture, sale and installation of geosynthetic lining systems.

Stock-Based Compensation  –

In accordance with the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-based Compensation, the Company has elected to continue to follow the Accounting Principles Board Opinion (“APB”) 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its employee stock-based compensation plans. Under APB 25, if the exercise price of employee stock options equals or exceeds the fair value of the underlying stock on the date of grant, no compensation expense is recognized.

The following table illustrates the effect on net income and earnings per share as if the fair value method, in accordance with

Statement of Financial Accounting Standards No. 123, had been applied to all outstanding and unvested awards in each period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income applicable to common stockholders:
As reported	$7,866	$5,054	$6,149	$27,348
Total stock-based employee compensation expense under fair value based method for all awards, net of tax	192	74	388	148

Pro forma net income applicable to common stockholders	$7,674	$4,980	$5,761	$27,200

Basic earnings per share:
As reported	$.68	$.45	$.54	$2.46
Pro forma	$.67	$.45	$.50	$2.45

Diluted earnings per share:
As reported	$.65	$.43	$.51	$2.38

Pro forma	$.64	$.43	$.48	$2.36

Reclassifications  –

The accompanying consolidated 2002 financial statements contain certain reclassifications to conform to the presentation used in 2003.

(2)	Inventory –

Inventory is stated at the lower of cost or market. Cost, which includes material, labor and overhead, is determined by the weighted average cost method, which approximates the first in, first out cost method. Inventory consisted of the following (000’s):

	June 30, 2003	December 31, 2002
Raw materials and supplies	$9,960	$7,588
Finished goods	22,117	19,764

	$32,077	$27,352

(3)	Income Taxes –

The Company’s provision for income taxes is recorded at the statutory rates adjusted for the effect of any permanent differences. The Company has a tax holiday in Thailand through 2003 and a 50% reduced tax rate for 2004 through 2008.

(4)	Equity –

On September 18, 1998, the Company’s board of directors adopted a stock repurchase plan under which the Company was authorized to repurchase up to 1,000,000 shares of its outstanding common stock in open market transactions depending on market conditions. This amount was increased to 3,000,000 shares as of December 31, 2000. As of June 30, 2003, stockholders’ equity included 1,380,357 shares repurchased under this program. All of these transactions were funded with the Company’s available cash. At June 30, 2003, the Company had 11,515,907 shares outstanding.

(5)	Other Comprehensive Income –

During the second quarter of 2003 and 2002, other comprehensive income (losses), representing foreign currency translation adjustments, amounted to $1,185,000 and $2,751,000, respectively. For the six months ended June 30, 2003 and 2002, other comprehensive income (losses), amounted to $578,000 and $2,193,000 respectively. The 2003 loss included a cumulative translation adjustment of $(1,882,000) related to the Company’s January 2003 purchase of its joint venture partner’s 50% interest in its Egyptian joint venture formed in 1996. This cumulative adjustment resulted from a decline in the Egyptian Pound exchange rate during the period the joint venture investment was accounted for under the equity method of accounting.

(6)	Business Combinations –

Serrot Acquisition 2002

On February 4, 2002, the Company completed the purchase of all the outstanding stock of Serrot International, Inc. (SII) from Waste Management Holdings, Inc. at a purchase cost of $12.0 million, which included $338,000 of debt assumed. The total cost of the acquisition was $16.4 million, which includes the purchase price and after tax costs associated with severances and closing a SII plant. During 2002, the Company recorded the transaction using the purchase method of accounting resulting in the recognition of a $26.0 million extraordinary gain representing the excess fair value of the assets acquired over the purchase price after its allocation to SII’s long-lived assets net of their associated tax benefits. The $24.3 million recognized as an extraordinary gain for the six months ended June 30, 2002, is different from the extraordinary gain for the year ended December 31, 2002, due to purchase accounting adjustments recorded during the subsequent 2002 quarters.

In conjunction with the SII acquisition, the Company established a pre-tax liability of $7.7 million for estimated severance and other costs associated with the involuntary termination of SII employees and the closing of a SII plant. Through June 30, 2003, approximately $7.0 million of these costs have been paid. The Company anticipates substantially all of these estimated costs will be paid by the end of 2003.

Unaudited pro forma, combined operating results of the Company and SII assuming the merger was completed as of January 1, 2002 is summarized as follows:

Six Months Ended June 30, 2002
Sales and Operating Revenue	$129,345
Net Income Before Extraordinary Gain	$2,960
Basic Income per Share	$.27
Diluted Income per Share	$.26

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

(7)	Plant Closing –

In September 2002, the Company committed to a restructuring plan involving the closure of its Calgary plant and relocation of its main production line to Houston, Texas. The Company established a liability of $700,000 for the costs of closure, primarily the estimated severance-related costs associated with the involuntary termination of 41 employees pursuant to this plan. The charge was reported as a Relocation Cost in the Company’s 2002 consolidated statement of operations. Through June 30, 2003, approximately $550,000 of these costs had been paid. The Company anticipates that substantially all amounts will be paid by the end of 2003.

(8)	Refinancing –

On February 4, 2002, the Company entered into a note agreement with one lender in the amount of $25,000,000 and entered into a 3-year credit agreement with Bank of America, N.A., as agent, to borrow up to $55,000,000 on a revolving basis. Simultaneously the Company paid off its $20,000,000, 7.34% notes. The refinancing resulted in a loss of $1,278,000 before income taxes which has been reported as Loss on Extinguishment of Debt for the six months ended June 30, 2002.

(9)	New Accounting Pronouncements –

In April 2002, the FASB issued SFAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections. This statement eliminates the requirement under SFAS 4 to aggregate and classify all gains and losses from extinguishment of debt as an extraordinary item, net of related income tax effect. This statement also amends SFAS 13 to require certain lease modifications with economic effects similar to sale-leaseback transactions to be accounted for in the same manner as sale-leaseback transactions. In addition, SFAS 145 requires reclassification of gains and losses in all prior periods presented in comparative financial statements related to debt extinguishment that do not meet the criteria for extraordinary item in APB 30. The statement is effective for fiscal years beginning after May 15, 2002, with early adoption encouraged. The Company adopted SFAS 145 effective January 1, 2003. The adoption of the statement resulted in the reclassification of the extraordinary loss on extinguishment of debt of $1,278,000 from extraordinary loss to loss on extinguisment of debt.

In July 2002, the FASB issued SFAS 146, Obligations Associated with Disposal Activities, which is effective for disposal activities initiated after December 31, 2002, with early application encouraged. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs in a Restructuring). Under this statement, a liability for a cost associated with an exit or disposal activity would be recognized and measured at its fair value when it is incurred rather than at the date of commitment to an exit plan. Also, severance pay would be recognized over time rather than up front provided the benefit arrangement requires employees to render service beyond a minimum retention period, which would be based on the legal notification period, or if there is no such requirement, 60 days, thereby allowing a liability to be recorded over the employees’ future service period. The Company adopted SFAS 146 effective with disposal activities initiated after December 31, 2002. The adoption of this statement has not had a material effect on the Company’s consolidated financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Interpretation requires certain guarantees to be recorded at fair value and also requires a guarantor to make certain disclosures regarding guarantees. The Interpretation’s initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of this Interpretation has not had a material impact on the Company’s consolidated financial statements or disclosures.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, which is effective for fiscal years ended after December 15, 2002. SFAS 148 amends SFAS 123, Accounting for Stock-Based Compensation to permit two additional transition methods for a voluntary change to the fair value method of accounting for stock-based employee compensation from the intrinsic method under APB 25, Accounting for Stock Issued to Employees, and does not permit the prospective method of transition under SFAS 123. In addition, SFAS No. 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements concerning the method of accounting used for stock-based employee compensation and the effects of that method on reported results of operations. Under SFAS 148, pro forma disclosure will be required in a specific tabular format in the “Summary of Significant Accounting Policies.” The Company has adopted the disclosure requirements of this statement effective December 16, 2002. The adoption had no effect on the Company’s consolidated financial position or results of operations. The Company continues to account for its stock-based compensation plans under APB 25.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

STRATEGIC ALTERNATIVES

The Company’s alternatives program is progressing. As previously reported, an advisory investment banker is studing the Company and its opportunities. Acquisitions, mergers, joint ventures, and even the sale of the Company may be considered as ways to increase shareholder value.

RESULTS OF OPERATIONS

Quarter:

For the three months ended June 30, 2003, sales and operating revenue was $86,881,000 compared with $81,932,000 for the same period last year. United States sales and operating revenue of $56,121,000 was up 11.9% over the same period last year. U.S. shipments were up but units installed were down due to more inclement weather this year than last year. Foreign sales and operating revenue was $30,760,000, 3.2% lower than 2002. Foreign shipments were up but foreign units installed were down due to more inclement weather in Europe. Foreign currency translation increased foreign sales and operating revenue for the quarter by approximately $3,866,000, and the addition of our Egyptian operation added $763,000. Year 2002 included $3,549,000 of sales and revenue from businesses exited in 2002.

Gross profit for the quarter was $19,591,000, slightly higher than the prior year at $19,484,000. Gross profit, as a percentage of sales and operating revenue, decreased to 22.5% from 23.8% last year. Margin percentage decreased as resin cost increases were passed on to customers, increasing product sales prices without an increase in profit. Foreign currency translation increased gross profit by approximately $570,000 for the quarter. The three months ended June 30, 2002 included $589,000 of gross profit from businesses exited in 2002.

Selling, general and administrative (SG&A) expenses were $7,075,000 compared with $7,834,000 in the second quarter of 2002, a 10% decrease. This decrease, which is net of a $340,000 increase from foreign translation, was primarily from closing one Canadian plant, selling our Irish installation operation last year, and synergy benefits in Germany from the SII acquisition. SG&A, as a percent of revenues, was 8.1% compared to 9.6% last year.

Costs related to the Serrot acquisition of $17,000 were incurred to relocate inventory and equipment from the Canadian plant closed in December 2002, to the Company’s plant in Houston, Texas. Relocation costs of $1,096,000 in 2002 are related to costs of closing SII acquired facilities and relocating inventory and equipment to locations in Houston, Texas and Kingstree, South Carolina, certain legal and professional costs, and an accrual for an internal bonus program that was payable contingent upon the attainment of targeted synergy savings during 2002.

Interest expense of $714,000 was 8.5% lower than last year primarily due to the reduction in the outstanding balance of long-term debt that is being re-paid in monthly installments. Average debt outstanding during the quarter was $4,560,000 lower than last year.

Other (income) expense, net, changed from $268,000 of expense in 2002, to $284,000 of income in 2003. The key elements were foreign exchange and gains on sale of assets. Foreign exchange gain of $341,000 was $427,000 more favorable than last year primarily due to Euro receivables in the United States. Gain from the sale of equipment of $223,000 increased by $243,000.

The quarterly provision for income taxes was $4,236,000 compared with $3,896,000 in the same period last year. The year-to-date tax provision was determined at the statutory rates adjusted for certain permanent differences on an entity–by-entity, year-to-date basis. The year 2003 rate was favorably impacted by a reduced rate in Germany because of the declaration of a dividend to the U.S. parent company and a SII acquisition tax settlement.

Year-to-date:

For the six months ended June 30, 2003, sales and operating revenue was $126,000,000 compared with $120,662,000 for the same period last year. United States sales and operating revenue of $74,163,000 was up 6.9% over the same period last year. U.S. shipment increased but installation revenue was down due to more inclement weather this year than last year. Foreign sales and operating revenue was $51,837,000, 1.1% more than 2002. Foreign shipments were up but units installed were down due to more inclement weather this year. Foreign currency translation increased foreign sales and operating revenue by approximately $5,823,000, and the addition of our Egyptian operation added $1,849,000. Year 2002 included $5,399,000 of sales and operating revenue from businesses exited in 2002.

Gross profit for the six months was $24,441,000, or 4.6% less than the prior year of $25,605,000. Gross profit, as a percentage of sales and operating revenue, decreased to 19.4% from 21.2% last year. These decreases were due to unabsorbed fixed costs that resulted from lower installation and manufacturing activity and increased resin costs passed on to customers, increasing sales prices without an increase in profit. Foreign currency translation increased gross profit by approximately $1,278,000 for the period. Year 2002 included $638,000 of gross profit from businesses exited in 2002.

Selling, general and administrative (SG&A) expenses were $14,716,000 compared with $15,193,000 in 2002, a 3.1% decrease. This decrease, which is net of a $759,000 increase from foreign translation, was primarily from closing one Canadian plant, selling our Irish installation operation last year, and synergy benefits in Germany from the SII acquisition. Year 2002 included $874,000 of SG&A from businesses exited in 2002. SG&A, as a percent of sales, was 11.7% compared to 12.6% last year.

Costs related to the Serrot acquisition of $90,000 were incurred to relocate inventory and equipment from the Canadian plant closed in December 2002, to the Company’s plant in Houston, Texas. Relocation costs of $2,006,000 in 2002 are related to costs of closing SII acquired facilities and relocating inventory and equipment to locations in Houston, Texas and Kingstree, South Carolina, certain legal and professional costs, and an accrual for an internal bonus program that was payable contingent upon the attainment of targeted synergy savings during 2002.

Interest expense of $1,358,000 was 5.2% lower than last year primarily due to the reduction in the outstanding balance of long-term debt that is being re-paid in monthly installments. Average debt outstanding during the six months was $3,022,000 lower than last year.

Other (income) expense, net, changed from $285,000 of expense in 2002, to $997,000 of income in 2003. Foreign exchange of $599,000 was $593,000 more favorable than last year primarily due to Euro receivables in the United States. Gain from the sale of equipment of $584,000 increased by $569,000, royalty income increased by $74,000.

The provision for income taxes was $3,310,000 compared with a $2,209,000 in the same period last year. The year-to-date tax provision was determined at the statutory rates adjusted for certain permanent differences on an entity–by-entity, year-to-date basis. The year 2003 rate was favorably impacted by a reduced rate in Germany because of the declaration of a dividend to the U.S. parent company and a SII acquisition tax settlement. Year 2003 effective rate is 35% compared to 42% in year 2002.

LIQUIDITY AND CAPITAL RESOURCES

Overview

The Company’s primary source of liquidity during the second quarter of 2003 was cash on hand. At June 30, 2003, the Company had working capital of $80,337,000 of which $15,483,000 was cash and cash equivalents. The Company believes that it has sufficient funds (on hand and expected from future operations) and adequate financial resources available to meet its anticipated liquidity needs including anticipated requirements for working capital, capital expenditures, and debt service in 2003.

Total capitalization as of June 30, 2003 was $158,938,000, consisting of total debt of $19,681,000 and equity of $139,257,000. The debt-to-capitalization ratio at June 30, 2003 was 12.4% compared to 14.0% at the end of fiscal year 2002.

In January 2003, the Company purchased its joint venture partner’s remaining 50% interest in its Egyptian joint venture for a price of $4,000,000. The Company also has a commitment to purchase a blown film round die extrusion manufacturing line, currently leased to the end of calendar year 2003, for $950,000.

The Company has a contract to sell its Calgary, Canada facility, closed on December 31, 2002, for approximately $2,000,000. The sale is expected to be completed in 2003.

On January 6, 2003, a judgment was entered against the Company in the United States District Court for the Northern District of Texas for damages arising out of the alleged patent infringement activities of SII conducted prior to the acquisition of SII by the Company. The jury in Dallas determined that SII had willfully infringed upon two patents held by Poly-America, L.P., one for the manufacturing process and a second patent for the smooth edge textured sheet produced on round die blown film manufacturing equipment. The court entered judgment in the amount of $12,232,000 together with reasonable attorneys’ fees and prejudgment interest at the rate provided by law. The Company posted a $14,678,000 supersedeas appeal bond issued by Westchester Fire Insurance Company and entered into a Collateral Agreement with Westchester whereby the Company deposited funds equal to the bond amount. The Collateral Agreement provides for interest on the deposited fund, which interest accrues to the Company’s benefit. On May 30, 2003, the district court judge heard oral arguments on the Company’s motion for a new trial or judgement notwithstanding the verdict, and oral arguments on Poly-America’s motion for attorney fees and motion to enhance damages. The judge has not yet issued his opinion on these post trial motions. If not successful at the trial court level the Company will file an appeal to the Court of Appeals sitting in Washington, D.C. On the advice of legal counsel, the Company anticipates a favorable ruling on its appeal. However, such an outcome is not assured. No amount has been accrued for this judgment.

The Company has a stock repurchase plan with 1,619,643 shares still authorized. The repurchase program is inactive.

Credit Facilities

On February 4, 2002, the Company entered into a note agreement with a lender in the amount of $25,000,000. This 3-year term facility is secured by the Company’s Houston, TX, and Kingstree, SC, real properties and all of the Company’s equipment at these locations. The promissory note requires monthly payments of approximately $520,000 including interest at the rate of 9.22% and matures on February 5, 2005 with a balloon payment equal to the unpaid principal balance plus accrued and unpaid interest. The terms of the note place various restrictions on the Company’s ability to pay dividends or make certain other payments, incur additional debt, consolidate or merge into another corporation or sell assets and make capital expenditures. The note also requires the Company to maintain certain financial ratios and specified levels of consolidated net worth. At June 30, 2003, the Company’s balance outstanding under the note was $19,014,000.

On February 4, 2002, the Company entered into a 3-year credit agreement with Bank of America, N.A., as agent, to borrow up to $55,000,000 on a revolving basis. The amount of borrowings allowed under the credit agreement is determined by the amount of eligible receivable and inventory amounts that make up the borrowing base. Loans made pursuant to the credit agreement bear interest, at the Company’s option, at the bank’s prime rate or the reserve adjusted LIBOR plus an applicable margin based on the ratio, from time-to-time, of the Company’s EBITDA (as defined in the credit agreement) to certain “fixed charges”, including principal paid on funded debts, cash interest expense, dividends, stock repurchases and certain other distributions made, cash amount of taxes paid and net capital expenditures made from time-to-time. The applicable margin for prime rate loans may vary between 0% and .25% per annum, and the applicable margin for LIBOR based loans may vary between 2% and 2.75% per annum. Fees will be payable from time-to-time with respect to letters of credit issued pursuant to the credit agreement at a rate equal to the margin payable with respect to LIBOR based revolving loans. An annual commitment fee of 3/8% is payable on any unused portion of the facility. The terms of the credit agreement place various restrictions on the Company’s ability to pay dividends or make certain other payments, incur additional debt, consolidate or merge into another corporation or sell assets and to make capital expenditures. The credit agreement also requires the Company to maintain certain financial ratios and specified levels of consolidated net worth. As of June 30, 2003, the Company had $31,468,000 available under this credit agreement.

At June 30, 2003, the Company had credit facilities with two German banks in the amount of EUR 5,100,000. These revolving credit facilities are secured by a corporate guarantee and bear interest at various market rates. These credit facilities are used primarily to guarantee the performance of European installation contracts and temporary working capital requirements. At June 30, 2003, the Company had EUR 2,462,000 available under these credit facilities with EUR 2,059,000 of bank guarantees and EUR 579,000 of short term borrowings outstanding.

Sources and Uses of Cash

Cash used in operating activities during the six months ended 2003 was $18,267,000. The primary uses of cash in 2003 was the purchase of the $14,678,000 supercedeas bond, plus accrued interest, as required by the Poly-America judgment (See Sources of Liquidity above), $14,205,000 used for operating assets and liabilities, net of $10,641,000 generated from recurring operations.

Cash used by investing activities during the six months ended June 2003 was $6,933,000. Cash of $3,141,000 was used for capital expenditures, net of $646,000 proceeds from dispositions. During 2003, the purchase of the Egyptian joint venture used cash of $3,792,000, net of cash acquired

Cash used in financing activities during the six months ended June 2003 was $1,451,000, which includes proceeds from borrowings of $605,000, repayments of long-term debt of $2,582,000, and proceeds of $526,000 from the issuance of common stock.

Other

The Company’s operations are subject to seasonal fluctuation with the greatest volume of product deliveries and installations typically occurring in the summer and fall months. In particular, the Company’s operating results are most impacted in the first quarter as both product deliveries and installations are at their lowest levels due to the inclement weather experienced in the Northern Hemisphere.

The Company’s foreign subsidiaries routinely accept contracts in currencies different than their functional currency. The Company recognizes that such practices are subject to the risk of foreign currency fluctuations not present in U.S. operations. Foreign exchange gains and losses from these transactions to date have not been material to the Company’s operations as a whole.

Pricing for the Company’s products and services is primarily driven by worldwide manufacturing capacity in the industry, and by raw material costs. The Company’s primary raw materials, polyethylene and polypropylene, are occasionally in short supply and subject to substantial price fluctuation in response to market demand and the price of feed stocks, including natural gas. Any increase in the industry’s worldwide manufacturing capacity, interruption in raw material supply or electricity supply, or abrupt raw material price increases could have an adverse effect upon the Company’s operations and financial performance. Inflation has not had a significant impact on the Company’s operations.

Critical Accounting Policies and Estimates

A discussion of critical accounting policies is included in the Company’s 2002 Annual Report on Form 10-K. There have been no material changes in critical accounting policies since the date of that filing, or during the six months ended June 30, 2003.

*    *    *

Forward-looking information:

This Form 10-Q contains certain forward-looking statements as such is defined in the Private Securities Litigation Reform Act of 1995, and information relating to the Company and its subsidiaries that are based on beliefs of the Company’s management, as well as assumptions made by and information currently available to the Company’s management. When used in this report, the words, “anticipate”, “believe”, “estimate”, “expect”, “intend” and words of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitations, competitive market factors, world-wide manufacturing capacity in the industry, general economic conditions around the world, raw material pricing and supply, governmental regulation and supervision, seasonality, distribution networks, and other factors described herein. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

No material change since December 31, 2002.

ITEM 4.	CONTROLS AND PROCEDURES

As of June 30, 2003, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2003. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2003.

PART II  –  OTHER INFORMATION

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 1, 2003, an annual meeting of our stockholders was held, the holders of 10,493,180 shares of common stock were present in person or represented by proxy at the meeting. At the meeting, the stockholders took the following actions:

(a)	Election of Directors

The stockholders elected the following persons to serve as directors of the Company until the next annual meeting of stockholders, or until their successors are duly elected and qualified:

Samir T. Badawi

James R. Burke

Bruce Cummings

James R. Gibbs

T. William Porter

Edward T. Sheehan

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit No.

99.1	– Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of Samir T. Badawi

99.2	– Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of Roger J. Klatt

(b)	GSE furnished two reports on Form 8-K during the six months ended June 30, 2003. The report on form 8-K, dated April 23, 2003, and an amendment to such Form 8-K dated April 29, 2003, reported the issuance of the Company’s 1st quarter 2003 earnings press release pursuant to Item 12 of Form 8-K.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GUNDLE/SLT ENVIRONMENTAL, INC.

DATE July 24, 2003	BY	/S/ Roger J. Klatt
ROGER J. KLATT, EXECUTIVE VICE PRESIDENT & CHIEF FINANCIAL OFFICER

CERTIFICATIONS

I Samir T. Badawi, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Gundle/SLT Environmental, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or person’s performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date July 24, 2003

/S/ Samir T. Badawi
Samir T. Badawi President & Chief Executive Officer

CERTIFICATIONS

I Roger J. Klatt, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Gundle/SLT Environmental, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or person’s performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date July 24, 2003

/S/ Roger J. Klatt
Roger J. Klatt Chief Financial Officer