Form 10-Q
period 2003-09-30
GUNDLE SLT ENVIRONMENTAL INC
filed 2003-10-22
CIK 805023

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

(Registrant’s telephone number, including area code) (281) 443-8564

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant is required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).  Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of the latest practicable date.

Class	Outstanding at October 21, 2003
Common stock, par value $.01	11,526,908

GUNDLE/SLT ENVIRONMENTAL, INC.

INDEX

		PAGE
PART I – FINANCIAL INFORMATION

ITEM 1:	Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2003 (Unaudited) and December 31, 2002		3

Consolidated Statements of Income For the Three and Nine Months Ended September 30, 2003 and 2002 (Unaudited)		4

Consolidated Statements of Cash Flows For the Nine Months Ended September 30, 2003 and 2002 (Unaudited)		5

Notes to Condensed Consolidated Financial Statements		6

ITEM 2:

Management’s Discussion and Analysis of Results of Operations and Financial Condition		11

ITEM 3:

Quantitative and Qualitative Disclosures About Market Risk		18

ITEM 4:

Controls and Procedures		18

PART II – OTHER INFORMATION

ITEM 6:	Exhibits and Reports on Form 8-K	18

Certifications

GUNDLE/SLT ENVIRONMENTAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)

	SEPTEMBER 30, 2003	DECEMBER 31, 2002
	(UNAUDITED)
ASSETS
CURRENT ASSETS:
CASH AND CASH EQUIVALENTS	$24,808	$42,264
ACCOUNTS RECEIVABLE, NET	75,417	55,715
CONTRACTS IN PROGRESS	4,471	2,043
INVENTORY	27,635	27,352
DEFERRED INCOME TAXES	7,559	9,366
PREPAID EXPENSES AND OTHER	2,425	5,260

TOTAL CURRENT ASSETS	142,315	142,000

PROPERTY, PLANT AND EQUIPMENT, NET	33,193	33,011
EXCESS OF PURCHASE PRICE OVER FAIR VALUE OF NET ASSETS ACQUIRED, NET	23,941	22,529
DEFERRED INCOME TAXES	1,002	545
RESTRICTED CASH	18,056	0
OTHER ASSETS	930	4,225

	$219,437	$202,310

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES	$42,180	$37,920
ADVANCE BILLINGS ON CONTRACTS IN PROGRESS	2,543	5,173
SHORT-TERM DEBT	777	0
CURRENT PORTION OF LONG-TERM DEBT	4,802	4,690
INCOME TAXES PAYABLE	2,511	1,952

TOTAL CURRENT LIABILITIES	52,813	49,735

LONG-TERM DEBT	13,079	16,912
DEFERRED INCOME TAXES	67	252
OTHER LIABILITIES	1,703	1,366
MINORITY INTEREST	1,240	1,614

STOCKHOLDERS’ EQUITY:
PREFERRED STOCK, $1.00 PAR VALUE, 1,000,000 SHARES AUTHORIZED, NO SHARES ISSUED OR OUTSTANDING	—	—
COMMON STOCK, $.01 PAR VALUE, 30,000,000 SHARES AUTHORIZED, 18,593,169 AND 18,437,156 SHARES ISSUED	186	184
ADDITIONAL PAID-IN CAPITAL	72,118	70,763
RETAINED EARNINGS	115,320	99,149
ACCUMULATED OTHER COMPREHENSIVE INCOME	89	(487)

	187,713	169,609
TREASURY STOCK AT COST, 7,066,261 and 7,066,261 SHARES	(37,178)	(37,178)

TOTAL STOCKHOLDERS’ EQUITY	150,535	132,431

	$219,437	$202,310

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF

THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GUNDLE/SLT ENVIRONMENTAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(AMOUNTS IN THOUSANDS EXCEPT EARNINGS PER SHARE DATA)

(UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2003	2002	2003	2002
SALES AND OPERATING REVENUE	$92,650	$93,957	$218,650	$214,619
COST OF PRODUCTS & SERVICES	71,617	72,730	173,176	167,787

GROSS PROFIT	21,033	21,227	45,474	46,832

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	6,565	7,182	21,281	22,375
COSTS RELATED TO THE SERROT ACQUISITION, NET	(98)	215	(8)	2,221

OPERATING INCOME	14,566	13,830	24,201	22,236

OTHER (INCOME) EXPENSES:
INTEREST EXPENSE	641	751	1,999	2,191
INTEREST INCOME	(98)	(249)	(349)	(383)
(GAIN)/LOSS ON SALE OF ASSETS	(3,193)	(166)	(3,777)	(181)
LOSS ON EXTINGUISHMENT OF DEBT	0	(26)	0	1,278
OTHER (INCOME) EXPENSE, NET	(85)	(1,102)	(498)	(860)
MINORITY INTEREST	99	53	165	339

INCOME BEFORE INCOME TAXES	17,202	14,569	26,661	19,852

INCOME TAX PROVISION	6,022	5,708	9,332	7,942

NET INCOME BEFORE EXTRAORDINARY ITEM	11,180	8,861	17,329	11,910

EXTRAORDINARY GAIN - SERROT ACQUISITION	0	4,125	0	28,424

NET INCOME	$11,180	$12,986	$17,329	$40,334

BASIC EARNINGS PER SHARE
NET INCOME BEFORE EXTRAORDINARY ITEM	0.97	0.79	1.51	1.07
EXTRAORDINARY ITEM	0.00	0.36	0.00	2.55

NET INCOME PER SHARE	$0.97	$1.15	$1.51	$3.62

DILUTED EARNINGS PER SHARE
NET INCOME BEFORE EXTRAORDINARY ITEM	0.92	0.76	1.44	1.03
EXTRAORDINARY ITEM	0.00	0.35	0.00	2.45

NET INCOME PER SHARE	$0.92	$1.11	$1.44	$3.48

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	11,521	11,247	11,481	11,154

DILUTED	12,149	11,721	12,061	11,585

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF

THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GUNDLE/SLT ENVIRONMENTAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS)

(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$17,329	$40,334
ADJUSTMENTS TO RECONCILE NET INCOME TO CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
DEPRECIATION	6,550	5,862
AMORTIZATION	509	525
DEFERRED INCOME TAXES	1,089	4,584
MINORITY INTEREST	165	339
GAIN ON SALE OF ASSETS	(3,777)	(181)
GAIN ON PURCHASE OF SERROT	0	(28,424)
GAIN ON SALE OF JOINT VENTURE INTEREST	0	(51)
DEFERRED GAIN ON HEDGE	0	(290)
CHANGE IN OPERATING ASSETS AND LIABILITIES, NET OF EFFECTS FROM ACQUISITIONS:
ACCOUNTS RECEIVABLE	(16,435)	(10,907)
CONTRACTS IN PROGRESS	(2,351)	(2,304)
INVENTORY	1,875	1,692
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES	5,799	3,616
ADVANCE BILLINGS ON CONTRACTS IN PROGRESS	(2,702)	412
INCOME TAXES PAYABLE	662	(1,035)
OTHER ASSETS AND LIABILITIES	(519)	810
RESTRICTED CASH	(18,056)	0

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(9,862)	14,982

CASH FLOWS FROM INVESTING ACTIVITIES:
ADDITIONS TO PROPERTY, PLANT AND EQUIPMENT	(5,016)	(6,420)
PROCEEDS FROM SALE OF EQUIPMENT	3,858	520
CASH PAID FOR ACQUISITIONS, NET OF CASH ACQUIRED	(3,792)	1,031
SALE OF JOINT VENTURE INTEREST, NET OF CASH SOLD	0	(957)
OTHER	0	182

NET CASH USED IN INVESTING ACTIVITIES	(4,950)	(5,644)

CASH FLOWS FROM FINANCING ACTIVITIES:
REVOLVER	683	(5,000)
PAYMENT OF FINANCING FEES	0	(2,037)
PROCEEDS FROM NEW DEBT	0	25,338
PROCEEDS FROM THE EXERCISE OF STOCK OPTIONS AND PURCHASES UNDER THE EMPLOYEE STOCK PURCHASE PLAN	555	1053
RETIREMENT OF LONG-TERM DEBT	(3,690)	(23,113)

NET CASH USED IN FINANCING ACTIVITIES	(2,452)	(3,759)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(192)	(57)

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(17,456)	5,522
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	42,264	16,163

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$24,808	$21,685

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF

THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GUNDLE/SLT ENVIRONMENTAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Basis of Presentation –

General –

The accompanying unaudited, condensed consolidated financial statements have been prepared by the Registrant (“Gundle/SLT Environmental, Inc.” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for the fair presentation of such financial statements for the periods indicated. Certain information relating to the Company’s organization and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States has been condensed or omitted in this Form 10-Q pursuant to Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission. However, the Company believes that the disclosures herein are adequate to make the information presented not be misleading. The results for the nine months ended September 30, 2003, are not necessarily indicative of future operating results. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income applicable to common stockholders:
As reported	$11,180	$12,986	$17,329	$40,334
Total stock-based employee compensation expense under fair value based method for all awards, net of tax	192	80	584	251

Pro forma net income applicable to common stockholders	$10,988	$12,906	$16,745	$40,083

Basic earnings per share:
As reported	$.97	$1.15	$1.51	$3.62
Pro forma	$.95	$1.15	$1.46	$3.59

Diluted earnings per share:
As reported	$.92	$1.11	$1.44	$3.48
Pro forma	$.90	$1.10	$1.39	$3.46

Reclassifications –

The accompanying consolidated 2002 financial statements contain certain reclassifications to conform to the presentation used in 2003.

(2)	Inventory –

Inventory is stated at the lower of cost or market. Cost, which includes material, labor and overhead, is determined by the weighted average cost method, which approximates the first-in, first-out cost method. Inventory consisted of the following (000’s):

	September 30, 2003	December 31, 2002
Raw materials and supplies	$11,800	$7,588
Finished goods	15,835	19,764

	$27,635	$27,352

(3)	Income Taxes –

The Company’s provision for income taxes is recorded at the statutory rates adjusted for the effect of any permanent differences. The Company has a tax holiday in Thailand through 2003 and a 50% reduced tax rate for 2004 through 2008.

(4)	Equity –

On September 18, 1998, the Company’s board of directors adopted a stock repurchase plan under which the Company was authorized to repurchase up to 1,000,000 shares of its outstanding common stock in open market transactions depending on market conditions. This amount was increased to 3,000,000 shares as of December 31, 2000. As of September 30, 2003, stockholders’ equity included 1,380,357 shares repurchased under this program. All of these transactions were funded with the Company’s available cash. At September 30, 2003, the Company had 11,526,908 shares outstanding.

(5)	Other Comprehensive Income –

During the third quarter of 2003 and 2002, other comprehensive income (losses), representing foreign currency translation adjustments, amounted to $(2,000) and $(285,000), respectively. For the nine months ended September 30, 2003, and 2002, other comprehensive income, amounted to $576,000 and $1,381,000 respectively. The 2003 income included a cumulative translation loss of $1,882,000 related to the Company’s January 2003 purchase of its joint venture partner’s 50% interest in its Egyptian joint venture formed in 1996. This cumulative adjustment resulted from a decline in the Egyptian Pound exchange rate during the period the joint venture investment was accounted for under the equity method of accounting.

(6)	Business Combinations –

Serrot Acquisition 2002

On February 4, 2002, the Company completed the purchase of all the outstanding stock of Serrot International, Inc. (SII) from Waste Management Holdings, Inc. at a purchase cost of $12.0 million, which included $338,000 of debt assumed. The total cost of the acquisition was $16.4 million, which includes the purchase price and after tax costs associated with severances and closing an SII plant. During 2002, the Company recorded the transaction using the purchase method of accounting resulting in the recognition of a $26.0 million extraordinary gain representing the excess fair value of the assets acquired over the purchase price after its allocation to SII’s long-lived assets net of their associated tax benefits. The $28.4 million recognized as an extraordinary gain for the nine months ended September 30, 2002, is different from the extraordinary gain for the year ended December 31, 2002, due to purchase accounting adjustments recorded during the fourth quarter of 2002.

In conjunction with the SII acquisition, the Company established a pre-tax liability of $7.7 million for estimated severance and other costs associated with the involuntary termination of SII employees and the closing of an SII plant in early 2002. Through September 30, 2003, approximately $7.1 million of these costs have been paid. The remaining liability consists of $256,000 for remaining, scheduled severance payments, and $344,000 for legal costs related to the patent litigation. The Company anticipates $7.2 million of these estimated costs will have been paid by the end of 2003.

Unaudited pro forma, combined operating results of the Company and SII assuming the merger was completed as of January 1, 2002 is summarized as follows:

Nine Months Ended September 30, 2002
Sales and Operating Revenue	$223,302
Net Income Before Extraordinary Gain	$10,980
Basic Income per Share	$.98
Diluted Income per Share	$.95

Egyptian Acquisition 2003

In January 2003, the Company completed the acquisition of the stock of Hyma/GSE Manufacturing Co. S.A.E., and Hyma/GSE Lining Technology Co. S.A.E. held by its joint venture partners in Cairo, Egypt, for $4 million. The Company recorded $1,601,000 of goodwill with the acquisition. In addition, the Company agreed to purchase a blown film round die extrusion manufacturing line currently leased to Hyma/GSE Manufacturing Co. S.A.E., by the end of 2003, at a price of $950,000, and to relocate the manufacturing equipment within 24 months.

(7)	Plant Closing –

In September 2002, the Company committed to a restructuring plan involving the closure of its Calgary plant and relocation of its main production line to Houston, Texas. The Company established a liability of $700,000 for the costs of closure, primarily the estimated severance-related costs associated with the involuntary termination of 41 employees pursuant to this plan. The charge was reported as a relocation cost in the Company’s 2002 consolidated statement of operations. Through September 30, 2003, approximately $630,000 of these costs had been paid. The Company anticipates that substantially all amounts will be paid by the end of 2003. The Company sold the facility in September 2003 for $2,300,000.

(8)	Refinancing –

On February 4, 2002, the Company entered into a note agreement with one lender in the amount of $25,000,000 and entered into a 3-year credit agreement with Bank of America, N.A., as agent, to borrow up to $55,000,000 on a revolving basis. Simultaneously the Company paid off its $20,000,000, 7.34% notes. The refinancing resulted in a loss of $1,278,000 before income taxes which has been reported as Loss on Extinguishment of Debt for the nine months ended September 30, 2002.

(9)	New Accounting Pronouncements –

In April 2002, the FASB issued SFAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections. This statement eliminates the requirement under SFAS 4 to aggregate and classify all gains and losses from extinguishment of debt as an extraordinary item, net of related income tax effect. This statement also amends SFAS 13 to require certain lease modifications with economic effects similar to sale-leaseback transactions to be accounted for in the same manner as sale-leaseback transactions. In addition, SFAS 145 requires reclassification of gains and losses in all prior periods presented in comparative financial statements related to debt extinguishment that do not meet the criteria for extraordinary items in APB 30. The statement is effective for fiscal years beginning after May 15, 2002, with early adoption encouraged. The Company adopted SFAS 145 effective January 1, 2003. The adoption of the statement resulted in the reclassification of the 2002 extraordinary loss on extinguishment of debt of $1,278,000 from extraordinary loss to loss on extinguishment of debt.

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

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, which is effective for fiscal years ended after December 15, 2002. SFAS 148 amends SFAS 123, Accounting for Stock-Based Compensation to permit two additional transition methods for a voluntary change to the fair value method of accounting for stock-based employee compensation from the intrinsic method under APB 25, Accounting for Stock Issued to Employees, and does not permit the prospective method of transition under SFAS 123. In addition, SFAS No. 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements concerning the method of accounting used for stock-based employee compensation and the effects of that method on reported results of operations. Under SFAS 148, pro forma disclosure will be required in a specific tabular format in the “Summary of Significant Accounting Policies.” The Company has adopted the disclosure requirements of this statement effective December 16, 2002. The adoption had no effect on the Company’s consolidated financial position or results of operations. The Company continues to account for its stock-based compensation plans under APB 25.

In May 2003, the FASB issued Statement No. 150 (FAS 150), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” FAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of FAS 150 did not have a material effect on the Company’s financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

STRATEGIC ALTERNATIVES

The Company’s strategic alternatives program is proceeding and it may be well into 2004 before the Company can determine what, if any, actions will be taken. As previously reported, an advisory investment banker is studying the Company and its opportunities. Acquisitions, mergers, joint ventures, and even the sale of the Company may be considered as ways to increase shareholder value.

RESULTS OF OPERATIONS

Quarter:

For the three months ended September 30, 2003, sales and operating revenue was $92,650,000 compared with $93,957,000 for the same period last year. Inclement weather during the quarter slowed progress on customer projects and resulted in reduced shipments and installations. United States sales and operating revenue of $56,660,000 was down 7.4% from the same period last year. United States shipments were down 14.7% and units installed were down 3.2%

while unit prices were higher than 2002. Foreign sales and operating revenue was $35,990,000, 9.8% higher than 2002. Foreign currency translation increased foreign sales and operating revenue for the quarter by $2,651,000, due to increased strength of the Euro and the British Pound Sterling. The addition of our Egyptian operation added $803,000 of sales and operating revenue. Year 2002 included $423,000 of sales and operating revenue from businesses exited in 2002.

Gross profit for the quarter was $21,033,000, slightly lower than the prior year’s at $21,227,000. Gross profit margin, as a percentage of sales and operating revenue, increased to 22.7% from 22.6% last year. Foreign currency translation increased gross profit by approximately $601,000 due to the increased strength of the Euro and the British Pound Sterling.

Selling, general and administrative (SG&A) expenses were $6,565,000 compared with $7,182,000 in the second quarter of 2002, a 9% decrease. This decrease, which is net of a $188,000 increase from foreign translation, was primarily from closing one Canadian plant and synergy benefits in Germany from the SII acquisition. SG&A, as a percent of revenues, was 7.1% compared to 7.6% last year.

Net costs related to the SII acquisition in 2003 were primarily related to closure costs of the Canadian plant closed in December 2002. Relocation costs of $215,000 in 2002 are related to costs of closing SII facilities in the U.S. and relocating inventory and equipment to locations in Houston, Texas, and Kingstree, South Carolina, certain legal and professional costs, and an accrual for an internal bonus program that was payable contingent upon the attainment of targeted synergy savings during 2002.

Interest expense of $641,000 was $110,000 lower than last year, primarily due to the reduction in the outstanding balance of long-term debt that is being re-paid in monthly installments.

Gain on sale of assets was $3,027,000 more than last year, primarily due to the sale of the Canadian plant and a small industrial site in Reno, Neveda, acquired with the SII acquisition last year and no longer used in operations.

Other (income) expense, net, of $85,000 of income was down from last year’s $1,128,000 of income primarily due to less foreign exchange gain of $1,103,000.

The quarterly provision for income taxes was $6,022,000 compared with $5,708,000 in the same period last year. The year-to-date tax provision was determined at the statutory rates adjusted for certain permanent differences on an entity-by-entity, full year basis. The year 2003 rate was favorably impacted by a reduced rate in Germany because of the declaration of a dividend to the U.S. parent company and an SII acquisition tax settlement.

Year-to-date:

For the nine months ended September 30, 2003, sales and operating revenue was $218,650,000 compared with $214,619,000 for the same period last year. United States sales and operating revenue of $130,823,000 was up slightly over the same period last year. United States product sales were up from increased shipments and prices, but installation revenue was down due to more inclement weather this year than last year. Foreign sales and operating revenue was $87,827,000, 4% higher than 2002. Foreign shipments were up 4%. Foreign currency translation increased foreign sales and operating revenue by $8,444,000, and the addition of our Egyptian operation added $2,652,000 of sales and operating revenue. Year 2002 included $5,335,000 of sales and operating revenue from businesses exited in 2002.

Gross profit for the nine months was $45,474,000, or 2.9% less than the prior year of $46,832,000. Gross profit margin, as a percentage of sales and operating revenue, decreased to 20.8% from 21.8% last year. The gross profit decrease was due to lower installation job profits resulting from inefficiencies created by more than usual inclement weather in the eastern half of the U.S. and higher production costs. Foreign currency translation increased gross profit by $1,677,000 for the period. Year 2002 included $476,000 of gross profit from businesses exited in 2002.

Selling, general and administrative (SG&A) expenses were $21,281,000 compared with $22,375,000 in 2002, a 4.9% decrease. This decrease, which is net of a $795,000 increase from foreign translation, was primarily from closing one Canadian plant, selling our Irish installation operation last year, and synergy benefits in Germany from the SII acquisition. Year 2002 included $1,831,000 of SG&A from businesses exited in 2002. SG&A, as a percent of sales, was 9.7% compared to 10.4% last year.

Net costs related to the SII acquisition in 2003 were primarily related to relocating inventory and equipment from the Canadian plant closed in December 2002 to the Company’s plant in Houston, Texas. Relocation costs of $2,221,000 in 2002 are related to costs of closing SII acquired facilities in the U.S. and relocating inventory and equipment to locations in Houston, Texas, and Kingstree, South Carolina, certain legal and professional costs, and an accrual for an internal bonus program that was payable contingent upon the attainment of targeted synergy savings during 2002.

Interest expense of $1,999,000 was 8.8% lower than last year primarily due to the reduction in the outstanding balance of long-term debt that is being re-paid in monthly installments. Average debt outstanding during the nine months was $5,363,000 lower than last year.

Gain on sale of assets was $3,596,000 more than in 2002 primarily due to the sale of assets acquired with the SII acquisition last year that are no longer used in operations.

Other (income) expense, net, was $498,000 of income in 2003, compared to $860,000 of income in 2002, primarily due to the reduction of foreign exchange gain. The foreign exchange gain in 2003 was $512,000 compared to $1,022,000 in 2002.

The provision for income taxes was $9,332,000 compared with a $7,942,000 in the same period last year. The year-to-date tax provision was determined at the statutory rates adjusted for certain permanent differences on an entity-by-entity, full year basis. The year 2003 rate was favorably impacted by a reduced rate in Germany because of the declaration of a dividend to the U.S. parent company and a SII acquisition tax settlement. Year 2003 effective rate is expected to be 35% compared to 42% for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

Overview

The Company’s primary source of liquidity during the third quarter of 2003 was cash on hand. At September 30, 2003, the Company had working capital of $89,502,000 of which $24,808,000 was cash and cash equivalents. The Company believes that it has sufficient funds (on hand and expected from future operations) and adequate financial resources available to meet its anticipated liquidity needs, including anticipated requirements for working capital, capital expenditures, and debt service in 2003 and 2004.

Total capitalization as of September 30, 2003 was $169,193,000, consisting of total debt of $18,658,000 and equity of $150,535,000. The debt-to-capitalization ratio at September 30, 2003 was 11.0% compared to 14.0% at the end of fiscal year 2002.

In January 2003, the Company purchased its joint venture partner’s remaining 50% interest in its Egyptian joint venture for a price of $4,000,000. As part of that agreement, the Company also has a commitment to purchase a blown film round die extrusion manufacturing line, currently leased to the end of calendar year 2003, for $950,000. The Company has agreed to purchase a new facility for its Eqyptian manufacturing operations for $855,000. The Company expects to complete the purchase of the new facility in 2003 and terminate its existing manufacturing facility lease by the end of 2004.

In September 2003, the Company sold its Calgary, Canada, facility closed on December 31, 2002, and its Reno, Nevada, facility, for a combined $3,076,000.

On January 6, 2003, a judgment was entered against the Company in the United States District Court for the Northern District of Texas for damages arising out of the alleged patent infringement activities of SII conducted prior to the acquisition of SII by the Company. The jury in Dallas determined that SII had willfully infringed upon two patents held by Poly-America, L.P., one for the manufacturing process and a second patent for the smooth edge textured sheet produced on round die blown film manufacturing equipment. On August 28, 2003, the court issued an opinion and order on post trial motions, including a reduced judgment in the amount of $11,965,158, together with prejudgment interest in the sum of $3,081,050, post-judgment interest at the rate of 1.29% per annum, and taxable costs of the court. The court denied the request of Poly-America, L.P. for treble damages and attorneys’ fees. The Company posted an amended $18,055,699 supersedeas appeal bond and entered into a Collateral Agreement with an insurance company whereby the Company deposited funds equal to the bond amount. The Collateral Agreement provides for interest on the deposited fund, which interest accrues to the Company’s benefit. On September 29, 2003, the Company filed an appeal to the U.S. District Court of Appeals for the Federal Circuit in Washington, D.C. On the advice of legal counsel, the Company anticipates a favorable ruling on its appeal. However, such an outcome is not assured. No amount has been accrued for this judgment.

The Company has a stock repurchase plan with 1,619,643 shares still authorized. The repurchase program is inactive.

Credit Facilities

On February 4, 2002, the Company entered into a note agreement with a lender in the amount of $25,000,000. This 3-year term facility is secured by the Company’s Houston, Texas, and Kingstree, South Carolina, real properties and all of the Company’s equipment at these locations. The promissory note requires monthly payments of approximately $520,000, including interest, at the rate of 9.22% and matures on February 5, 2005 with a balloon payment equal to the unpaid principal balance plus accrued and unpaid interest. The terms of the note place various restrictions on the Company’s ability to pay dividends or make certain other payments, incur additional debt, consolidate or merge into another corporation or sell assets and make capital expenditures. The note also requires the Company to maintain certain financial ratios and specified levels of consolidated net worth. At September 30, 2003, the Company’s balance outstanding under the note was $17,881,000.

On February 4, 2002, the Company entered into a 3-year credit agreement with Bank of America, N.A., as agent, to borrow up to $55,000,000 on a revolving basis. The amount of borrowings allowed under the credit agreement is determined by the amount of eligible receivable and inventory amounts that make up the borrowing base. Loans made pursuant to the credit agreement bear interest, at the Company’s option, at the bank’s prime rate or the reserve adjusted LIBOR plus an applicable margin based on the ratio, from time-to-time, of the Company’s EBITDA (as defined in the credit agreement) to certain “fixed charges”, including principal paid on funded debts, cash interest expense, dividends, stock repurchases and certain other distributions made, cash amount of taxes paid and net capital expenditures made from time-to-time. The applicable margin for prime rate loans may vary between 0% and .25% per annum, and the applicable margin for LIBOR based loans may vary between 2% and 2.75% per annum. Fees will be payable from time-to-time with respect to letters of credit issued pursuant to the credit agreement at a rate equal to the margin payable with respect to LIBOR based revolving loans. An annual commitment fee of 3/8% is payable on any unused portion of the facility. The terms of the credit agreement place various restrictions on the Company’s ability to pay dividends or make certain other payments, incur additional debt, consolidate or merge into another corporation or sell assets and to make capital expenditures. The credit agreement also requires the Company to maintain certain financial ratios and specified levels of consolidated net worth. As of September 30, 2003, the Company had $32,872,000 available under this credit agreement.

At September 30, 2003, the Company had credit facilities with two German banks in the amount of EUR 5,100,000. These revolving credit facilities are secured by a corporate guarantee and bear interest at various market rates. These credit facilities are used primarily to guarantee the performance of European installation contracts and temporary working capital requirements. At September 30, 2003, the Company had EUR 1,709,000 available under these credit facilities with EUR 2,725,000 of bank guarantees and EUR 666,000 of short-term borrowings outstanding.

Sources and Uses of Cash

Cash used in operating activities during the nine months ended September 30, 2003 was $9,862,000. The primary uses of cash in 2003 was the purchase of the $18,056,000 supercedeas bond, and $13,671,000 used for changes in operating assets and liabilities, net of $21,865,000 generated from recurring operations.

Cash used by investing activities during the nine months ended September 30, 2003 was $4,950,000. Cash of $1,158,000 was used for capital expenditures, net of $3,858,000 proceeds from dispositions, primarily Calgary, Canada, and Reno, Nevada, facilities. During 2003, the purchase of the Egyptian joint venture used cash of $3,792,000, net of cash acquired.

Cash used in financing activities during the nine months ended September 2003 was $2,452,000, which includes proceeds from short-term borrowings of $683,000, repayments of long-term debt of $3,690,000, and proceeds of $555,000 from the issuance of common stock.

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

Critical Accounting Policies and Estimates

A discussion of critical accounting policies is included in the Company’s 2002 Annual Report on Form 10-K. There have been no material changes in critical accounting policies since the date of that filing, or during the nine months ended September 30, 2003.

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

As of September 30, 2003, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2003. During the quarter ended September 30, 2003, there were no changes in the Company’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit No.

31.1	–Certification of Chief Executive Officer pursuant to Rule 13a–14(a)

31.2	–Certification of Chief Financial Officer pursuant to Rule 13a–14(a)

32.1	–Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 2002 of Samir T. Badawi, Chief Executive Officer

32.2	–Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 2002 of Roger J. Klatt, Chief Financial Officer

(b)	GSE furnished a report on Form 8-K dated July 23, 2003, which reported the issuance of the Company’s second quarter 2003 earnings press release pursuant to Item 12 of Form 8-K. GSE filed a report on Form 8-K dated September 30, 2003, which reported the issuance of a press release announcing updated earnings guidance for the third quarter and the fiscal year.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GUNDLE/SLT ENVIRONMENTAL, INC.

DATE October 22, 2003	BY	/S/ Roger J. Klatt
ROGER J. KLATT,
EXECUTIVE VICE PRESIDENT &
CHIEF FINANCIAL OFFICER