Form 10-K
period 2003-12-31
GUNDLE SLT ENVIRONMENTAL INC
filed 2004-03-09
CIK 805023

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

Commission File Number 1-9307

Gundle/SLT Environmental, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other Jurisdiction of Incorporation or Organization)	22-2731074 (I.R.S. Employer Identification No.)

19103 Gundle Road
Houston, Texas (Address of Principal Executive Offices)	77073 (Zip Code)

Registrant’s telephone number, including area code: (281) 443-8564

Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange on
Title of Each Class	Which Registered

Common Stock, $.01 Par Value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act). Yes [X] No [  ]

     Based upon the February 24, 2004 New York Stock Exchange closing price of $18.26 per share the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $127,624,527.

     The number of shares outstanding of the issuer’s common stock, $.01 par value, as of February 24, 2004, was 11,546,438 shares.

     The Registrant’s proxy statement to be filed in connection with the Registrant’s 2003 Annual Meeting of Stockholders is incorporated by reference into Part III of this report.

2003 FORM 10-K ANNUAL REPORT

2003 ANNUAL REPORT
FORM 10K

Information Relating to Forward-Looking Statements

     This Form 10-K contains certain forward-looking statements as such term is defined in the Private Securities Litigation Reform Act of 1995, and information relating to the Gundle/SLT Environmental, Inc. and its subsidiaries (the “Company” or “GSE”) that are based on the beliefs of the Company’s management, as well as assumptions made by and information currently available to the Company’s management. When used in this report, the words, “anticipate”, “believe”, “estimate”, “expect”, “intend” and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitations, competitive market factors, worldwide manufacturing capacity in the industry, general economic conditions around the world, raw material pricing and supply, governmental regulation and supervision, seasonality, distribution networks, and other factors described herein. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.

Proposed Merger

     On December 31, 2003, the Company entered into a Plan and Agreement of Merger with GEO Holdings Corp. and its wholly-owned subsidiary, GEO Sub Corp. GEO Holdings Corp. and GEO Sub Corp. are both Delaware corporations affiliated with Code, Hennessy & Simmons IV LP (“CHS IV”) and were organized to effect the merger. Except as contemplated by the terms of the merger agreement and the related transactions, CHS IV does not have any relationship with the Company, its affiliates or its Board of Directors. Pursuant to the merger agreement, the Company agreed to merge with GEO Sub and become a wholly-owned subsidiary of GEO Holdings. Immediately after the consummation of the merger and related financial transactions, GEO Holdings will own 100% of the Company’s outstanding common stock. Immediately following the consummation of the merger and related financing transactions, it is expected that the equity owners of GEO Holdings will be CHS IV, certain of the Company’s officers who will hold options to purchase shares of GEO Holdings’ capital stock and certain co-investors. Any co-investors will not have been affiliated with the Company, its affiliates or its Board of Directors prior to the merger, and may own, collectively, up to 2% of GEO Holdings common stock. The merger is subject to various closing conditions. If all conditions are satisfied, a closing later this year is anticipated, but cannot be assured.

PART I

ITEM 1. Description of Business.

General

     The Company is the world leader in the manufacturing, marketing, and installation of geosynthetic lining products and services for environmental protection and other uses. It is a Delaware corporation headquartered in Houston, Texas. The purchase of Serrot International, Inc. (“Serrot”) in February 2002 was a significant expansion for the Company. Serrot was an international provider of geosynthetic lining products and services for environmental protection and other uses.

     The Company manufactures, sells, and installs flexible geomembrane liners, drainage nets, geosynthetic clay liners, concrete protection liners, and geocomposite products made from specially formulated polyethylene and polypropylene resins. Its fabrication department offers a variety of specialty products, such as manholes, sumps, pipe penetration boots, floats, floating covers, and vertical membrane barrier wall panels. All of these products are sold and installed on a worldwide basis, typically as part of geosynthetic containment systems. The Company’s products and other related geosynthetic products are used in containment systems for the prevention of groundwater contamination, and for the confinement of water, industrial liquids, solids and gases. The Company manufactures and sells nonwoven textiles as roll goods and for use in its geocomposite products.

     The Company’s products are installed by independent third parties and by the Company’s full-time field personnel, who are organized into close-knit construction crews. Crew members are extensively trained in hot wedge and extrusion welding techniques. Using the latest equipment, these crews install liners in the field to make one continuous, seamless containment system. The use of an extensive weld-seam quality assurance testing program, combined with our manufacturing quality control program and high quality resin, enables the Company to offer what it believes are the highest quality products and services.

     Within the last three years, the Company has sold more than three billion square feet of products to customers in more than 90 countries. The Company is a full service organization that strives to provide its customers with a single source of geomembrane liners, related products and services for environmental protection and other uses.

Products

     The Company’s principal products - flexible geomembrane liners - are manufactured from specially formulated polyethylene and polypropylene resins with chemical additives designed to resist weathering, ultraviolet degradation and chemical exposure for extended time in exposed applications. Either customers or third-party engineering firms design the containment and confinement systems into which the Company’s products are installed. These systems may include other Company-manufactured products consisting of drainage nets, geocomposites, geotextiles, geosynthetic clay liners, vertical barrier walls, specialty concrete protection liners, and other companies’ products. Marketing efforts for its products are carried on through a worldwide distribution organization made up of internal sales, independent dealers, agents, and distributors.

     The Company’s primary product is a smooth-finish, high density polyethylene (HDPE) liner. The sale and installation of this product in 2003, 2002, and 2001 accounted for approximately 56%, 57% and 51%, of total volume, respectively. Its HDPE liner products come in thickness ranges from 20 to 240 mil (one mil equals 1/1000th of an inch), and seamless widths up to 34.5 feet. Liner width dictates how many seams are required during installation, and seaming represents the major technical difficulty for liner installers. The fewer the number of seams, the less labor involved, and the less testing required.

     The Company manufactures very flexible linear low density polyethylene (LLDPE) liner (GSE UltraFlex®). LLDPE products are finding greater use in landfill caps, mining heap leach pads, and floating covers where greater flexibility is desired. Both LLDPE and HDPE products are available with texturing for use on sloping terrain, or where a high friction angle is required.

     Demand is increasing for products made using the Company’s co-extrusion manufacturing capability. This manufacturing process produces products with different layers made of various resin densities that become molecularly integrated such that they cannot delaminate or separate. One of the major products created using this process is GSE White®, the Company’s patented white-surface (reflective) product for use in landfills and waste containment applications. By reflecting radiant heat, the reflective surface reduces the expansion and contraction (wrinkling and bridging) of the liner during installation. Its reflective nature protects subgrade soils from drying out and cracking (desiccation). Under identical exposure conditions, white surfaced liners recorded temperatures as much as 50% lower than standard black surface liner. The white-surface greatly improves detection of installation damage by revealing scoring and abrasions as black marks exposed against the white surface.

     Using this same co-extrusion technology, the Company received a patent for GSE Conductive®, its electrically conductive liner. This product incorporates a conductive layer that allows for spark testing of 100% of the surface once the liner is installed. The unique ability to electric spark test the entire surface eliminates the need for flooding the containment system with water for leak detection, which can be expensive and time consuming. This product is finding greater use in waste containment lagoons and landfill sump applications.

     The Company offers different specifications of drainage net (GSE HyperNet®) consisting of two sets of HDPE strands intertwined to form a channel along which fluid is conveyed for drainage. This net can be bonded with geotextiles on one or both sides to form GSE FabriNet® and GSE FabriCap, the Company’s geocomposite products. These products are used as drainage media for primary leachate collection where the soil is placed directly on top of the drainage layer. GSE FabriCap products are specifically designed for landfill capping project applications requiring a load bearing drainage net.

     Another product manufactured and offered by the Company is its patented geosynthetic clay liner (GundSeal®) that combines HDPE liners with highly expansive sodium bentonite clay. The sodium bentonite clay is adhered directly to the liner, and has demonstrated its primary function of sealing small punctures accidentally made in the overlaying liner. When hydrated, the bentonite material is itself a highly impermeable liner taking the place of up to three feet of compacted clay ordinarily required as a subgrade layer. The Company offers a patented geosynthetic clay liner (Bentofix®) that combines a needle punched reinforced composite comprised of a uniform layer of granular sodium bentonite encapsulated between a slit film woven and a virgin staple fiber nonwoven geotextile. (Bentofix®) products are manufactured by the Company’s 51% owned affiliate, Bentofix Technologies, Inc. (Bentofix is a registered trademark of Naue Fasertechnik GmbH Co. KG.)

     GSE Studliner®, a specialty concrete protection liner product, is fabricated in the Company’s facility located in Rechlin, Germany and at a third-party facility in the United States. This product is finding use in tunnels, corrosive containment applications, and protecting concrete piping, pilings, and foundations. The Company fabricates products made from this material for many types of civil engineering applications.

     The Company offers nonwoven geotextile products manufactured at its South Carolina facility as roll goods and as a component of the composite drainage materials offered by the Company. Polypropylene products are manufactured and sold by the Company’s subsidiary in the United Kingdom, in addition to products manufactured from polyethylene.

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

     The Company considers quality control and testing as critical to the successful operation of its manufacturing and installation business. At its in-house laboratories, it conducts various quality control tests, as well as other sophisticated physical and chemical property tests. On-site testing of its manufactured products is conducted continuously during the manufacturing process. Its laboratories monitor the quality of incoming raw materials, and perform routine tests on all finished products. Certifications as to the quality and test results are routinely furnished to customers as part of the quality assurance program.

     The Company believes that its products made from HDPE and LLDPE resins offer several critically important physical advantages over other resin liner products. Those advantages include: chemical resistance to various acids, alkalis, aromatic solvents and oils; puncture resistance and tendency to stretch rather than tear under certain pressures; and relative impermeability. These characteristics are the reason that the Company’s products represent a major portion of the geosynthetic liner market, particularly in solid waste applications.

Services

     The Company often provides its customers with installation services. Trained field personnel travel to the customers’ job sites and install products. Company trained crews are available in the United States, the United Kingdom and Germany. Inside the United States, a network of independent dealers also provides installation services. Outside the United States, in addition to the Company’s installation capabilities, a network of distributors and independent installers provide installation services. Upon request from a customer using third-party installers, the Company may furnish a technical supervisor to monitor installation activities and provide quality assurance.

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

Raw Materials

     The Company’s high-grade polyethylene and polypropylene resins are purchased from at least two primary suppliers at each manufacturing location. These resins arrive ready for screening tests already formulated with Company designated stabilizers and antioxidants. The Company consistently works with its suppliers to ensure supply, pricing stability, quality and new product development. Occasionally, resins are in short supply and subject to substantial price fluctuations. The Company has not encountered any significant difficulty to date in obtaining resins in sufficient quantities in response to market demand to support its operations at current or expected near term future levels. Any significant interruption in resin supplies or abrupt increase in prices could have a material adverse impact on the Company’s operations.

Applications

     This table describes the principal applications of the Company’s products and services for the past three years based on the sales and operating revenues for each application. (See Note 20 to Consolidated Financial Statements for geographic information.)

Sales and Operating Revenue by Market Application
(in thousands)

	Year Ended December 31,

	2003	%	2002	%	2001	%

Solid Waste Containment	$174,899	64%	$162,364	61%	$116,968	67%
Mining	17,369	6	14,276	5	8,768	5
Hazardous Waste Containment	8,929	3	11,668	5	6,834	4
Liquid Containment	43,159	16	45,774	17	23,454	14
Other Applications	30,262	11	32,888	12	17,385	10

Total Sales and Operating Revenue	$274,618	100%	$266,970	100%	$173,409	100%

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

     Mining. The mining industry uses our products for the containment and confinement of chemicals used in mining gold, copper, and phosphate. These minerals are dissolved or “leached” from the ore by chemical solutions that are circulated through the ore-bearing crushed rock deposited on top of the liner pad. The pad serves as the collection and drainage system for the mineral-bearing solution. Leaching is a lower cost recovery technique permitting the extraction of minerals from low-grade ore that previously was not processed. The Company’s products are also used to contain spent ore, tailings and chemical solutions after the leaching process. Gypsum, a by-product of the phosphate mining industry, is required to be stored on liners because of its acidic nature.

     Hazardous Waste Containment. Synthetic liners are extensively used to contain both solid and liquid hazardous waste and substances with the use of liners in these applications mandated in the U.S. by the Hazardous and Solid Waste Amendments of 1984.

     Liquid Containment. The Company’s products are used in a wide range of liquid containment applications including aquaculture ponds, tank linings, irrigation canals, storm water runoff containment, organic waste from pig and cattle feedlot operations and potable water reservoirs.

     Other Applications. The Company’s products are used in various other applications involving secondary containment and liquid confinement. These applications are tunnel waterproofing, protection of concrete products from corrosive chemicals and odor control through the use of floating covers. A growing application is the use of its products to promote anaerobic digestion of organic wastes and the capture of the resulting methane gas.

Marketing and Sales

     Marketing is a worldwide effort conducted by sales personnel located in the United States, Spain, Jordan, Germany, the United Kingdom, Italy, the Netherlands, Russia, Turkey, Thailand, Australia, Egypt, and China. The Company’s multi-tiered sales efforts are focused on engineers, general contractors and facility owners who are responsible for product specifications and the design and awarding of contracts, and state and federal regulators and government officials who establish permit specifications for geosynthetic materials. A strong network of independent commercial agents, dealers and distributors throughout the world work closely with the Company’s sales staff.

     Advertisements of the Company’s products appear regularly in specialized trade publications and on the Company’s worldwide web site (www.gseworld.com). The Company participates in trade shows, conducts industry seminars and makes presentations to governmental administrators. Efforts are ongoing to inform engineers and regulators of the benefits to be derived from using our specialty products.

     The Company sells its products in a very competitive market place. Substantial quantities of its products are sold through the competitive bidding process, whether in the United States or in foreign countries. The Company bids directly to the general contractor or owner, or one of the Company’s independent distributors or dealers. The customers’ bid proposals establish the design and performance criteria for the products. The Company negotiates the remainder of the contract terms where possible. In most cases, the Company agrees to indemnify the site owner, general contractor and others for certain damages resulting from the negligence of the Company and its employees. When we install products, the Company sometimes is required to post bid and performance bonds or bank guarantees. In all cases, the Company provides its customers with limited material warranties on its products, and limited installation warranties for its workmanship. These limited warranties may last up to 20 years, but are generally limited to repair or replacement of defective liners or workmanship on a prorated basis up to the dollar amount of the original contract.

     In some foreign contracts, the Company may be required to provide the customer with specified contractual limited warranties as to material quality. The Company’s product warranty liability in many foreign countries is dictated by local laws in addition to the warranty specified in the contracts. Several of our foreign subsidiaries sell products and installation services under competitively bid construction contracts.

     The enactment of numerous environmental laws with corresponding regulations has enhanced the market for the Company’s products. In the United States, the Resource Conservation and Recovery Act of 1976, as amended (RCRA); Subtitle C-Hazardous Waste Management; and Subtitle D-State or Regional Solid Waste Plans provide the legal framework for the storage, treatment and disposal of hazardous and non-hazardous wastes. Of particular importance to the Company has been the impact of Subtitle D that regulates the disposal of municipal solid waste (MSW) at roughly 2,300 U.S. landfills. State regulations adopted under this title impose strict compliance standards with regard to groundwater protection, which is exactly what the Company’s products are designed to provide.

     Subtitle D regulations specify the use of a composite liner system consisting of highly impermeable clay and a geomembrane liner. The liner must be at least 30 mils thick. The United States Environmental Protection Agency (EPA) took another step in its efforts to protect groundwater when it published a presumptive remedy requiring the use of a “liner cap” in closed MSW landfills. This liner cap is designed to prevent groundwater contamination and assist in the containment of subterranean liquid waste plumes. The Company’s products have been installed in both applications in landfills located throughout the United States.

     In 1980, the Comprehensive Environmental Response, Compensation and Liability Act (Superfund) became law. This law was in response to the dangers of abandoned or uncontrolled hazardous waste sites. The Company’s products are used in the cleanup work undertaken by owners, operators and waste generators that have been compelled by the EPA or a state environmental protection agency to clean up these sites.

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

     On February 12, 2002, the EPA issued a final rule controlling concentrated animal feeding operations (CAFOs) under the Clean Water Act. The final rule will ensure that CAFOs take appropriate actions to manage manure that can cause serious acute and chronic water quality problems. There are an estimated 15,500 CAFOs producing 300 million tons of waste annually. The Company’s products are specifically designed to address this issue.

     The EPA published regulations covering gypsum waste management generated as a by-product of phosphate mining. Gypsum waste must now be stored on synthetic lined containment systems. The EPA and the state agencies have also adopted regulations controlling the handling and storage of hazardous substances, specifically petroleum products and other chemicals contained in tanks and lagoons. The Company’s products are designed and used to directly address these applications.

     Similar environmental laws and regulations exist in other countries, particularly in the European Community, Japan and the Americas. As the world’s population increases and industrial development continues, the demand for enforcement of existing laws and the adoption of new laws to protect valuable natural resources are expected to increase. The focus of current law is on those projects involving extensive water use and activities that have an impact on groundwater quality. These activities include agricultural irrigation, animal feedlots and compounds, aquaculture facilities, industrial storm water runoff containment areas, canals, mining leach pads and tunnels.

Customers

     The primary customers for the Company’s products are domestic and international, municipal and private companies engaged in waste management, mining, water control and wastewater treatment, aquaculture and agriculture, and other industrial activities, including the engineering and civil works construction companies serving these customers. Within the last three years, the Company has sold more than three billion square feet of products to customers in more than 90 countries. The Company is a full service organization that strives to provide its customers with a single source of geomembrane liners, related products and services for environmental protection and other uses.

     During the years 2003 and 2002, one customer, Waste Management, Inc., accounted for 20% and 14% of sales and operating revenue. During the year 2001, no single customer accounted for more than 10% of the Company’s net sales. In 2003 and 2002, Company net sales of 59%, and 62%, respectively, were to customers in the United States. The Company believes that the loss of Waste Management, Inc. as a customer would have a material adverse effect on the Company’s consolidated financial position or results of operations.

Backlog

     As of December 31, 2003, the Company’s backlog was $40.3 million compared to $44.1 million at December 31, 2002. The Company anticipates that the majority of the value of construction contracts and customer purchase orders included in backlog at December 31, 2003 will be completed or filled prior to the end of 2004, subject to weather and other construction related delays. Contracts and commitments for products and services are occasionally varied, modified, or cancelled by mutual consent.

Seasonality and Other Business Conditions

     The greatest volume of product deliveries and installations typically occur during the summer and fall, which results in seasonal fluctuations of revenue. Often, scheduled deliveries are subject to delays at the customers’ requests to correspond with customers’ annual budgetary and permitting cycles. The Company uses its manufacturing capacity at its various locations in an attempt to mitigate the impact of seasonal fluctuation on its manufacturing, delivery, and installation schedules. (See Supplementary Data.)

Competition

     The Company believes that there are approximately 30 companies engaged in the production of various synthetic geomembranes worldwide. These companies offer the same or similar wide range of products that the Company offers. The Company’s competition is not limited to those companies that manufacture polyethylene and polypropylene lining products, but encompasses companies offering polyvinyl chloride (PVC), scrim-reinforced chlorosulphonated polyethylene (Hypalon) products and ethylene propylene diene terpolymer (EPDM) geomembranes. The principal resin types used in the products sold by the Company are high-density polyethylene and linear low density polyethylene. At least three of the companies manufacturing HDPE liners compete directly with the Company in North America.

     The Company encounters competition in its other product lines in the United States with one company competing in the sale of geosynthetic clay liners. In the drainage net market, six companies offer products that directly compete with the Company’s geonet product line.

     Competition is based on the performance of the lining systems, installation capabilities, quality and pricing. Pricing remains very competitive with excess capacity in the industry impacting margins. The Company believes it competes successfully because it manufactures, sells and installs a wide range of high quality, cost effective products and services, and because of its strategically located manufacturing facilities and strong financial position.

Employees

     The Company had a total of 1,127 employees as of December 31, 2003, with 825 employed in the United States. During peak construction periods, the Company’s workforce increases in all locations. In the off-season construction period, the Company maintains a nucleus of experienced employees somewhat below the peak season staffing levels. None of the Company’s year-round employees are unionized. From time to time, however, the Company has entered into site-specific collective bargaining agreements with unions that apply to specific projects. The Company has never experienced a strike or lockout. The Company believes its employee relations are satisfactory.

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

Patents and Proprietary Information

     The Company has received patents from the U.S. Patent and Trademark Office for its GSE White, GSE Conductive and GSE CurtainWall products, as well as its FrictionFlex texturing process. Certain of these patents are either registered or in the process of being registered in select foreign countries. It has registered its trademark and logo (“GSE”) with the same patent office and has registered this trademark in select foreign countries. The Company has other patents, license-to-use patents (such as GundSeal, Bentofix®, and smooth-edged textured sheet), and pending applications. Although in the aggregate GSE’s patents are important in the operation of its businesses, the loss, by expiration or otherwise, of any one patent or group of patents would not materially affect its business.

Available Information

     The Company, through its website www.gseworld.com, makes available free of charge its reports on Forms 10-K, 10-Q and 8-K (and amendments thereto). These reports are available on the Company’s website on the same day such reports are filed with or furnished to the U.S. Securities and Exchange Commission.

ITEM 2. Properties.

     The Company manufactures its products in nine locations around the world, in close proximity to the Company’s customers and resin suppliers. At these locations are fourteen extrusion lines for producing liner products, three lines for the production of geocomposite drainage net products, one needle punched nonwoven textile manufacturing line, three lines for the production of geosynthetic clay lining products, and five texturing lines.

United States

     GSE Lining Technology, Inc. conducts U.S. operations at the Company’s headquarters located on a 41.5-acre tract of Company-owned land in an industrial park in Houston, Texas. This location has 31,400 square feet of office space in two buildings, housing administrative, sales, and installation functions. Here the Company has two large manufacturing facilities servicing the U.S. and foreign markets. One manufacturing facility is a 67,000 square foot building of metal skin over steel frame construction that contains seven blown film round die extrusion lines and one geocomposite drainage net line. Fabrication is housed in a 12,000 square foot facility.

     The second manufacturing facility in Houston occupies 16.9 acres of Company-owned land with 3,300 square feet of office space, and two buildings with a total of 83,000 square feet for manufacturing operations. The manufacturing buildings house a flat cast sheet extrusion line, as well as a geocomposite drainage net line. The flat sheet extruder is considered the most precise method in the industry for manufacturing certain mil thickness of sheeting.

     Another manufacturing facility is on a 55-acre tract of Company owned-land in an industrial park in Kingstree, South Carolina. This location has 5,400 square feet of office space and 178,500 square feet for manufacturing and warehousing operations. The building of metal skin over sheet frame construction contains one 16 million pound capacity needle punched nonwoven manufacturing line and one geocomposite drainage net line.

     The Company’s patented GundSeal products are manufactured on one production line housed in a Company-owned 22,000 square foot building with 1,800 square feet of office space on a 15.3-acre owned tract located in Spearfish, South Dakota. The plant is located near the sources for clay (bentonite).

     The Company owns an industrial site in Pittsburgh, Pennsylvania, from which it conducts installation services.

Canada

     The Company owns a 51% interest in Bentofix Technologies, Inc., located in Barrie Canada. BTI leases 2,000 square feet of office space and 60,000 square feet for manufacturing geosynthetic clay lining products.

Germany

     GSE Lining Technology GmbH, headquartered in Hamburg, Germany, manages the Company’s European operations. This location has 6,397 square meters for manufacturing located in Rechlin, Germany, on 8.2 acres owned by the Company. From this location, the Company supplies its customers with products manufactured on a flat cast extrusion line, three texturing lines, and a blown film round die extrusion line. Operating at the same facility is a fabrication department involved in fabricating Studliner sheeting products.

United Kingdom

     The Company’s operations in the United Kingdom are carried out by its subsidiary, GSE Lining Technology Ltd., operating at a 0.75-acre owned facility in Soham, England, just north of London. This location has 2,500 square feet of leased office space, 11,652 square feet of leased warehouse space, and 10,652 of owned manufacturing facilities. Its products are manufactured on a round die extrusion line located on this site and one texturing line. The Company’s administrative, sales, and installation service personnel are housed at this location. This facility manufacturers both polyethylene and polypropylene geomembrane products.

Egypt

     The Company owns two Egyptian companies, Hyma/GSE Manufacturing Co. and Hyma/GSE Lining Technology Co. The manufacturing operations are located on a 1.1-acre leased site outside of Cairo, Egypt. Located on this site are two buildings totaling 34,262 square feet that house an owned flat sheet extrusion line and a leased blown film round die extrusion line. The Company has acquired a 20,252 square meter tract of land with 1,440 square meters of manufacturing space and 150 square meters of office space. The Company plans to move its Egyptian manufacturing operations to this space in 2004. The trading company operates out of a small leased facility in Nasr City, Cairo, and it sells products manufactured by the Hyma/GSE Manufacturing Co., and other GSE subsidiaries.

Thailand

     GSE Lining Technology Company Ltd. headquartered in Bangkok, Thailand, manages the Company’s Thailand operations from an owned facility on leased property. Its manufacturing facility is located in Rayong, Thailand, on 8,535 square meters of property leased by the Company. Its products are manufactured on two blown film round die extrusion lines. This company also manages the representative office in the People’s Republic of China.

Australia

     The Company’s sales operation in Australia is carried out by GSE Australia Pty. Ltd. operating out of leased offices located in Moorebank, New South Wales. It offers the full range of Company geomembranes and related products.

ITEM 3. Legal Proceedings.

     On January 6, 2003, a judgment was entered against the company in the United States District court for the Northern District of Texas for damages arising out of the alleged patent infringement activities of Serrot International, Inc. (Serrot) conducted prior to the acquisition of Serrot by the company. The jury in Dallas determined that Serrot had willfully infringed upon two patents held by Poly-America, L.P., one for the manufacturing process and a second patent for the smooth edge textured sheet produced on round die blown film manufacturing equipment. On August 28, 2003, the court issued an opinion and order on post trial motions, including a reduced judgment in the amount of $11,965,158, together with prejudgment interest in the sum of $3,081,050, post-judgment interest at the rate of 1.29% per annum, and taxable costs of the court. The court denied the request of Poly-America, L.P. for treble damages and attorneys’ fees. The Company posted an amended $18,055,699 supersedeas appeal bond and entered into a Collateral Agreement with an insurance company whereby the Company deposited funds equal to the bond amount. The Collateral Agreement provides for interest on the deposited fund, which interest accrues to the Company’s benefit. On September 29, 2003, the Company filed an appeal to the U.S. District Court of Appeals for the Federal Circuit in Washington, D.C. and on December 16, 2003, filed its appeals brief. On the advice of legal counsel, the Company anticipates a favorable ruling on its appeal. However, such an outcome is not assured. No amount has been accrued for this judgment.

     The Company and its directors have been named in three putative class action lawsuits filed in January 2004 in the Delaware Court of Chancery (Calhoun v. Gundle/SLT Environmental, Inc., et al, C.A. No. 153-N, Twist Partners LLP v. Badawi, et al, C.A. No. 150-N, and Bell v. Gundle/SLT Environmental, Inc., et al, C.A. No. 169-N) related to the proposed merger. Code Hennessy & Simmons LLC, GEO Sub Corp. and GEO Holdings Corp. have also been named in one or more of these cases. These complaints allege that the Company’s directors breached their fiduciary duties by allegedly failing to auction the Company, to undertake an appropriate e valuation of the Company as a merger/acquisition candidate, to act independently to protect its stockholders, and to ensure that no conflicts of interest existed or that any conflicts were resolved in “the best interests of GSE’s public shareholders.” The complaints seek, among other relief, to enjoin the merger or to rescind it if approved by stockholders and consummated and to obtain unspecified damages from the defendants. On February 10, 2004 the Delaware Court of Chancery entered an order consolidating the three actions for all purposes and requiring the plaintiffs to file a consolidated amended complaint as soon as practicable.

     The Company and its directors believe these suits are without merit, and intend to vigorously defend the litigation. These or similar lawsuits may jeopardize the merger, since their existence could result in the failure of one or more conditions precedent to GEO Holdings’ obligation to conclude the merger and thus permit GEO Holdings to terminate the merger agreement and abandon the merger should it desire to do so. If the merger is not enjoined, GEO Holdings may elect to complete the merger; however, representatives of GEO Holdings have advised the Company that GEO Holdings has no intention of waiving any conditions that may not be satisfied as a result of this pending litigation or otherwise waiving any of its rights at this time.

     On January 14, 2004, the Company received a letter from Shire Equipment Leasing Corporation (“Shire”) relating to litigation instituted by Wembley, Ltd., the holder of 4,557,143 shares of our common stock and the Company’s largest stockholder. Wembley seeks a declaratory judgment that neither Pro Air, Inc., which was declared bankrupt in 2003, nor Shire, its assignee, ever acquired an ownership interest in 1.1 million of these shares which are currently and have been held of record continuously by Wembley. Shire disputes this contention and indicates that it will seek recovery (a) against Wembley and, if Wembley is unable to satisfy any such judgment, (b) against the Company for as much as $200 million in alleged consequential damages resulting from its and/or Pro Air’s inability to own and sell the Company shares, if and to the extent that the Company acted in concert with Wembley “to thwart the (allegedly) rightful transfer” of the Company shares to which Shire makes claim.

     The Company believes that this dispute is between Wembley and Shire. Accordingly, should such a claim be forthcoming, the Company intends to defend itself vigorously. Upon conclusion of the merger, the Company expects to request all the Company stockholders to surrender their certificates for cancellation in exchange for payment of the merger consideration. The Company intends to pay the merger consideration to whichever of the parties (Wembley or Shire) submits, in the form required for “good delivery, ” the stock certificate in controversy.

     The Fort Worth District Office of the Securities and Exchange Commission has inquired of the Company about a sale of its common stock in late September 2003 by a former non-U.S.-resident Company director. The shares were sold through a brokerage account on which the Company’s president and chief executive officer was listed as a contact person, without any beneficial or other interest. The sale was made shortly before the Company announced it would not meet earnings expectations. The chief executive officer has informed the Company that he has no reason to believe that the non-resident former director, who left the Board several years ago, possessed any non-public information at the time of sale. The Company has voluntarily produced information and documents in connection with the former director’s sale, as requested by the Securities and Exchange Commission in November 2003 and January 2004. The Company has no knowledge of any wrongdoing on its part or that of any affiliates, officer or the former director and intends to continue to cooperate fully in respect of this inquiry.

     The Company is involved in other litigation arising in the ordinary course of business, which in the opinion of management will not have a material adverse effect on the Company’s financial position or results of operations.

ITEM 4. Submission of Matters to a Vote of Security Holders.

     The Company did not submit any matters to a vote of its security holders during the fourth quarter of 2003.

PART II

ITEM 5. Market for the Registrant’s Common Equity and Related Stockholder Matters.

     The common stock of the Company trades on the New York Stock Exchange under the symbol GSE. The following table shows the quarterly range of high and low sale prices for the stock through March 5, 2004.

			Year Ended December 31,
	Through
	March 5, 2004		2003		2002

	High	Low	High	Low	High	Low

First Quarter	19.00	15.30	9.48	8.41	7.30	2.72
Second Quarter	—	—	15.64	9.15	8.95	6.20
Third Quarter	—	—	18.25	12.50	8.58	6.76
Fourth Quarter	—	—	21.50	15.13	10.00	7.38

     The approximate number of record holders of the Company’s common stock at December 31, 2003 was 233. Management estimates that the aggregate number of beneficial holders exceeds 1,700.

     The Company does not currently intend to declare or pay dividends on its Common Stock and expects to retain funds generated by operations for the development and growth of the Company’s business. The Company’s future dividend policy will be determined by the Company’s Board of Directors on the basis of various factors, including among other things, the Company’s financial condition, cash flows from operations, the level of its capital expenditures, its future business prospects, the requirements of Delaware law and any restrictions imposed by the Company’s credit facilities. (See Management’s Discussion and Analysis of Results of Operations and Financial Condition – Liquidity and Capital Resources.)

ITEM 6. Selected Financial Data.
(in thousands, except per share amounts)

	Year Ended December 31,

	2003	2002	2001	2000	1999

INCOME STATEMENT DATA:
Sales and operating revenue	$274,618	$266,970	$173,409	$191,320	$178,569
Gross profit	59,159	56,644	28,804	32,579	35,921
Operating income	30,208	24,233	3,389	6,792	9,904
Interest expense, net	2,064	2,379	1,248	1,354	1,716
Income before income taxes	31,519	21,258	2,600	5,965	8,461
Net income before extraordinary items	20,771	12,890	1,378	3,638	4,907
Extraordinary items	—	25,966	—	—	—
Net income	20,771	38,856	1,378	3,638	4,907
Basic earnings per common share
Before extraordinary items	1.81	1.15	.12	.31	.38
Extraordinary items	—	2.32	—	—	—
Basic earnings per common share	1.81	3.47	.12	.31	.38
Diluted earnings per common share
Before extraordinary items	1.72	1.11	.12	.31	.38
Extraordinary items	—	2.23	—	—	—
Diluted earnings per common share	1.72	3.34	.12	.31	.38
BALANCE SHEET DATA:
Working capital	$92,452	$92,265	$48,021	$51,949	$60,715
Total assets	213,503	202,310	145,611	148,563	161,697
Total debt	16,722	21,602	25,801	26,530	31,360
Stockholders’ equity	157,157	132,431	90,434	89,308	93,271

     See Note 10 to the Notes to Consolidated Financial Statements and Item 7 (Management’s Discussion and Analysis of Results of Operations and Financial Condition) below for information relating to the Company’s acquisition of Serrot in February, 2002.

ITEM 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition.

Proposed Merger

     On December 31, 2003, the Company entered into a Plan and Agreement of Merger (the “Merger Agreement”) with GEO Sub Corp., a Delaware corporation and GEO Holdings Corp. (“GEO Holdings”), a Delaware corporation. GEO Sub Corp. is a wholly-owned subsidiary of GEO Holdings, and GEO Holdings is a newly formed entity controlled by CHS IV. Except as contemplated by the terms of the merger agreement and the related transactions, CHS IV does not have any relationship with the Company, its affiliates or its Board of Directors.

     Under the Merger Agreement, each outstanding share of the Company’s common stock will be converted into the right to receive $18.50 in cash, without interest. The Merger Agreement provides for the merger of GEO Sub Corp. with and into the Company, with the Company as the surviving corporation. Upon completion of the merger, all of the Company’s outstanding stock, par value $0.01 per share, will be owned by GEO Holdings.

     A portion of certain of the Company’s officers’ outstanding options to acquire shares of the Company’s common stock will be converted into options to purchase shares of GEO Holdings estimated to represent approximately 8% of GEO Holdings’ fully-diluted shares immediately after completion of the merger. All other outstanding options to purchase the Company’s common stock will be converted into cash in an amount equal to their “in the money” value.

     Immediately following the consummation of the merger and related financing transactions, it is expected that the equity owners of GEO Holdings will be CHS IV, the identified officers who are converting options, and certain co-investors. Any co-investors will not have been affiliated with the Company, its affiliates or its Board of Directors prior to the merger, and may own, collectively, up to 2% of GEO Holdings common stock.

     The merger is conditioned upon GEO Holdings’ conclusion of certain related financing arrangements, approval by the holders of the Company’s common stock, clearance under certain federal and foreign antitrust laws, and other customary closing conditions. If all conditions are satisfied, a closing later this year is anticipated, but cannot be assured. On December 31, 2003, the holder of approximately 40% of the Company’s common stock entered into a Voting Agreement agreeing to support the proposed merger. See Item 3. Legal Proceedings for a discussion of Wembley Ltd.’s dispute with Shire Equipment Leasing Corporation.

Results of Operations

Year Ended December 31, 2003 Versus Year Ended December 31, 2002

     The Company’s sales and operating revenue of $274,618,000 increased $7,648,000, or 2.9%, in 2003 from the $266,970,000 reported in 2002. A change in the U.S. dollar value of the Company’s foreign entity functional currencies increased year 2003 sales and operating revenue by $10,378,000. Units shipped also increased 4% in 2003 from 2002. Offsetting these increases were sales and operating revenues of operations sold or discontinued in 2002 of $5,791,000 and lower installation prices. Sales to the U.S. market were $161,112,000 in 2003, compared with $165,680,000 in 2002. The decrease in U.S. revenues was primarily the result of lower installation prices, and a 2% decrease in units shipped. Sales and operating revenue in foreign markets were $113,506,000 in 2003, compared with $101,290,000 in 2002. Foreign sales were $12,216,000 higher in the year 2003 from the increase in the dollar value of local functional currencies and from 10% more units shipped, mostly into lower price markets. About one-half of the increased shipments resulted from the acquisition of the remaining 50% of the Company’s Egyptian joint ventures and the resulting consolidation of this operation in January 2003.

     Gross profit was $59,159,000 in 2003 compared to $56,644,000 in 2002. A change in the U.S. dollar value of the Company’s foreign entity functional currencies increased year 2003 gross profit by $2,359,000. Gross profit in 2002 included $745,000 from operations sold or discontinued during that year. Gross profit as a percentage of sales was 21.5% in 2003 compared to 21.2% in 2002. U.S. 2003 gross profit of $31,566,000 was virtually the same as the year 2002. Foreign gross profit was $27,593,000 compared to $25,115,000 in 2002. Foreign gross profit included $2,359,000 of benefit from the changes in U.S. dollar value of foreign entity functional currency.

     Selling, general and administrative (SG&A) expenses of $28,951,000 were $243,000 lower in 2003 than in 2002. The change in U.S. dollar value of foreign functional currencies increased SG&A expenses by $1,081,000. Last year’s amount included $1,924,000 in operations sold or discontinued. The net increase was beneficially influenced by continued synergy benefits of the Serrot International, Inc. (Serrot) acquisition in 2002.

     Interest expense of $2,573,000 was $342,000 lower in 2003 than in 2002. This decrease was the result of reductions of term debt throughout 2003.

     Interest income was $27,000 lower in 2003 than 2002. This decrease was primarily the result of lower yields on invested cash.

     The Company recorded a gain on foreign exchange of $212,000 compared to a gain of $1,687,000 in the year 2002. The 2002 gain was primarily on Euro notes from the Company’s European subsidiaries acquired with the Serrot acquisition whose balances were lowered in 2003.

     The Company recorded other income of $3,296,000 in 2003, primarily from gains recognized on the sale of assets acquired in the Serrot acquisition of $3,414,000. Other expenses of $1,967,000 in 2002 were from a loss of $483,000 from its equity interest in Egypt, write off of equipment held for resale in the amount of $600,000, letter of credit and loan commitment fees of $230,000, and $1,278,000 of net costs associated with the early extinguishment of debt. These 2002 expenses were offset by gains from the sale of assets of approximately $600,000.

     Earnings were reduced for minority interest of $133,000 in 2003. This was the minority owners’ 49% share of earnings of the Company’s Canadian joint venture.

     The Company’s provision for income taxes was $10,748,000 in 2003 compared with $8,368,000 in 2002. The tax provision in both years was provided at statutory rates adjusted for permanent differences. The effective rate for 2003 was 34% compared to 39% in 2002. The 2003 lower rate included the benefits of foreign entity tax differentials created by the benefits of dividends from foreign operations, exchange losses on U.S. dollar accounts in foreign operations, and a Serrot acquisition tax settlement.

Year Ended December 31, 2002 Versus Year Ended December 31, 2001

     The Company’s sales and operating revenue of $266,970,000 increased $93,561,000, or 54%, in 2002 from the $173,409,000 reported in 2001. A change in the U.S. dollar value of the Company’s foreign entity functional currencies increased year 2002 sales and operating revenue by $7,708,000. Units shipped increased 52% in 2002 from 2001. Increased volume resulted from the acquisition of Serrot on February 4, 2002. Sales to the U.S. market were $165,680,000 in 2002 compared with $93,136,000 in 2001. The increased revenue was the result of a 75% increase in units shipped. Sales and operating revenue in foreign markets were $101,290,000 in 2002 compared with $80,273,000 in 2001. Foreign units shipped were up 34% in 2002 compared to 2001.

     Gross profit was $56,644,000 in 2002 compared to $28,804,000 in 2001. A change in U.S. dollar value of the Company’s foreign entity functional currencies increased year 2002 gross profit by $904,000. In addition, increased gross profit resulted from more units shipped at marginal cost. On February 4, 2002, the Company purchased Serrot and relocated Serrot’s U.S. production into GSE’s U.S. plants reducing the Company’s fixed cost per unit. The spreading of GSE’s fixed cost by consolidating U.S. production and improved margins in foreign locations increased gross profit margin to 21.2% of sales in 2002 from 16.6% of sales in 2001. U.S. gross profit margin was up over two percentage points. This increase was primarily due to the effects of reduced fixed costs per unit associated with the 52% increase in units shipped from consolidated production facilities. Foreign operations gross profit margin was up six percentage points. This increase was primarily due to the effects of increased product sales and improved installation margins.

     Selling, general and administrative expenses of $29,194,000 were $5,104,000 higher in 2002 than in 2001. An increase of $360,000 was due to an increase in the dollar value of local foreign currencies. The Company’s North American operations increased its costs $3,103,000 due to the addition of Serrot’s U.S. business. Expenses increased $2,001,000 in the Company’s foreign operating units primarily due to the cost of operating duplicate operations acquired with the Serrot acquisition in Europe.

     Expenses related to the Serrot acquisition include expenses the Company incurred to relocate inventory and equipment from facilities acquired from Serrot to its locations in Houston, Texas, and Kingstree, South Carolina, certain legal and professional costs, exit costs related to the closing of the plant in Calgary, and bonuses paid for the attainment of synergy savings during 2002. For the year, the Company incurred $981,000 to relocate equipment, non-recurring legal and professional costs of $336,000, $700,000 for the Calgary exit costs and $1,200,000 for the synergy bonus.

     Interest expense of $2,915,000 was $1,206,000 higher in 2002 than in 2001. This increase was the result of refinancing the Company’s debt to acquire Serrot, increasing available credit lines and the inclusion of $695,000 of amortization of financing cost associated with the refinancing.

     Interest income was $75,000 higher in 2002 than 2001. This increase was primarily the result of interest received on notes receivable purchased with the Serrot acquisition as interest on surplus cash balances was lower.

     The Company recorded a gain on foreign exchange of $1,687,000 compared to a loss of $243,000 in the year 2001. The gain was primarily on Euro notes from the Company’s European subsidiaries acquired with the Serrot acquisition.

     The Company recorded other expense of $1,967,000 in 2002 compared with other income of $702,000 in 2001. The Company recorded a loss of $483,000 from its 50% equity interest in Egypt compared to earnings of $126,000 in 2001. This loss was the result of bad debt provisions recorded in Egypt. The Company also wrote off $600,000 of equipment held for resale. Other expenses also included letter of credit and loan commitment fees of $230,000, and $1,278,000 of net costs associated with the early extinguishment of debt. These expenses were offset by gains from the sale of assets of approximately $600,000.

     Earnings were reduced for minority interest of $316,000 in 2002. This was the minority owners’ share of earnings of the Company’s Canadian joint venture acquired with Serrot.

     The Company’s provision for income taxes was $8,368,000 in 2002 compared with $1,222,000 in 2001. The tax provision in both years was provided at statutory rates adjusted for permanent differences. The effective rate for 2002 was 39% compared to 47% in 2001. The higher prior year’s rate was caused by the Company’s lower profit in the U.S., higher profits in Germany and the non-amortization provisions of goodwill in accordance with SFAS 142 for book purposes in 2002.

     The extraordinary gain from the Serrot acquisition of $25,966,000 represents the excess of the fair value of assets acquired from Serrot of $55,820,000 over the purchase price of $11,969,000 after allocation of $17,885,000 to Serrot’s long-lived assets net of their associated tax benefits under the purchase method of accounting.

Liquidity and Capital Resources

Overview

     The Company’s primary sources of liquidity in 2003 were cash generated from operations and cash on hand. At December 31, 2003, the Company had working capital of $92,452,000 of which $47,899,000 was cash and cash equivalent investments. The Company’s operating results and liquidity are normally reduced in the first quarter as both product deliveries and installations are at their lowest levels due to inclement weather experienced in the Northern Hemisphere. The Company believes that it has sufficient funds (on hand and expected from future operations) and adequate financial resources available to meet its anticipated liquidity needs including anticipated requirements for working capital, capital expenditures, and debt service in 2004.

     Total capitalization as of December 31, 2003 was $173,879,000, consisting of total debt of $16,722,000 and equity of $157,157,000. The debt-to-capitalization ratio at December 31, 2003 was 10% compared to 14% at the end of fiscal year 2002. The decrease in the debt-to-capitalization ratio was primarily the result of net earnings during fiscal year 2003 and a decrease in total debt of $4,880,000.

     In January 2003, the Company purchased the remaining 50% of its Egyptian joint ventures for a price of $3,792,000, net of acquired cash. The Company also agreed to purchase a second geomembrane manufacturing line, previously under lease to the joint venture, for $950,000 that will be completed in the first quarter of 2004. In December 2003, the Company entered into an agreement to purchase real property and a manufacturing facility in Egypt for $855,000.

     The Company’s capital expenditure budget for 2004 is $7,700,000, which includes commitments of $3,060,000 to expand or upgrade manufacturing facilities in Egypt and Thailand (including the $950,000 purchase of a second geomembrane manufacturing line). The Company believes the Middle East and Far East, as well as Eastern Europe, are markets with growth opportunities because of population growth, increased living standards and adoption of environmental legislation. The $3,060,000 of commitments are expected to be funded with cash on hand or through local foreign borrowings.

     On January 6, 2003, a judgment was entered against the Company in the United States District court for the Northern District of Texas for damages arising out of the alleged patent infringement activities of Serrot conducted prior to the acquisition of Serrot by the Company. The jury in Dallas determined that Serrot had willfully infringed upon two patents held by Poly-America, L.P., one for the manufacturing process and a second patent for the smooth edge textured sheet produced on round die blown film manufacturing equipment. On August 28, 2003, the court issued an opinion and order on post trial motions, including a reduced judgment in the amount of $11,965,158, together with prejudgment interest in the sum of $3,081,050, post-judgment interest at the rate of 1.29% per annum, and taxable costs of the court. The court denied the request of Poly-America, L.P. for treble damages and attorneys’ fees. The Company posted an amended $18,055,699 supersedeas appeal bond and entered into a Collateral Agreement with an insurance company whereby the Company deposited funds equal to the bond amount. The Collateral Agreement provides for interest on the deposited fund, which interest accrues to the Company’s benefit. On September 29, 2003, the Company filed an appeal to the U.S. District Court of Appeals for the Federal Circuit in Washington, D.C. and on December 16, 2003, filed its appeals brief. On the advice of legal counsel, the Company anticipates a favorable ruling on its appeal. However, such an outcome is not assured. No amount has been accrued for this judgment.

     The Company has a stock repurchase plan with 1,596,643 shares still authorized. The repurchase program is inactive.

     Credit Facilities

     On February 4, 2002, the Company entered into a 3-year credit agreement with Bank of America, N.A., as agent, to borrow up to $55,000,000 on a revolving basis. The amount of borrowings allowed under the credit agreement is determined by the amount of eligible receivable and inventory amounts that make up the borrowing base. Loans made pursuant to the credit agreement bear interest, at the Company’s option, at the bank’s prime rate or the reserve adjusted LIBOR plus an applicable margin based on the ratio, from time-to-time, of the Company’s EBITDA (as defined in the credit agreement) to certain “fixed charges,” including principal paid on funded debts, cash interest expense, dividends, stock repurchases and certain other distributions made, cash amount of taxes paid and net capital expenditures made from time-to-time. The applicable margin for prime rate loans may vary between 0% and .25% per annum, and the applicable margin for LIBOR-based loans may vary between 2% and 2.75% per annum. Fees will be payable from time-to-time with respect to letters of credit issued pursuant to the credit agreement at a rate equal to the margin payable with respect to LIBOR-based revolving loans. An annual commitment fee of 3/8% is payable on any unused portion of the facility. The terms of the credit agreement place various restrictions on the Company’s ability to pay dividends or make certain other payments, incur additional debt, consolidate or merge into another corporation or sell assets and to make capital expenditures. The credit agreement also requires the Company to maintain certain financial ratios and specified levels of consolidated net worth. As of December 31, 2003, the Company had $18,853,000 available under this credit agreement.

     At December 31, 2003, the Company had five local foreign credit facilities. It had credit facilities with two German banks in the amount of EUR 5,100,000. These revolving credit facilities are secured by a corporate guarantee and bear interest at various market rates. These credit facilities are used primarily to guarantee the performance of European installation contracts and temporary working capital requirements. At December 31, 2003, the Company had EUR 3,064,000 available under these credit facilities with EUR 2,036,000 of bank guarantees outstanding. The Company had two credit facilities with an Egyptian bank in the amount of £E 15,000,000. These credit facilities bear interest at various market rates and are primarily for cash management purposes. At December 31, 2003, the Company had £E 15,000,000 available under these credit facilities. The Company had a credit facility with a Canadian bank in the amount of Canadian Dollar 500,000 that bears interest at market rate, secured by working capital. At December 31, 2003, the Company had the full amount available under this line.

     At December 31, 2003, the Company’s balance outstanding under a note agreement entered into on February 4, 2002 was $16,722,000. This three-year term loan, originally in the amount of $25,000,000, was paid on January 20, 2004. This debt was paid off to decrease interest expense and remove the restrictive covenants of the note.

     Sources and Uses of Cash

     Cash provided by operating activities during 2003 was $16,845,000 compared to $36,626,000 in the prior year. The decrease was primarily from restricting $18,056,000 of cash as security for the supersedeas appeal bond in the Poly-America case.

     Cash used by investing activities during 2003 was $6,610,000, compared to $6,048,000 in the prior year. Cash of $6,824,000 was used for capital expenditures and the proceeds from fixed assets sold were $4,006,000. The Company expended net cash of $3,792,000 for the 50% Egyptian joint venture-interest in 2003.

     Cash used in financing activities during 2003 was $4,693,000 compared to $4,843,000 in the prior year, primarily for scheduled debt repayments.

Contractual Obligations and Commercial Commitments

     The following table represents information, as of December 31, 2003, concerning the Company’s unconditional obligations and commitments to make future payments under contracts with remaining terms in excess of one year, such as debt and lease agreements, and under contingent commitments.

Contractual Cash
Obligations	Total		Less Than One Year	1-3 Years	4-5 Years	After 5 Years

Long-term Debt	$16,722,000	(1)	$4,914,000	$11,808,000	—	—
Operating Leases	1,541,000		694,000	842,000	$5,000	—
Purchase Obligations(2)	3,060,000		3,060,000	—	—	—
Other Long-Term
Liabilities
Reflected in the Balance Sheet(3)	1,189,000		180,000	540,000	360,000	$109,000

Total	$22,512,000		$8,848,000	$13,190,000	$365,000	$109,000

Other Commercial
Obligations	Total	Less Than One Year	1-3 Years	4-5 Years	After 5 Years

Letters of Credit	$2,038,000	$2,038,000	—	—	—
Bank Guarantees	5,353,000	$2,926,000	$2,427,000	—	—

Total	$7,391,000	$4,964,000	$2,427,000	—	—

(1)	Paid off in full on January 20, 2004.

(2)	Represents commitments to purchase a machine in Egypt for $950,000, to construct a building in Egypt for $684,000, and the remaining estimated costs to expand the plant in Thailand of $1,426,000. The costs for the Thailand plant may be terminated without penalty.

(3)	Represents estimated payments due for the German pension obligation, more fully described in Note 16 of the Notes to the Consolidated Financial Statements.

Critical Accounting Policies and Estimates

     The Company’s discussion and analysis of financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, management evaluates estimates, including those related to bad debts, inventory obsolescence, investments, intangible assets and goodwill, income taxes, financing operations, workers’ compensation insurance, pension benefits and contingent liabilities. Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from the estimates used in preparing the consolidated financial statements contained herein.

     The Company believes the following are its most critical accounting policies. Senior management of the Company has discussed the development and selection of these policies and related disclosure with the audit committee. These policies require significant judgmental estimates used in the preparation of its consolidated financial statements, based on historical experience and assumptions related to certain factors including competitive market factors, worldwide manufacturing capacity in the industry, general economic conditions around the world and governmental regulation and supervision. There have been no significant changes to the Company’s critical accounting estimates during any of the periods in the three years ended December 31, 2003.

     Allowance for doubtful accounts – The Company establishes reserves for doubtful accounts on a case-by-case basis when it is believed that the required payment of specific amounts owed to the Company is unlikely to occur. The Company derives a majority of its revenue from sales and services to domestic and international municipal and private companies engaged in waste management, mining, water and wastewater treatment, aquaculture and other industrial activities. The Company has receivables from customers in various countries. The Company generally does not require collateral or other security to support customer receivables. If the customers’ financial condition were to deteriorate or their access to freely convertible currency was restricted, resulting in impairment of their ability to make the required payments, additional allowances may be required.

     Warranty Reserve – The Company’s products carry specified limited warranties as to quality and workmanship. The Company established a reserve for potential warranty claims based on history of claims experience. The Company has no assurance that historical trends will continue and if trends are different than the estimates used, it could have an effect on the Company’s results of operations and financial position.

     Revenue recognition and job loss accrual – For products sold directly to customers, the Company recognizes revenues when products are shipped, title and risk of loss passes to the buyer, the Company has no further obligation to the buyer, and collectibility is reasonably assured. For installation contracts, revenues are recognized on the percentage of completion method in accordance with the American Institute of Certified Public Accountants Statement of Position (SOP) 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” The Company recognizes revenue on signed contracts and approved change orders. The Company does not recognize revenues on claims until claims are approved in writing and collectibility of such claims are assured. Percentage of completion is measured on the percentage of costs incurred to total estimated costs for each contract. The Company’s installation projects are reviewed for profitability on a monthly basis. When it has been determined that a project will generate a loss for the Company, the Company estimates that loss and books a reserve for the total expected loss on the job.

     Goodwill impairment – The Company performs a test for impairment of goodwill annually as of October 1, as prescribed by adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangibles. Fair value of the Company’s reporting units is based on estimated discounted cash flows. Changes in assumptions used in the fair value calculation could result in an estimated reporting unit fair value that is below the carrying value, which may give rise to an impairment of goodwill. In addition to the annual review, the Company also tests for impairment should an event occur or circumstances change that may indicate a reduction in the fair value of a reporting unit below its carrying value.

     Property, plant and equipment – The Company determines the carrying value of property, plant and equipment based on the Company’s accounting policies, which incorporate estimates, assumptions and judgments relative to capitalized costs, useful lives and salvage value of the asset. The Company reviews property, plant and equipment for impairment when events or changes in circumstances indicate the carrying value of such assets may be impaired. Asset impairment evaluations are based on estimated undiscounted cash flows for the assets being evaluated. The estimates, assumptions and judgments used in the application of property and equipment and asset impairment accounting policies reflect both historical experience and expectations regarding future industry conditions and operations. Using different estimates, assumptions and judgments, especially those involving the useful lives of the plants and expectations regarding future industry conditions and operations, would result in different carrying values of assets and results of operations.

     Contingent liabilities – The Company establishes reserves for estimated loss contingencies when the Company believes a loss is probable and the amount of the loss can be reasonably estimated. Revisions to contingent liabilities are reflected in income in the period in which the different facts or information becomes known or circumstances change that affect previous assumptions with respect to the likelihood or amount of loss. Reserves for contingent liabilities are based upon the Company’s assumptions and estimates regarding the probable outcome of the matter. Should the outcome differ from the assumptions and estimates, revisions to the estimated reserves for contingent liabilities would be required.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk.

     The Company’s exposure to interest rate market risk is limited to credit facilities that bear interest at floating rates. As of December 31, 2003, there was no balance outstanding under the Company’s revolving credit facilities. A change in interest rates would have no material impact on the Company’s earnings because the Company does not anticipate significant borrowings under these credit facilities.

     The Company operates outside of the United States through foreign subsidiaries in Germany, England, Australia and Egypt that use a foreign currency as there functional currency. Foreign subsidiaries may enter into sales, installation or purchase contracts that are denominated in currencies different than the subsidiaries functional currency. The Company recognizes that its international operations are subject to the risk of foreign currency fluctuations not present in domestic operations. As a result, the Company’s financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company distributes or installs its products. However, currency losses from sales, installation or purchase obligation in non functional currencies have not been material to the Company’s operations as a whole.

     The Company does financing transactions with and between its foreign subsidiaries from time to time, and foreign operations pay dividends to their U.S. parent. These transactions are normally in the currency of the lending or dividend paying entity and involve foreign currency risk.

     The Company has generally not entered into hedging transactions to mitigate the effect of changes in currency exchange rates on the Company’s financial results.

     The Company translates its non U.S. dollar functional currency subsidiaries into U.S. dollars each month based on the current exchange rates. Any change in the exchange rates has an impact on the Company’s consolidated financial statements. When the U.S. dollar strengthens vs. the foreign currency being translated the consolidated results are negatively impacted, and when the U.S. dollar weakens versus the foreign currency the Company consolidated results favorably impacted.

     The Company routinely enters into fixed price contracts with commencement of performance dates spread throughout the year. Due to the nature of the construction business into which products are sold, the Company has limited contractual means of passing through resin price increases. The Company believes that it successfully manages this risk by:

a)	setting expiration dates on bids,

b)	negotiating delays in announced resin price increases,

c)	carrying inventory to meet expected demand, and

d)	planning and staying informed on economic factors influencing resin prices.

     The Company does not enter into purchase contracts for the future delivery of raw materials.

ITEM 8. Consolidated Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
Gundle/SLT Environmental, Inc.

     We have audited the accompanying consolidated balance sheets of Gundle/SLT Environmental, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gundle/SLT Environmental, Inc. at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note 2 to the consolidated financial statements, in the year ended December 31, 2002, the Company changed its method of accounting and reporting goodwill to conform to Statement of Financial Accounting Standards 142 – “Goodwill and Other Intangible Assets.”

ERNST & YOUNG LLP

Houston, Texas
January 28, 2004

GUNDLE/SLT ENVIRONMENTAL, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands except per share amounts)

	December 31,

	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$47,899	$42,264
Accounts receivable:
Trade, net	44,750	51,669
Other	1,810	4,046
Contracts in progress	711	2,043
Inventory	33,231	27,352
Deferred income taxes	5,587	9,366
Prepaid expenses and other	604	5,260

Total current assets	134,592	142,000
Property, plant and equipment, net	33,131	33,011
Excess of purchase price over fair value of net assets acquired, net	23,365	22,529
Deferred income taxes	2,127	545
Restricted cash	18,056	—
Other assets	2,232	4,225

	$213,503	$202,310

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$33,013	$37,920
Advance billings on contracts in progress	2,781	5,173
Current portion of long-term debt	4,914	4,690
Income taxes payable	1,432	1,952

Total current liabilities	42,140	49,735
Deferred income taxes	—	252
Long-term debt	11,808	16,912
Minority interest	1,209	1,614
Other liabilities	1,189	1,366
Stockholders’ equity:
Preferred stock, $1.00 par value, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 30,000,000 shares authorized, 18,619,668 and 18,437,156 shares issued	186	184
Additional paid-in capital	72,756	70,763
Retained earnings	119,920	99,149
Accumulated other comprehensive income	1,870	(487)

	194,732	169,609
Treasury stock at cost, 7,089,261 shares and 7,066,261 shares	(37,575)	(37,178)

Total stockholders’ equity	157,157	132,431

	$213,503	$202,310

The accompanying notes are an integral part of these consolidated financial statements.

GUNDLE/SLT ENVIRONMENTAL, INC.

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Year Ended December 31,

	2003	2002	2001

Sales and operating revenue	$274,618	$266,970	$173,409
Cost of products and services	215,459	210,326	144,605

Gross profit	59,159	56,644	28,804
Selling, general and administrative expenses	28,951	29,194	24,090
Amortization of goodwill	—	—	1,325
Expenses related to the Serrot acquisition	—	3,217	—

Operating income	30,208	24,233	3,389
Other expenses:
Interest expense	2,573	2,915	1,709
Interest income	(509)	(536)	(461)
Foreign exchange (gain) loss	(212)	(1,687)	243
Other (income) expense, net	(3,296)	1,967	(702)
Minority interest	133	316	—

Income before income taxes	31,519	21,258	2,600
Provision for income taxes	10,748	8,368	1,222

Net income before extraordinary items	20,771	12,890	1,378
Extraordinary gain – Serrot acquisition	—	25,966	—

Net income	$20,771	$38,856	$1,378

Basic earnings per common share:
Before extraordinary items, net of tax	$1.81	$1.15	$0.12
Extraordinary gain – Serrot acquisition	—	2.32	—

Basic earnings per common share	$1.81	$3.47	$0.12

Diluted earnings per common share:
Before extraordinary items, net of tax	$1.72	$1.11	$0.12
Extraordinary gain – Serrot acquisition	—	2.23	—

Diluted earnings per common share	$1.72	$3.34	$0.12

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

					Accumulated
	Common Stock		Additional		Other	Treasury Stock
			Paid in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income	Shares	Amount	Total

Balance at December 31, 2000	18,104	$181	$69,364	$58,915	$(2,048)	7,041	$(37,104)	$89,308
Net income	—	—	—	1,378	—	—	—	1,378
Cumulative translation Adjustment	—	—	—	—	(194)	—	—	(194)

Comprehensive Income	—	—	—	—	—	—	—	1,184

Restricted stock grant	—	—		—	—		—	—
Purchases under the Employee Stock Purchase Plan	6	2	14	—	—	—	—	16
Treasury stock purchases	—	—	—	—	—	25	(74)	(74)

Balance at December 31, 2001	18,110	183	69,378	60,293	(2,242)	7,066	(37,178)	90,434
Net Income	—	—	—	38,856	—	—	—	38,856
Cumulative translation adjustment	—	—	—	—	1,755	—	—	1,755

Comprehensive Income	—	—	—	—	—	—	—	40,611

Exercise of stock options	317	1	1,362	—	—	—	—	1,363
Purchases under the Employee Stock Purchase Plan	10	—	23	—	—	—	—	23
Treasury stock purchases	—	—	—	—	—	—	—	—

Balance at December 31, 2002	18,437	184	70,763	99,149	(487)	7,066	(37,178)	132,431
Net Income	—	—	—	20,771	—	—	—	20,771
Cumulative translation adjustment	—	—	—	—	2,357	—	—	2,357

Comprehensive Income	—	—	—	—	—	—	—	23,128

Exercise and extension of stock options	178	2	1,970	—	—	—	—	1,972
Purchases under the Employee Stock Purchase Plan	4	—	23	—	—	—	—	23
Treasury stock purchases	—	—	—	—	—	23	(397)	(397)

Balance at December 31, 2003	18,619	$186	$72,756	$119,920	$1,870	7,089	$(37,575)	$157,157

The accompanying notes are an integral part of these consolidated financial statements.

GUNDLE/SLT ENVIRONMENTAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,

	2003	2002	2001

Cash flows from operating activities:
Net income	$20,771	$38,856	$1,378
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	8,503	7,916	8,164
Amortization of goodwill	—	—	1,325
Amortization of non-compete agreement	106	—	—
Amortization of debt issuance costs	679	695	20
Minority interest	133	316	—
Deferred income taxes	1757	5,955	974
(Gain) on sale of assets	(3,431)	(850)	(82)
(Gain) on sale of joint venture interest	—	(51)	—
(Gain) on purchase of Serrot	—	(25,966)	—
(Gain) on hedge	—	(290)	—
Equity in affiliates and other	(934)	608	(229)
Increase (decrease) in cash due to changes in assets and Liabilities, net of acquisition:
Accounts receivable, net	14,148	16,335	4,695
Costs and estimated earnings in excess of billings on contracts in progress	1,476	1,450	472
Inventory	(2,847)	(2,957)	138
Prepaid expenses and other, net	1,140	189	(851)
Accounts payable and accrued liabilities	(3,915)	(8,863)	1,518
Advance billings on contracts in progress	(2,592)	3,199	(573)
Income taxes payable	(93)	84	(1,161)
Cash restricted for supersedeas bond	(18,056)	—	—

Net cash provided by operating activities	16,845	36,626	15,788

Cash flows from investing activities:
Additions to property, plant and equipment	(6,824)	(7,315)	(9,558)
Proceeds from the sale of assets	4,006	1,299	497
Acquisition of business, net of cash acquired	(3,792)	775	—
Sale of joint venture interest, net of cash sold	—	(957)	—
Other	—	150	—

Net cash used for investing activities	(6,610)	(6,048)	(9,061)

Cash flows from financing activities:
Revolver	—	(5,000)	5,000
Payment of financing fees	—	(2,037)	—
Repayments of long-term debt	(4,941)	(24,363)	(5,674)
Proceeds of new debt	—	25,128	—
Proceeds from the exercise of stock options and purchases under the employee stock purchase plan	645	1,429	17
Repurchase of common stock	(397)	—	(74)

Net cash used by financing activities	(4,693)	(4,843)	(731)
Effect of exchange rate changes on cash	93	366	(1,103)

Net increase in cash and cash equivalents	5,635	26,101	4,893
Cash and cash equivalents at beginning of year	42,264	16,163	11,270

Cash and cash equivalents at end of year	$47,899	42,264	$16,163

Supplemental Cash Flow Disclosure:
Cash paid for interest	$1,901	$2,306	$2,227

Cash paid for income taxes	$5,369	$3,433	$1,404

The accompanying notes are an integral part of these consolidated financial statements.

GUNDLE/SLT ENVIRONMENTAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Nature of business—

Organization —

     Gundle/SLT Environmental, Inc. (the “Company”), a Delaware corporation, was incorporated in August 1986, and through its wholly-owned subsidiaries is primarily engaged in the manufacture, sale and installation of polyethylene lining systems.

(2) Summary of significant accounting policies —

Consolidation —

     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Investments in partially owned entities in which ownership ranges from 20 to 50 percent are accounted for using the equity method. All material intercompany balances and transactions have been eliminated.

Cash Equivalents —

     The Company considers all highly liquid short-term investments with an original maturity of three months or less to be cash equivalents.

Inventory —

     Inventory is stated at the lower of cost or market. Cost, which includes material, labor and overhead, is determined by the weighted average cost method, which approximates the first-in, first-out cost method.

     Property, plant and equipment —

     Costs of additions and major improvements are capitalized, whereas maintenance and repairs which do not improve or extend the life of the asset are charged to expense as incurred. When items are retired or otherwise disposed of, income is charged or credited for the difference between net book value and net proceeds realized thereon. Interest costs incurred in construction of assets are capitalized and depreciated over the useful life of the asset. Depreciation is computed using the straight-line method, based on the estimated useful lives of the assets. Total repairs and maintenance expense during 2003, 2002 and 2001 was $4,345,000, $4,945,000, and $2,569,000, respectively.

     Excess of purchase price over fair value of net assets acquired —

     Prior to the adoption of Financial Accounting Standards Board SFAS No. 142, “Goodwill and Other Intangible Assets”, the excess of the aggregate price paid by the Company in the acquisition of businesses, accounted for as a purchase, over the fair market value of the net assets acquired was amortized on a straight-line basis over periods not exceeding 40 years. During the second quarter of 2002, the Company completed its implementation of SFAS 142 and performed the initial test of impairment of goodwill on its reporting unit. The test was applied utilizing the estimated fair value of the reporting unit as of January 1, 2002 and was determined based on estimated discounted cash flow. There was no goodwill impairment in the Company’s reporting unit upon the adoption of SFAS 142.

     As of October 1, 2003, the Company performed its annual impairment test as required by SFAS 142. The annual impairment test resulted in no goodwill impairment in the Company’s reporting unit.

     Net income for the three years in the period ended December 31, 2003, adjusted for goodwill amortization, was as follows:

	Year Ended December 31,
	2003	2002	2001
Reported net income before extraordinary items	$20,771	$12,890	$1,378
Goodwill amortization, net of tax	—	—	800

Adjusted net income before extraordinary items	$20,771	12,890	2,178
Extraordinary items, net of tax	—	25,966	—

Adjusted net income	$20,771	$38,856	$2,178

Basic earnings per common share:
Reported basic earnings per common share before extraordinary items	$1.81	$1.15	$0.12
Goodwill amortization	—	—	0.07

Adjusted basic earnings per common share before extraordinary items	1.81	1.15	0.19
Extraordinary items	—	2.32	—

Adjusted basic earnings per common share	$1.81	$3.47	$0.19

Diluted earnings per common share:
Reported diluted earnings per common share before extraordinary items	$1.72	$1.11	$0.12
Goodwill amortization	—	—	0.07

Adjusted diluted earnings per common share before extraordinary items	1.72	1.11	0.19
Extraordinary items	—	2.23	—

Adjusted diluted earnings per common share	$1.72	$3.34	$0.19

     Revenue and cost recognition —

     For products sold directly to customers, the Company recognizes revenues when products are shipped, title and risk of loss passes to the buyer, the Company has no further obligation to the buyer, and collectibility is reasonably assured. For installation contracts, revenues are recognized on the percentage of completion method in accordance with the American Institute of Certified Public Accountants Statement of Position (SOP) 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” The Company recognizes revenue on signed contracts and approved change orders. The Company does not recognize revenues on claims until claims are approved in writing and collectibility of such claims are assured. Percentage of completion is measured on the percentage of costs incurred to total estimated costs for each contract.

     Cost of sales includes all direct material and labor costs, and indirect costs such as indirect labor, depreciation, insurance, supplies, tools, repairs, and shipping and handling.

     Provisions for the total estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, estimated profitability and final contract settlements may result in revisions to projected costs and income and are recognized in the period in which the revisions are determined.

     The Company establishes reserves for doubtful accounts on a case-by-case basis when it is believed that the required payment of specific amounts owed to the Company is unlikely to occur. The Company derives a majority of its revenue from sales and services to domestic and international municipal and private companies engaged in waste management, mining, water and wastewater treatment, aquaculture and other industrial activities. The Company has receivables from customers in various countries. The Company generally does not require collateral or other security to support customer receivables. If the customers’ financial condition were to deteriorate or their access to freely convertible currency was restricted, resulting in impairment of their ability to make the required payments, additional allowances may be required.

     Selling, general and administrative costs are charged to expense as incurred.

     Deferred costs —

     Debt issuance costs are capitalized and amortized to interest expense using the effective interest rate method over the period the related debt is anticipated to be outstanding.

     Warranty Costs —

     The Company’s products are sold and installed with specified limited warranties as to material quality and workmanship and may extend up to 20 years. Provision for warranty costs are made based on the Company’s claims experience. The reserve for these costs is included in the self-insurance reserve (see Note 8).

     Income taxes —

     The Company follows the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are determined based on differences between the financial statements and income tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

     Foreign currency translation —

     Results of operations for foreign subsidiaries with functional currencies other than the U.S. dollar are translated using average exchange rates during the year. Assets and liabilities of these foreign subsidiaries are translated using the exchange rates in effect at the balance sheet date and the resulting translation adjustments are recognized as a separate component of stockholders’ equity. Gains and losses arising from foreign currency transactions are recognized in income as incurred.

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

     Foreign exchange contracts —

     The Company’s international operations expose the Company to foreign exchange risk. This risk is primarily associated with employee compensation costs denominated in currencies other than the U.S. dollar and with purchases from foreign suppliers. The Company uses a variety of techniques to minimize exposure to foreign exchange risk, including forward contracts and cross currency swap derivative instruments. As a matter of policy, the Company does not speculate in financial markets, and therefore does not hold these contracts for trading purposes.

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

     Gains and losses on foreign exchange derivative instruments that qualify as accounting hedges are deferred as other comprehensive income and recognized when the underlying foreign exchange exposure is realized. Gains and losses on foreign exchange derivative instruments that do not qualify as hedges for accounting purposes are recognized currently based on the change in market value of the derivative instruments. At December 31, 2003 and 2002, the Company did not have any foreign exchange derivative instruments not qualifying as accounting hedges.

     Use of estimates —

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Supplier/sources of supply —

     The Company currently purchases its raw material (polyethylene and polypropylene resins) from at least two suppliers at each location. Polyethylene resins are occasionally in short supply and are subject to substantial price fluctuation in response to market demand. The Company has not encountered any significant difficulty to date in obtaining raw materials in sufficient quantities to support its operations at current or expected near-term future levels. However, any disruption in raw material supply or abrupt increases in raw material prices could have an adverse effect upon the Company’s operations.

     Reclassifications —

     The accompanying consolidated financial statements for 2001 and 2002 contain certain reclassifications to conform to the presentation used in 2003.

     Accounting Changes —

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

     In July 2002, the FASB issued SFAS 146, Obligations Associated with Disposal Activities, which is effective for disposal activities initiated after December 31, 2002, with early application encouraged. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs in a Restructuring). Under this statement, a liability for a cost associated with an exit or disposal activity would be recognized and measured at its fair value when it is incurred rather than at the date of commitment to an exit plan. Also, severance pay would be recognized over time rather than up front provided the benefit arrangement requires employees to render service beyond a minimum retention period, which would be based on the legal notification period, or if there is no such requirement, 60 days, thereby allowing a liability to be recorded over the employees’ future service period. The Company adopted SFAS 146 effective with disposal activities initiated after December 31, 2002. The adoption had no effect on the Company’s results of operation or financial position.

     In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” The Interpretation requires certain guarantees to be recorded at fair value and also requires a guarantor to make certain disclosures regarding guarantees. The Interpretation’s initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective the Company’s first quarter of 2003. The adoption had no effect on the Company’s results of operation or financial position.

     In January 2003, FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46) which requires consolidation of variable interest entities, as defined. FIN 46, as revised, is applicable to financial statements of companies that have interests in “special purpose entities”, as defined, during 2003. FIN 46 is applicable to the financial statements of companies that have interest in all other types of entities, in the first quarter of 2004. However, disclosures are required currently if the Company expects to consolidate any variable interest entities. The Company does not currently believe that any material entities will be consolidated with the Company as a result of FIN 46.

     In May 2003, the FASB issued Statement No. 150 (FAS 150), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” FAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption had no effect on the Company’s results of operation or financial position.

     Stock-Based Compensation-

     In accordance with the provisions of SFAS 123, Accounting for Stock-based Compensation, the Company has elected to follow the Accounting Principles Board Opinion (“APB”) 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its employee stock-based compensation plans. Under APB 25, if the exercise price of employee stock options equals or exceeds the fair value of the underlying stock on the date of grant, no compensation expense is recognized.

     Had compensation expense been determined consistent with SFAS 123, the Company’s net income and income per share would have been increased to the following pro forma amounts (in millions except per share amounts):

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2003	2002	2001
Net income applicable to common stockholders
As reported	$20,771	$38,856	$1,378
Total stock-based employee compensation expense under fair value based method for all awards, net of tax	759	1,021	321

Pro forma net loss applicable to common stockholders	$20,012	$37,835	$1,057

Basic earnings per share
As reported	$1.81	$3.47	$0.12
Pro forma	$1.74	$3.38	$0.10
Diluted earnings per share
As reported	$1.72	$3.34	$0.12
Pro forma	$1.66	$3.25	$0.10

     The fair value of each option grant under the Company plans for the three years ended December 31, was estimated using the Black-Scholes options pricing model using the following weighted-average assumptions:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2003	2002	2001
Dividend yield	0.0%	0.0%	0.0%
Expected price volatility	40.0%	70.0%	45.0%
Risk-free interest rate	3.1%	3.5%	4.8%
Expected life of options (in years)	5	6	6
Weighted-average fair value of options granted	$5.73	$5.86	$1.35

(3) Proposed Merger—

     On December 31, 2003, the Company entered into a Plan and Agreement of Merger with GEO Holdings Corp. and its wholly-owned subsidiary, GEO Sub Corp. GEO Holdings Corp. and GEO Sub Corp. are both Delaware corporations affiliated with Code, Hennessy & Simmons IV LP (CHS IV) and were organized to effect the merger. Except as contemplated by the terms of the merger agreement and the related transactions, CHS IV does not have any relationship with the Company, its affiliates or its Board of Directors. Pursuant to the merger agreement, the Company agreed to merge with GEO Sub and become a wholly-owned subsidiary of GEO Holdings. Immediately after the consummation of the merger and related financing transactions, GEO Holdings will own 100% of the Company’s outstanding common stock. Immediately following the consummation of the merger and related financing transactions, it is expected that the equity owners of GEO Holdings will be CHS IV, certain of the Company’s officers who will hold options to purchase shares of GEO Holdings’ capital stock and certain co-investors. Any co-investors will not have been affiliated with the Company, its affiliates or its Board of Directors prior to the merger, and may own, collectively, up to 2% of GEO Holdings common stock. The merger is subject to various closing conditions. If all conditions are satisfied, a closing later this year is anticipated, but can not be assured.

(4) Trade receivables —

     Trade receivables consisted of the following at December 31:

	2003	2002
	(in thousands)
Direct sales	$32,486	$35,190
Contracts:
Completed	11,431	13,852
In progress	4,801	8,990
Retainage	488	1,381

	49,206	59,413
Allowance for doubtful accounts	(4,456)	(7,744)

	$44,750	$51,669

(5) Accounting for installation contracts —

     The following summarizes installation contracts in progress at December 31:

	2003	2002
	(in thousands)
Costs incurred on contracts in progress	$23,864	$55,998
Estimated earnings, net of losses	3,564	9,004

	27,428	65,002
Less — billings to date	29,498	68,132

	$(2,070)	$(3,130)

Included in the accompanying balance sheet under the following captions:
Contracts in progress	$711	$2,043
Advance billings	(2,781)	(5,173)

	$(2,070)	$(3,130)

(6) Inventory —

     Inventory consisted of the following at December 31:

	2003	2002
	(in thousands)
Raw materials and supplies	$6,197	$7,588
Finished goods	27,034	19,764

	$33,231	$27,352

(7) Property, plant and equipment —

     Property, plant and equipment consisted of the following at December 31:

	Useful	2003	2002
	lives
	Years	(in thousands)
Land		$3,939	$3,286
Buildings and improvements	10-15	22,846	20,996
Machinery and equipment	3-12	81,062	79,594
Furniture and fixtures	3-5	1,282	1,286

		109,129	105,162
Less — accumulated depreciation		(75,998)	(72,151)

		$33,131	$33,011

(8) Accounts payable and accrued liabilities —

     Accounts payable and accrued liabilities consisted of the following at December 31:

	2003	2002
	(in thousands)
Trade accounts payable	$15,981	$15,188
Self-insurance reserves	4,033	3,937
Compensation and benefits	5,636	5,975
Taxes, other than income	1,458	2,042
Accrued merger cost	498	1,997
Accrual for cost of closing Canadian plant	—	700
Other accrued liabilities	5,407	8,081

	$33,013	$37,920

(9) Long-term debt —

     Long-term debt consisted of the following at December 31:

	2003	2002
	(in thousands)
9.22% Notes due February 5, 2005, with monthly payment of principal and interest of approximately $520,000 and a balloon payment	$16,722	$21,204
8% Promissory Note due December 31, 2004, with required annual principal and interest payments of $206,000 on December 31	—	367
8% mortgage note due March 2003, with monthly payments of principal and interest of $16,513 (Canadian dollars) secured by land and buildings in Canada	—	31

	16,722	21,602
Less — current maturities	(4,914)	(4,690)

	$11,808	$16,912

     On February 4, 2002, the Company entered into a note agreement with one lender in the amount of $25,000,000. This 3-year term facility is secured by the Company’s Houston, TX, and Kingstree, SC, real properties and all of the Company’s equipment at these locations. The promissory note requires monthly payments of approximately $520,000 including interest at the rate of 9.22% and matures on February 5, 2005 with a balloon payment equal to the unpaid principal balance plus accrued and unpaid interest. The terms of the note place various restrictions on the Company’s ability to pay dividends or make certain other payments, incur additional debt, consolidate or merge into another corporation or sell assets and make capital expenditures. The note also requires the Company to maintain certain financial ratios and specified levels of consolidated net worth. On January 20, 2004, the Company paid off its 9.22% term notes due February 5, 2005. Payment of $17,498,000 included accrued interest of $85,400 and a prepayment fee of $690,600. Deferred financing costs of $735,000 will be expensed in 2004 as a result of the debt pay-off.

     On February 4, 2002, the Company entered into a 3-year credit agreement with Bank of America, N.A., as agent, to borrow up to $55,000,000 on a revolving basis. The amount of borrowings allowed under the credit agreement is determined by the amount of eligible receivable and inventory amounts that make up the borrowing base. Loans made pursuant to the credit agreement bear interest, at the Company’s option, at the bank’s prime rate or the reserve adjusted LIBOR plus an applicable margin based on the ratio, from time-to-time, of the Company’s EBITDA (as defined in the credit agreement) to certain “fixed charges,” including principal paid on funded debts, cash interest expense, dividends, stock repurchases and certain other distributions made, cash amount of taxes paid and net capital expenditures made from time-to-time. The applicable margin for prime rate loans may vary between 0% and .25% per annum, and the applicable margin for LIBOR-based loans may vary between 2% and 2.75% per annum. Fees will be payable from time-to-time with respect to letters of credit issued pursuant to the credit agreement at a rate equal to the margin payable with respect to LIBOR-based revolving loans. An annual commitment fee of 3/8% is payable on any unused portion of the facility. The terms of the credit agreement place various restrictions on the Company’s ability to pay dividends or make certain other payments, incur additional debt, consolidate or merge into another corporation or sell assets and to make capital expenditures. The credit agreement also requires the Company to maintain certain financial ratios and specified levels of consolidated net worth. This $55,000,000 credit facility replaced the Company’s $25,000,000 multi-currency revolving credit facility. As of December 31, 2003, the Company had $18,853,000 available under this credit agreement.

     To finance the Serrot acquisition in February 2002, the Company had to pay off its 7.34% notes with two lenders in the amount of $20,000,000 plus $1,500,000 of pre-tax make-whole cost to extinguish the debt. The Company recognized a loss on the extinguishment of debt of approximately $1,278,000 reported as Other Expense. The Company entered into the 3-year term facility and the credit agreement described above to complete the acquisition and to refinance the 7.34% notes.

     At December 31, 2003, the Company had five local foreign credit facilities. It had credit facilities with two German banks in the amount of EUR 5,100,000. These revolving credit facilities are secured by a corporate guarantee and bear interest at various market rates. These credit facilities are used primarily to guarantee the performance of European installation contracts and temporary working capital requirements. At December 31, 2003, the Company had EUR 3,064,000 available under these credit facilities with EUR 2,036,000 of bank guarantees outstanding. The Company had two credit facilities with an Egyptian bank in the amount of EGP (Egyptian Pounds) 15,000,000. These credit facilities bear interest at various market rates and are primarily for cash management purposes. At December 31, 2003, the Company had EGP 15,000,000 available under these credit facilities. The Company had a credit facility with a Canadian bank in the amount of Canadian dollar 500,000 that bears interest at market rate, secured by working capital. At December 31, 2003, the Company had the full amount available under this line.

     Summarized below are the maturities of long-term debt of the Company during the next five years and thereafter (in thousands) and represents the maturities on the note agreement, which was prepaid in full on January 20, 2004.

Year Ending
December 31,
2004	$4,914
2005	11,808
2006	—

(10) Business combination —

     On February 4, 2002, the Company completed the purchase of all the outstanding stock of Serrot International, Inc. (Serrot) from Waste Management Holdings, Inc. (WMI) at an adjusted purchase cost of $11,966,000, which included $338,000 of debt assumed. Serrot was also an international manufacturer and installer of geomembrane liner systems. The purchase excluded Serrot’s roofing materials business, all of its U.S. manufacturing plants and certain other assets. The total cost of the acquisition was $16,398,000, which includes the purchase price and after tax costs associated with severance, legal and closing a Serrot plant. The Company recorded the transaction using the purchase method of accounting resulting in the recognition of $25,966,000 of negative goodwill representing the excess fair value of the assets acquired over the purchase cost after its allocation to Serrot’s long-lived assets. The gain is not tax affected due to the gain being a permanent difference. The results of operations of Serrot are included in the Company’s consolidated results of operations from the date of acquisition. The negative goodwill was recognized as an extraordinary gain for the year ended December 31, 2002.

     In conjunction with the purchase, the Company established a pre-tax liability of $7,700,000 for estimated severance, legal fees, and other costs associated with the involuntary termination of 150 Serrot employees and the closing of a Serrot plant. Through December 31, 2003, approximately $7,202,000 of these costs have been paid.

     The costs summarized as follows (in thousands):

	Liability recorded	Paid in	Payable in
	with purchase	2002 & 2003	2004
Involuntary termination costs	$5,534	$5,400	$134
Other costs	$2,166	$1,802	$364

     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date of February 4, 2002 (in thousands):

Cash	$12,406
Accounts receivable, net	31,940
Inventory	6,013
Deferred tax asset	18,366
Other current assets	1,963
Real estate held for sale	1,281
Accounts payable and accrued liabilities	(20,821)
Severance and merger costs accrual	(7,700)
Long term debt	(337)
Deferred tax liability	(3,710)
Minority interest	(1,804)
Negative goodwill (recorded as extraordinary gain)	(25,966)

Cash paid for acquisition	$11,631

     Unaudited pro forma combined operating results of the Company and Serrot assuming the merger was completed as of January 1, 2002, are summarized as follows:

Year ended December 31, 2002
Sales & Operating Revenue	$275,653
Net Income Before Extraordinary Items	$10,960
Basic Earnings Per Share Before Extraordinary Items	$.98
Diluted Earnings Per Share Before Extraordinary Items	$.94

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

(11) Fair value of financial instruments —

     The Company’s financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables and debt instruments. The book values of cash and cash equivalents, trade receivables and trade payables and floating-rate debt instruments are considered to be representative of their respective fair values. The Company had $16,722,000 and $21,602,000 of fixed-rate debt instruments at December 31, 2003 and 2002 with fair values of approximately $17,825,335 and $23,408,000, respectively. The fair value of long-term debt was estimated based on quoted market prices for these or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The difference between the fair value and the carrying value represents the theoretical net discount or premium the Company would receive or have to pay to retire all debt at such date. The Company retired this debt in full on January 20, 2004, with a payment of $17,498,000.

(12) Per share information —

     The following table sets forth the weighted average shares for the computation of basic and diluted earnings per share (in thousands):

	Year Ended December 31,
	2003	2002	2001
Weighted average common shares outstanding	11,497	11,197	11,045
Dilutive securities — stock options	601	451	49

Weighted average common shares outstanding assuming full dilution	12,098	11,648	11,094

     Stock options whose exercise price was greater than the average market price of the Company’s stock during the year are not included in the calculation of weighted average common shares outstanding assuming full dilution because the effect of including those shares would be anti-dilutive.

(13) Stockholders’ equity —

     On September 18, 1998, the Company’s board of directors adopted a stock repurchase plan under which the company was authorized to repurchase up to 1,000,000 shares of its outstanding common stock in open market transactions depending on market conditions. This amount was increased to 3,000,000 as of December 31, 2000. As of December 31, 2003, stockholders’ equity included 1,404,357 shares repurchased under the plan at an aggregate cost of $4,751,000.

     The Company’s board of directors adopted a qualified employee stock purchase plan on October 16, 1991, effective January 1, 1992. The plan as subsequently amended and restated authorizes the issuance of up to 100,000 shares of common stock for purchase by participating employees, as defined in the plan, at a 15% discount from the market price through December 1, 2006. As of December 31, 2003 and 2002, 67,193 and 62,931 shares, respectively, had been issued under this plan. During January 2004, the Company issued an additional 2,031 shares under this plan. After this issuance of shares, the employee stock purchase plan was terminated.

     In 1986, the Company’s board of directors adopted an employee stock option plan (the “1986 Employee Plan”). This Plan, as amended, permitted up to 850,000 stock options to be granted. The plan permitted the grant of both “incentive” and “non-qualified” stock options to employees of the Company. Each option is exercisable for a period of up to ten years after it is granted. Unless the terms of the option specify otherwise, options may be exercised in respect of 33-1/3%, 66-2/3% and 100% of the shares covered, upon the third, fourth and fifth anniversaries of the date of grant. The option price cannot be less than the fair market value of the shares on the date the option is granted.

     In 1995, the Company’s board of directors adopted the 1995 Incentive Stock Plan (the “1995 Employee Plan”). The 1995 Employee Plan, as subsequently amended and restated in 2001, permits the grant of up to 2,400,000 stock awards. This authorized amount has been reduced by any options exercised or outstanding under the 1986 Employee Plan. The 1995 Employee Plan provides for the grant of (i) non-qualified stock options, (ii) incentive stock options, (iii) shares of restricted stock, (iv) shares of phantom stock, and (v) stock bonuses (collectively, “Incentive Awards”). In addition, the 1995 Employee Plan permits the grant of cash bonuses payable when a participant is required to recognize income for federal income tax purposes in connection with the vesting of shares of restricted stock or the grant of a stock bonus. Key employees, including officers (whether or not they are directors), of the Company and its subsidiaries are eligible to participate in the 1995 Employee Plan. Each non-qualified stock option issued under the 1995 Employee Plan is granted for a period up to seven years after it is granted and may be exercised in respect of 50% and 100% of the shares covered upon the first and second anniversaries of the date of grant. The option price cannot be less than the fair market value of the shares on the date the option is granted.

     During 1988, the Company’s board of directors adopted a director stock option plan (the “1988 Director Plan”), which permits the grant of up to 75,000 “non-qualified” stock options to non-employee directors. The terms of this plan are substantially the same as those of the 1986 Employee Plan. This Plan was terminated in December 1995 and subsequently replaced by the 1996 Non-Qualified Stock Option Plan for Non-Employee Directors.

     During 1996, the Company’s board of directors adopted the 1996 Non-Qualified Stock Option Plan for Non-Employee Directors (the “1996 Director Plan”). The 1996 Director Plan authorizes an aggregate of 100,000 shares, of non-qualified stock options to be issued to non-employee directors. The 1996 Director Plan provides for the automatic annual grant to each non-employee director of a five year option to purchase 2,000 shares of common stock at an exercise price equal to the market price on the date of grant. The options will be granted immediately following each annual meeting of stockholders, with each option to vest and become exercisable in its entirety one year from the date of grant.

     The stock option activity under each plan is set forth below:

	1986 Employee Plan		1988 Director Plan		1995 Employee Plan		1996 Director Plan
		Weighted		Weighted		Weighted		Weighted
	Shares	Average	Shares	Average	Shares	Average	Shares	Average
	Under	Option Price	Under	Option Price	Under	Option Price	Under	Option Price
	Option	Per Share	Option	Per Share	Option	Per Share	Option	Per Share
Outstanding at December 31, 2000	78,000	$7.17	15,000	$6.75	1,225,700	$5.12	48,000	$4.73
Granted	—	—	—	—	398,000	$2.63	10,000	$2.65
Exercised	—	—	—	—	—	—	—	—
Cancelled	—	—	—	—	(49,500)	$3.40	(8,000)	$6.88

Outstanding at December 31, 2001	78,000	$7.17	15,000	$6.75	1,574,200	$3.43	50,000	$3.97
Granted	—	—	—		275,500	$8.85	10,000	$8.95
Exercised	(20,000)	$5.73	—		(291,200)	$4.29	(6,000)	$4.87
Cancelled	(1,000)	$7.62	—	—	(20,000)	$2.39	(2,000)	$4.87

Outstanding at December 31, 2002	57,000	$7.67	15,000	$6.75	1,538,500	$4.26	52,000	$4.79
Granted	—	—	—	—	—	—	10,000	$13.00
Exercised	(2,000)	$7.62	(5,000)	$7.00	(155,250)	$3.15	(16,000)	$5.08
Cancelled	—	—	—	—	(11,000)	$3.20	—	—

Outstanding at December 31, 2003	55,000	$7.67	10,000	$6.63	1,372,250	$4.39	46,000	$6.47

Options exercisable	55,000	$7.67	10,000	$6.63	1,235,000	$3.90	36,000	$4.66

Options available for future grants	—		—		292,654		32,000

     All outstanding options were priced between $2.32 and $11.13 per share at December 31, 2003. The weighted average of the remaining contractual life for the outstanding options at December 31, 2003, was 3.76 years. The weighted average price of options outstanding during 2003, 2002 and 2001 was $4.59, $5.47, and $3.65, respectively.

     The Company applies APB Opinion 25 and related Interpretations in accounting for its stock-based compensation plans. In 2003, compensation expense of $386,000 has been recognized under the 1995 Employee Plan for the extension of certain options’ expiration dates. In 2002 and 2001, no compensation expense has been recognized for its 1996 Director Plan and unrestricted stock options from the 1995 Employee Plan.

     The estimated fair value of stock options issued in 2003, 2002 and 2001 was $57,261, $1,674,000, and $552,000 respectively.

     Paid-in capital was increased $940,000 for tax benefits of exercised stock options in 2003.

(14) Income taxes —

     Domestic and foreign income/(loss) before income taxes and extraordinary items were as follows:

	Year Ended December 31,
	2003	2002	2001
	(in thousands)
Domestic	$16,698	$8,615	$(251)
Foreign	14,821	12,643	2,851

Total	$31,519	$21,258	$2,600

     The provision (benefit) for income taxes before extraordinary items consisted of the following:

	Year Ended December 31,
	2003	2002	2001
	(in thousands)
Current expense (benefit):
U.S.
Federal	$5,166	$(3,183)	$(963)
State	912	(362)	(21)

Total U.S	6,078	(3,545)	(984)
Foreign	2,712	4,104	1,457

Total current	8,790	559	473
Deferred expense (benefit):
U.S.
Federal	666	7,375	(277)
State	371	632	(24)

Total U.S	1,037	8,007	(301)
Foreign	921	(198)	1,050

Total deferred	1,958	7,809	749

Total provision for income taxes before extraordinary items	$10,748	$8,368	$1,222

     A reconciliation between the provision for income taxes before extraordinary items and income taxes computed by applying the statutory rate is as follows:

	Year Ended December 31,
	2003	2002	2001
	(in thousands)
Tax provision at statutory rate	$11,078	$7,440	$884
Add (deduct):
Amortization of goodwill	—	—	286
Meals and entertainment disallowance	532	534	269
Foreign exchange loss on U.S. dollar amounts in foreign operations that have U.S. dollar functional currency	(868)	—	—
Taxable differential for foreign subsidiaries	(680)	(39)	240
State income taxes	835	222	(30)
Foreign earnings	—	150	—
Other, net	(149)	61	(427)

	$10,748	$8,368	$1,222

     The tax effects of temporary differences that gave rise to the deferred tax assets and liabilities were as follows at December 31:

	2003	2002
	(in thousands)
Deferred tax assets:
Accrued expenses	$5,289	$7,553
Foreign tax credit	1,280	166
Excess of tax basis over book basis	1,145	2,131
Other	—	61

	7,714	9,911

Deferred tax liabilities:
Long-term contracts	—	252

	—	252

Total deferred tax asset	$7,714	$9,659

     Undistributed retained earnings of the Company’s foreign subsidiaries amounted to approximately $12,169,000 at December 31, 2003. Provision for U.S. federal and state income taxes has not been provided for earnings considered to be indefinitely reinvested. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. For earnings not considered to be indefinitely reinvested, the Company has determined that any U.S. income tax will be offset by a corresponding foreign tax credit, and therefore no provision has been provided on these amounts.

(15) Employee benefit plans —

     The Company has a defined contribution employee benefit plan under which substantially all U.S. employees are eligible to participate. The Company matches a portion of the employees’ contributions. The Company contributed $626,000, $575,000, and $495,000 to the plan during the years ended December 31, 2003, 2002 and 2001, respectively. Under the terms of the plan, contributions to the plan may be discontinued at any time.

(16) Pension plan —

     The Company’s German subsidiary has an unfunded pension plan providing benefits to three former employees. The plan provides fixed minimum pension payments at retirement age. There are no assets held in outside funds.

     The Company has adopted FAS 132, “Employers’ Accounting for Pensions;” however, to the extent pension costs under German law exceed amounts computed under FAS 132, those additional amounts are recorded by the Company. Pension obligations were reduced in 2003 resulting in a reduction of the accrual of expense of $481,000. Pension expense for the years ended December 31, 2002, and 2001 was $165,000, and $70,000 respectively. The actuarial present value of accumulated benefits was $1,189,000, and $1,366,000, as of December 31, 2003 and December 31, 2002, respectively. The projected benefit obligation for service rendered to date, net of unrecognized prior service cost, was $1,189,000, and $1,366,000, as of December 31, 2003 and 2002, respectively.

     The computation assumed a discount rate on benefit obligations of 5.25%, annual salary increases of 2% and annual benefit increases of 2% for 2003 and a discount rate on benefit obligations of 6%, annual salary increases of 2% and annual benefit increases of 2% for 2002.

(17) Concentration of credit risk —

     Accounts receivable, as financial instruments, could potentially subject the Company to concentrations of credit risk. The Company continuously evaluates the creditworthiness of its customers and may require customers to provide letters of credit to guarantee payments. During 2003 and 2002, one customer accounted for 20% and 14% of sales and operating revenue, respectively. During 2001, no single customer accounted for 10% or greater of total net sales.

     The Company establishes reserves for doubtful accounts on a case-by-case basis when it is believed that the required payment of specific amounts owed to the Company is unlikely to occur. The Company derives a majority of its revenue from sales and services to domestic and international municipal and private companies engaged in waste management, mining, water and wastewater treatment, aquaculture and other industrial activities. The Company has receivables from customers in various countries. The Company generally does not require collateral or other security to support customer receivables. If the customers’ financial condition were to deteriorate or their access to freely convertible currency was restricted, resulting in impairment of their ability to make the required payments, additional allowances may be required.

(18) Commitments and contingencies —

     Product warranties and insurance coverage —

     The Company’s products are sold and installed with specified limited warranties as to material quality and workmanship. These limited warranties may last for up to 20 years, but are generally limited to repair or replacement by the Company of the defective liner or the dollar amount of the contract involved, on a prorated basis. The Company may also indemnify the site owner or general contractor for other damages resulting from negligence of the Company’s employees. The company accrues a warranty reserve based on estimates for warranty claims. This estimate is based on historical claims history and current business activities and is accrued as a cost of sales in the period such business activity occurs. The table below reflects a summary of activity of the Company’s continuing operations for warranty obligations through December 31, 2003 (in thousands):

Balance at December 31, 2002	$3,583
Application/reduction of warranty obligations	(396)
Provision/addition of warranty obligations	431

Balance at December 31, 2003	$3,618

     Although the Company is not exposed to the type of potential liability that might arise from being in the business of handling, transporting or storing hazardous waste or materials, the Company could be susceptible to liability for environmental damage or personal injury resulting from defects in the Company’s products or negligence by Company employees in the installation of its lining systems. Such liability could be substantial because of the potential that hazardous or other waste materials might leak out of their containment system into the environment. The Company maintains liability insurance, which includes contractor’s pollution liability coverage in amounts which it believes to be prudent. However, there is no assurance that this coverage will remain available to the Company. While the Company’s claims experience to date may not be a meaningful measure of its potential exposure for product liability, the Company has experienced no material losses from defects in products and installations.

     Bonding – Bank Guarantees —

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

     Litigation and claims —

     On January 6, 2003, a judgment was entered against the company in the United States District court for the Northern District of Texas for damages arising out of the alleged patent infringement activities of Serrot conducted prior to the acquisition of Serrot by the Company. The jury in Dallas determined that Serrot had willfully infringed upon two patents held by Poly-America, L.P., one for the manufacturing process and a second patent for the smooth edge textured sheet produced on round die blown film manufacturing equipment. On August 28, 2003, the court issued an opinion and order on post trial motions, including a reduced judgment in the amount of $11,965,158, together with prejudgment interest in the sum of $3,081,050, post-judgment interest at the rate of 1.29% per annum, and taxable costs of the court. The court denied the request of Poly-America, L.P. for treble damages and attorneys’ fees. The Company posted an amended $18,055,699 supersedeas appeal bond and entered into a Collateral Agreement with an insurance company whereby the Company deposited funds equal to the bond amount. The amount has been recorded as Restricted Cash. The Collateral Agreement provides for interest on the deposited fund, which interest accrues to the Company’s benefit. On September 29, 2003, the Company filed an appeal to the U.S. District Court of Appeals for the Federal Circuit in Washington, D.C. and on December 16, 2003, filed its appeals brief. On the advice of legal counsel, the Company anticipates a favorable ruling on its appeal. However, such an outcome is not assured. No amount has been accrued for this judgment.

     The Company and its directors have been named in three putative class action lawsuits filed in January 2004 in the Delaware Court of Chancery (Calhoun v. Gundle/SLT Environmental, Inc., et al, C.A. No. 153-N, Twist Partners LLP v. Badawi, et al, C.A. No. 150-N, and Bell v. Gundle/SLT Environmental, Inc., et al, C.A. No. 169-N) related to the proposed merger. Code Hennessy & Simmons LLC, GEO Sub Corp., and GEO Holdings Corp. have also been named in one or more of these cases. These complaints allege that the Company’s directors breached their fiduciary duties by allegedly failing to auction the Company, to undertake an appropriate evaluation of the Company as a merger/acquisition candidate, to act independently to protect its stockholders, and to ensure that no conflicts of interest existed or that any conflicts were resolved in “the best interests of GSE’s public shareholders.” The complaints seek, among other relief, to enjoin the merger or to rescind it if approved by stockholders and consummated and to obtain unspecified damages from the defendants. On February 10, 2004 the Delaware Court of Chancery entered an order consolidating the three actions for all purposes and requiring the plaintiffs to file a consolidated amended complaint as soon as practicable.

     The Company and its directors believe these suits are without merit, and intend to vigorously defend the litigation. These or similar lawsuits may jeopardize the merger, since their existence could result in the failure of one or more conditions precedent to GEO Holdings’ obligation to conclude the merger and thus permit GEO Holdings to terminate the merger agreement and abandon the merger should it desire to do so. If the merger is not enjoined, GEO Holdings may elect to complete the merger; however, representatives of GEO Holdings have advised the Company that GEO Holdings has no intention of waiving any conditions that may not be satisfied as a result of this pending litigation or otherwise waiving any of its rights at this time.

     On January 14, 2004, the Company received a letter from Shire Equipment Leasing Corporation (“Shire”) relating to litigation instituted by Wembley, Ltd., the holder of 4,557,143 shares of our common stock and the Company’s largest stockholder. Wembley seeks a declaratory judgment that neither Pro Air, Inc., which was declared bankrupt in 2003, nor Shire, its assignee, ever acquired an ownership interest in 1.1 million of these shares which are currently and have been held of record continuously by Wembley. Shire disputes this contention and indicates that it will seek recovery (a) against Wembley and, if Wembley is unable to satisfy any such judgment, (b) against the Company for as much as $200 million in alleged consequential damages resulting from its and/or Pro Air’s inability to own and sell the Company shares, if and to the extent that the Company acted in concert with Wembley “to thwart the (allegedly) rightful transfer” of the Company shares to which Shire makes claim.

     The Company believes that this dispute is between Wembley and Shire. Accordingly, should such a claim be forthcoming, the Company intends to defend itself vigorously. Upon conclusion of the merger, the Company expects to request all the Company stockholders to surrender their certificates for cancellation in exchange for payment of the merger consideration. The Company intends to pay the merger consideration to whichever of the parties (Wembley or Shire) submits, in the form required for “good delivery, ” the stock certificate in controversy.

     The Fort Worth District Office of the Securities and Exchange Commission has inquired of the Company about a sale of its common stock in late September 2003 by a former non-U.S.-resident Company director. The shares were sold through a brokerage account on which the Company’s president and chief executive officer was listed as a contact person, without any beneficial or other interest. The sale was made shortly before the Company announced it would not meet earnings expectations. The chief executive officer has informed the Company that he has no reason to believe that the non-resident former director, who left the Board several years ago, possessed any non-public information at the time of sale. The Company has voluntarily produced information and documents in connection with the former director’s sale, as requested by the Securities and Exchange Commission in November 2003 and January 2004. The Company has no knowledge of any wrongdoing on its part or that of any affiliates, officer or the former director and intends to continue to cooperate fully in respect of this inquiry.

     The Company is involved in other litigation arising in the ordinary course of business, which in the opinion of management, will not have a material adverse effect on the Company’s financial position or results of operations.

     Operating Leases —

     The Company leases certain equipment through operating lease arrangements of varying terms. Annual rental expense under the terms of non-cancelable operating leases is less than 1% of consolidated revenues.

(19) Plant Closing —

     In September 2002, the Company committed to a restructuring plan involving the closure of its Calgary plant and relocation of its main production line to Houston. The Company established a liability of $700,000 for the costs of closure, primarily the estimated severance-related costs associated with the involuntary termination of 41 employees pursuant to this plan. The charge was reported as an expense in the Company’s 2002 consolidated statement of operations. All amounts have been paid as of December 31, 2003.

(20) Segment Information —

     The Company operates exclusively in the geosynthetic liner market. Substantially all sales and operating revenues result from the sale and installation of the Company’s manufactured products. These products are manufactured and sold in various locations throughout the world using similar raw materials (polyethylene resin), production processes (flat or round die extrusion) and distribution channels (product and installation sales made directly to customers or through representatives of the Company).

     Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information allows the aggregation of an enterprise’s segments if they are similar. The Company operates in different geographic areas, however, the Company has reviewed the aggregation criteria and determined that the Company operates as one segment based on the high degree of similarity of the following aspects of the Company’s operations:

-	nature of the products and services,
-	raw materials and production processes used,
-	customers and markets served,
-	methods used to distribute products and services,
-	effects of regulatory influences on the market, and the economic characteristics of the products and services in different geographical areas.

	Years Ended
	2003	2002	2001
Sales to unaffiliated customers (based on the geographic location of the customer):
United States	$161,112	$165,680	$93,136
Europe	61,181	63,745	51,979
Latin & South America	15,430	10,704	9,339
Far East/Pacific Rim	15,683	11,650	10,966
Africa and Middle East	13,794	8,655	7,473
Other	7,418	6,536	516
Only sales to one country, the United States, accounted for more than 10% of total sales. Sales into other countries, accounting for less than 10% of total sales, have been aggregated into geographic regions for this presentation. Year 2003 includes the effects of the acquisition of the Egyptian joint venture interest. Prior to 2003, Egypt was accounted for under the equity method.

Long lived assets (principally property, plant and equipment):
United States	$20,553	$23,984	$23,875
Germany	5,049	3,534	3,084
Thailand	4,681	4,094	4,693
Other	2,848	1,399	1,703
Only long-lived assets in the United States, Germany and Thailand accounted for more than 10% of total long-lived assets.

GUNDLE/SLT ENVIRONMENTAL, INC.

SUPPLEMENTARY DATA

Consolidated quarterly financial data (Unaudited) —

     Unaudited quarterly information for fiscal 2003 and 2002 is as follows (in thousands, except per share amounts):

	2003				2002
	Quarter				Quarter
	First	Second	Third	Fourth	First	Second	Third	Fourth
Net sales	$39,119	$86,880	$92,651	$55,968	$38,730	$81,932	$93,957	$52,351
Gross profit	4,850	19,591	21,033	13,685	6,121	19,484	21,227	9,812
Income (loss) before income taxes.	(2,644)	12,103	17,202	4,858	(4,021)	9,278	14,595	1,406
Net income (loss) before extraordinary items	(1,718)	7,867	11,180	3,442	(2,358)	5,382	8,887	979
Extraordinary gain – Serrot acquisition	—	—	—	—	24,667	(368)	4,124	(2,457)
Net income (loss)	(1,718)	7,867	11,180	3,442	22,295	5,054	12,986	(1,479)
Basic earnings (loss) per Common Share	(.15)	.68	.97	.31	2.02	.45	1.15	(.13)
Diluted earnings (loss) per Common Share	(.14)	.65	.92	.29	2.02	.43	1.11	(.13)

     The above data should be read in conjunction with the consolidated financial statements and notes thereto.

SCHEDULE II

GUNDLE/SLT ENVIRONMENTAL, INC.

VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at	Additions		Balance
	Beginning	Charged	Write-	at End
Description	of Year	to Expense	Offs	of Year
December 31, 2001
Allowance for doubtful accounts	$4,765	$1,662	$1,939	$4,488

December 31, 2002
Allowance for doubtful accounts	$4,488	$9,054	$5,798	$7,744

December 31, 2003
Allowance for doubtful accounts	$7,744	$1,201	$4,489	$4,456

Year 2002 additions charged to expense and write-off include $7,859 and $4,249, respectively, acquired with the Serrot acquisition.

Year 2003 additions charged to expense include $1,141, acquired with the Egyptian acquisition.

Year 2003 write-offs include $3,661 of fully reserved receivables acquired with the Serrot acquisition in 2002.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not applicable.

ITEM 9A. Controls and Procedures.

     As of December 31, 2003, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2003. During the quarter ended December 31, 2003, there were no changes in the Company’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect internal controls over financial reporting.

PART III

ITEM 10. Directors and Executive Officers of the Registrant.

The names, ages and positions of the Company’s directors and executive officers are set forth below:

			Director
Name	Age	Position	Since
Samir T. Badawi.	64	President, Chief Executive Officer and Director	1995

James R. Burke.	66	Director	1996

Bruce Cummings.	64	Director	2000

James R. Gibbs.	58	Director	2000

T. William Porter.	62	Director	1988

Edward T. Sheehan.	61	Director	1998

Roger J. Klatt.	65	Executive Vice President, Treasurer, Assistant Secretary and Chief Financial Officer	—

Ernest C. English, Jr.	51	Vice President and General Manager of North America Operations	—

Gerald E. Hersh.	60	Vice President and General Manager of U.S. Installation Operations	—

James T. Steinke.	57	Vice President and General Manager of Asia/Pacific Operations	—

Paul A. Firrell.	37	Vice President and General Manager of Europe / Middle East /Africa Operations	—

Samir T. Badawi has served as Chairman of the board of directors of Gundle/SLT Environmental, Inc. since July 1995. From May 1998 to present he has served in the position of chief executive officer and president. He is president of Wembley Ltd. (“Wembley”), GSE’s largest stockholder. During the period 1993 to 1995, he served as chairman of SLT Environmental, Inc. and advisor to a group of private investors. For a period of 23 years prior to October 1993, he worked for Ernst & Young, as managing partner in their practice in the Middle East as well as served the firm in the U.S. and Europe.

James R. Burke has been CEO of Access Oil Tools, Inc. since April 2000. Prior to joining Access Oil Tools, Mr. Burke was an independent consultant from July 1998 to April 2000. He was president of the products and equipment division of Weatherford Enterra, Inc. from January 1996 until July 1998.

Bruce Cummings has been president of Elben L.L.C., a company that provides corporate finance advisory work, since February 1999. Mr. Cummings was managing director of Salomon Smith Barney from 1987 to February 1999. He was senior vice president of E. F. Hutton & Co., Inc. from 1984 to 1987.

James R. Gibbs is chairman of the board, president and chief executive officer of Frontier Oil Corporation. He assumed the position of chief executive officer in April 1992, and the position of chairman in April 1999. Mr. Gibbs is a member of the board of directors of Smith International, Inc., a director of Veritas GCS Inc., and an advisory director of Frost National Bank, N.A.

T. William Porter is the chairman of Porter & Hedges, L.L.P., a Houston law firm that serves as the company’s principal outside counsel, and has been a partner of that firm since its formation in 1981. Mr. Porter is also a director of U.S. Concrete, Inc.

Edward T. Sheehan has been chief executive officer of Clean Earth, Inc., since September 2002. From July 1999 to August 2002, he served as a consultant. He served as chairman of the board and chief executive officer of United Road Services, Inc. from October 1997 to June 1999. Mr. Sheehan was president of United Waste Systems, Inc. from December 1992 to August 1997, and chief operating officer of United Waste Systems, Inc. from 1994 to August 1997. He was senior vice president and chief financial officer of Clean Harbors, Inc., a publicly held environmental services company, from September 1990 to April 1992. From 1966 to 1990 he held several different financial management positions with the General Electric Company.

Audit Committee Financial Expert

     The Company’s board of directors has determined that James R. Gibbs is its audit committee’s financial expert. Mr. Gibbs satisfies the independence requirements of the New York Stock Exchange listing standards.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act requires the Company’s executive officers, directors and stockholders who own more than 10% of the outstanding common stock to file reports of ownership and change of ownership with the Commission. Based solely on information furnished to us and contained in reports filed with the Securities and Exchange Commission as well as any written representations that no reports were required, the Company believes that all Section 16(a) reporting requirements were fully met during the 2003 reporting year.

Code Of Ethics

     The Company has adopted a code of ethics that applies to all its employees, including its principal executive officer, principal financial officer and principal accounting officer.

ITEM 11. Executive Compensation.

     The following tables, charts, and narrative show all compensation awarded, paid to or earned by each individual who was either the chief executive officer at any time during the period, or at December 31, 2003 one of the other highly compensated executive officers.

Summary Compensation Table

							Long-Term
		Annual Compensation					Compensation
							Securities
							Underlying	All Other
Name and Principal Position	Year	Salary		Bonus		Other(1)	Options (#)	Compensation(2)
Samir T. Badawi President and Chief Executive Officer	2003	$412,000		$331,660			—	$32,505
	2002	$400,000		$522,306			65,000	$21,482
	2001	$368,000		$71,000			125,000	$23,442
Roger J. Klatt Executive Vice President and Chief Financial Officer	2003	$257,500		$148,063			—	$27,682
	2002	$250,000		$233,173			30,000	$19,632
	2001	$231,000		$43,100			55,000	$20,438
Ernest C. English, Jr. Vice President and General Manager of North America Operations	2003	$184,000		$71,977			—	$6,060
	2002	$175,000		$109,030			15,000	$5,537
	2001	$162,000		$10,864			23,000	$5,243
Paul A. Firrell Vice President and General Manager of Europe/Middle East/Africa Operations	2003	$214,308	(3)	$55,291	(3)		—	$21,106	(3)
	2002	$203,593	(3)	$56,802	(3)		15,000	$21,058	(3)
	2001	$185,734	(3)	$42,347	(3)		20,000	$19,999	(3)
Gerald E. Hersh Vice President and General Manager of U.S. Installation Operations	2003	$179,000		$65,563			—	$13,061
	2002	$170,000		$115,881			15,000	$9,631
	2001	$162,000		$40,946			23,000	$10,878
James T. Steinke Vice President and General Manager of Asia/Pacific Operations	2003	$146,000	(4)	$75,008			—	$10,270
	2002	$141,800	(4)	$71,411			15,000	$9,684
	2001	$133,400	(4)	$8,613			20,000	$8,838

(1)	Because the value of any additional benefits did not exceed 10% of annual compensation, amounts are omitted.

(2)	The Company paid life and disability insurance premiums for 2003, 2002 and 2001 for Mr. Badawi in the amounts of $2,772, $2,772, and $2,772; for Mr. Klatt in the amounts of $9,055, $7,908, and $8,266; for Mr. English in the amounts of $661, $565, and $493; for Mr. Firrell in the amounts of $1,518, $1,495 and $1,429, based on an exchange rate equal to 1.7859 as of December 31, 2003; for Mr. Hersh in the amounts of $2,227, $1,434, and $1,413; and for Mr. Steinke in the amounts of $4,202, $5,570, and $3,572.

The Company made contributions to retirement plans for 2003, 2002 and 2001 for Mr. Badawi in the amounts of $29,733, $18,710, and $20,670; for Mr. Klatt in the amounts of $18,627, $11,724, and $12,172; for Mr. English in the amounts of $5,399, $4,972, and $4,750; for Mr. Firrell in the amounts of $19,588, $19,563 and $18,570, based on an exchange rate equal to 1.7859 as of December 31, 2003; for Mr. Hersh in the amounts of $10,834, $8,197, and $9,465; and for Mr. Steinke in the amounts of $6,068, $5,570, and $5,265.

(3)	Based on an exchange rate equal to 1.7859 as of December 31, 2003.

(4)	Excludes foreign services payments of $29,200, $27,800 and 26,400 in 2003, 2002 and 2001, respectively.

Option Grants in Last Fiscal Year

     No options for Company common stock were granted in fiscal year 2003 to the Company’s executives listed above in the Summary of Compensation Table.

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

     The following table provides information on the exercise of options to purchase the Company’s common stock in 2003 by the executives listed above in the Summary Compensation Table and the value of unexercised in-the-money Company options at December 31, 2003.

	Shares		Number of Securities
	Acquired		Underlying Unexercised		Value ($) of Unexercised
	on		Options		In-The-Money Options
	Exercise		at 12/31/03 (#)		at 12/31/03 (1)
	of Options	Value
	(#)	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Samir T. Badawi	2,000	$9,850	427,500	32,500	$6,436,125	$313,625
Roger J. Klatt	—	—	331,000	15,000	4,688,350	144,750
Ernest C. English, Jr.	—	—	105,000	7,500	1,523,885	72,375
Paul A. Firrell	30,000	186,224	42,000	7,500	573,825	72,375
Gerald E. Hersh	10,000	43,750	111,500	7,500	1,608,760	72,375
James T. Steinke	2,000	14,750	82,500	7,500	1,154,150	72,375

(1)	Based upon the $18.50 value of GSE’s common stock pursuant to the Merger Agreement dated December 31, 2003.

Board Compensation

     The Company does not pay directors who are also officers’ additional compensation for their service as directors. Compensation paid to all non-employee directors during 2003 for service in all board capacities aggregated $166,000. In 2003, compensation for non-employee directors included the following:

•	an annual retainer of $20,000 paid in quarterly installments;

•	$1,250 for each board meeting attended;

•	$750 per committee meeting attended; and

•	$750 for each meeting at which they preside.

     In May of each year, the Company grants each director an option to purchase 2,000 shares of common stock. The exercise price equals the fair market value of the shares at the date of grant. The options have a five year life and vest one year after the date of grant. If the proposed merger with affiliates of Code Hennessy & Simmons LLC is completed, the Company will not make these annual grants in 2004. See discussion of the proposed merger under Item 7 of this report.

Employment Security Agreements

     Three executive officers of the Company, Mr. Badawi, president and chief executive officer, Mr. Klatt, executive vice president and chief financial officer, and Mr. Firrell, managing director of GSE Lining Technology Ltd. and GSE Lining Technology GmbH, have the benefit of employment agreements.

     Mr. Badawi is employed under an executive employment agreement approved on September 18, 2002. In general, if in the event prior to change in control Mr. Badawi is discharged without cause, disability, or by resignation for good reason, he is entitled to benefits of:

•	a sum payable pro rata over a period of 18 months equal to the sum of (A) the lesser of (1) one and one-half times the Base Salary in effect during the current year and (2) the aggregate amount of Base Salary that would be due under the remaining term of the employment period without the application of any automatic extension, and (B) one and one-half times the Bonus paid for the immediate preceding full year.

     If after a change in control, Mr. Badawi’s employment is terminated by the Company without cause, or due to his disability, or by resignation for good reason, he is entitled to benefits of:

•	a payment in lump sum equal to the sum of (A) three times the base salary in effect on the date of termination and (B) three times the highest bonus received in any one of the three years preceding the date of termination.

     In the event it is deemed that he has received an “excess parachute payment” (as defined in Section 280G(b) of the Code) which is subject to the excise taxes imposed by Section 4999 of the Code, the Company shall make an Additional Payment to employee equal to: (i) all excise taxes payable by employee, plus (ii) all additional excise taxes and federal or state income taxes to the extent such taxes are imposed in respect of the additional payment.

     The agreement provides for severance protection for prior to change of control situations by (1) payment of his base salary in accordance with regular payroll procedures due through the date of termination, (2) payment of a pro rata bonus for the period through the date of termination, (3) all benefits under the Company’s benefit plans and programs shall be continued for a period of the lesser of 18 months or the remainder of the automatic extension with insurance premiums to be paid by him at the same rate paid by employees who have not been terminated. After change of control situations, his benefit protection is extended for a period of three years.

     The term of the agreement commenced on January 1, 2002, and extends for a period of three years. The agreement and his employment period automatically extend for successive 12 month terms unless either the Company or he provides written notice of the intent not to extend the employment period not less than 30 days prior to the expiration of the then current employment period. Mr. Badawi’s employment shall cease and shall not extend past the last day of the month in which he attains age 70.

     Mr. Klatt is employed under an employment security agreement entered into on March 10, 1997, as amended. In general, in the event of Mr. Klatt’s discharge without cause, or resignation for good reason after a change in control, he is entitled to benefits of:

•	a lump sum payment, cash amount equal to the sum of three times the highest rate of base salary in effect during the current year or any of the three years preceding the termination date; and

•	three times the greater of (A) the maximum award he would have been eligible to receive under the bonus plan in the year of termination, (B) the largest award earned under the bonus plan in any of the three years preceding the termination date, (C) 40% of his base salary at the termination date, or (D) $100,000.

     The agreement provides for severance protection benefits and change of control benefits, including:

•	the right of Mr. Klatt for a period of 12 months following the appointment of a new president and chief executive officer to determine his compatibility or ability to maintain (in his sole discretion) a good working relationship with the new president and chief executive officer.

     In general, in the event that this latter employment security provision is exercised by Mr. Klatt, he is entitled to benefits of:

•	a lump sum, cash amount equal to the sum of one and one-half times the highest annual rate of base salary in effect during the current year or any of the two years preceding the termination date, and

•	one and one-half times the greater of (A) the largest award earned under GSE’s bonus plan in any of the three years preceding the termination date or (B) the target award he would have been entitled to receive under the bonus plan in the current year regardless of any limitation otherwise applicable to the bonus plan.

     The term of the agreement expires on December 31, 2005, and will be automatically extended on each December 31 for a one year period from such date unless GSE gives notice of termination pursuant to the agreement through age 70.

     Mr. Firrell is employed under an employment service agreement entered into on January 1, 1997, with GSE Lining Technology Ltd. The agreement provides for 12 months base salary severance protection (excluding any bonus or other benefits) payable in 12 equal installments. The term of the agreement continues unless GSE or Mr. Firrell give notice of termination pursuant to the agreement.

Compensation Committee Interlocks and Insider Participation

The members of the compensation committee, Messrs. Cummings, Porter and Sheehan, are not current or former officers or employees of the Company. There are no compensation committee interlocks between the Company and other entities involving the Company’s executive officers and board members who serve as executive officers or board members of the other entities.

Report of the Compensation Committee on Executive Compensation

GSE’s executive compensation program is designed to align total compensation with shareholder interests. The program:

•	rewards executives for sound business management and improvement in shareholder value;

•	balances its components so that both short and longer-term operating and strategic objectives are recognized; and

•	attracts, motivates, and retains executives necessary for the long term success of GSE.

     The program consists of three different compensation components base salary; variable cash bonuses; and long-term incentive awards (stock options).

     The Company uses external surveys to set competitive compensation levels (salary ranges) for its executives (including the chief executive officer). Salary ranges for the Company’s executives are established based on similar positions in other comparably situation companies of similar size and complexity. In the course of considering annual executive salary increases, appropriate consideration is given to the credentials, experience and responsibilities of the individual senior executives and the Company’s performance. Should the compensation committee be persuaded that an executive has not met expectations for a protracted period, a recommendation of the board of directors that the executive be terminated would be a more likely eventuality than a reduction in his base compensation. Using the criteria set forth above, the compensation committee authorized pay increases for executive officers for 2003.

     The board approved a $432,000 base salary for Mr. Badawi while serving as president and chief executive officer for 2004. His base salary was based on recommendations of the committee without Mr. Badawi’s participation. The Company’s annual bonuses are intended to reflect a policy of requiring a minimum level of company financial performance for the year before any bonuses are earned by senior executives. Bonuses for achieving higher levels of performance are directly related to the level achieved. While development of any business involves factors other than profitability, the emphasis of the compensation committee in recent years (with board concurrence) has been on encouraging management to maintain the Company’s profitability. For 2003, bonuses were based upon a combination of objective and subjective criteria with the following bonuses paid to senior officers:

•	Mr. Badawi - $331,660

•	Mr. Klatt - $148,063

•	Mr. English - $71,977

•	Mr. Firrell - £55,291

•	Mr. Hersh - $65,563

•	Mr. Steinke - $75,008

     The following members of the compensation committee have furnished the preceding report:

Edward T. Sheehan – Chairman
Bruce Cummings
T. William Porter

Stockholder Return Performance Presentation

     The following graph illustrates the yearly percentage change in the cumulative total stockholder return on the Company’s common stock, compared with the cumulative total return on the Standard and Poor’s 500 Stock Index (“S&P 500”) and the S&P 500 Building Products Index for the five years ended December 31, 2003.

	12/31/98	12/31/99	12/31/00	12/31/01	12/31/02	12/31/03
S&P	100	121	110	97	75.5	97
Building Products	100	78.5	73	70	65	89
Company	100	87.5	51.5	65	221	519

     In all cases, the cumulative total return assumes, as contemplated by the Securities and Exchange Commission rules, that any cash dividends on the common stock of each entity included in the data presented above were reinvested in that security.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plans

     The Company has several equity compensation plans described in Note 12 to its Consolidated Financial Statements. All of the Company’s plans have been approved by security holders.

Number of securities
remaining available for
future issuance under
	Number of securities to	Weighted-average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options	securities reflected in
Plan Category	warrants and rights	warrants and rights	first column)
Equity compensation plans approved by security holders	1,483,250	$4.59	324,654
Equity compensation plans not approved by security holders	—	—	—
Total	1,483,250	$4.59	324,654

Beneficial Ownership

     The following table shows, as of December 31, 2003, the number of the Company’s shares of common stock beneficially owned by directors and executive officers, individually and as a group.

	Beneficial Ownership on
Name	December 31, 2003(1)(2)(3)	Percent
Samir T. Badawi	5,051,143 (4)	42.1%
James R. Burke	14,000	*
Bruce Cummings	8,000	*
James R. Gibbs	8,000	*
T. William Porter	12,000	*
Edward T. Sheehan	14,000	*
Roger J. Klatt	389,067	3.3%
Ernest C. English, Jr.	114,435	1%
Paul A. Firrell	50,500	*
Gerald E. Hersh	136,652	1.2%
James T. Steinke	92,116	*
All directors and executive officers as a group (11 persons)	5,889,913	46.2%

*	Less than 1%

(1)	Includes shares underlying outstanding stock options, as follows: Mr. Klatt-346,000, Mr. English-112,500, Mr. Firrell-49,500, Mr. Hersh- 119,000 and Mr. Steinke-90,000.

(2)	Each person has sole voting and investment power with respect to the shares listed, except as otherwise specified.

(3)	Includes shares underlying outstanding stock options, as follows: Mr. Badawi 460,000; Mr. Burke 10,000; Mr. Cummings 8,000; Mr. Gibbs 8,000; Mr. Porter 10,000; and Mr. Sheehan 10,000.

(4)	As a representative of Wembley Ltd., Mr. Badawi may be deemed to own beneficially 4,557,143 shares owned by Wembley. He disclaims any beneficial ownership in such shares.

Other Security Ownership

     The following table shows the name and address of each person known to the Company to own more than 5% of the Company’s common stock as of December 31, 2003.

Name and Address of Beneficial Owners	Amount Owned		Percent of Class
Wembley Ltd. Columbus Centre Building Road Town, Tortola British Virgin Islands	4,557,143	(1)	39.5%
GEO Holdings Corp. (2)	4,557,143		39.5%
Code Hennessy & Simmons IV LP (2) (3)	4,557,143		39.5%
CHS Management IV LP (2) (3)	4,557,143		39.5%
Code Hennessy & Simmons LLC(1) (3)	4,557,143		39.5%
Daniel J. Hennessy (2) (3)	4,557,143		39.5%
Marcus J. George(2) (3)	4,557,143		39.5%
Brian P. Simmons(2) (3)	4,557,143		39.5%
Peter M. Gotsch(2) (3)	4,557,143		39.5%
Thomas J. Formolo(2) (3)	4,557,143		39.5%
Jon S. Vesely(2) (3)	4,557,143		39.5%
Andrew W. Code(2) (3)	4,557,143		39.5%
Michael L. Keesey(2) (3)	4,557,143		39.5%
10 South Wacker Drive, Suite 3175 Chicago, Illinois 60606	4,557,143		39.5%
E. Lisk Wyckoff, Jr. (4) 10 Longacre Lane Old Lyme, Connecticut 06371	4,557,143		39.5%
Grace & White 515 Madison Ave., Suite 1700 New York, New York 10022	901,541		7.8%
Dimensional Fund Advisors, Inc. (5) 1299 Ocean Avenue Santa Monica, California 90401	791,812		6.9%

(1)	See discussion of pending matter with Shire Equipment Leasing Corporation under Item 3. Legal Proceedings.

(2)	Each of these entities and persons may be deemed to have acquired beneficial ownership pursuant to the terms of the Voting Agreement, dated as of December 31, 2003, between GEO Holdings and Wembley Ltd. Each of these entities and persons disclaims any beneficial ownership of the 4,557,143 shares covered by the Voting Agreement, and all share the address of 10 South Wacker Drive, Suite 3175, Chicago, Illinois 60606

(3)	Affiliate of GEO Holdings Corp. and/or Code Hennessy & Simmons LLC.

(4)	Includes Wembley Ltd.’s shares. Mr. Wyckoff, as director of Wembley Ltd., may be deemed to own beneficially the 4,557,143 shares owned by Wembley. Mr. Wyckoff disclaims any such beneficial ownership.

(5)	Dimensional Fund Advisors, Inc., a registered investment advisor, is deemed to have beneficial ownership of 791,812 shares of common stock of GSE as of December 31, 2003, all of which are held by investment companies, commingled group trusts and separate accounts for which Dimensional Fund Advisors, Inc. serves as investment advisor or manager. Dimensional Fund Advisors, Inc. disclaims beneficial ownership of all these shares.

ITEM 13. Certain Relationships and Related Transactions.

     Porter & Hedges, L.L.P. serves as the Company’s principal outside counsel. T. William Porter, a Company director, is a founding partner and chairman of Porter & Hedges, L.L.P.

ITEM 14. Principal Accountant Fees and Services.

     Audit Fees. Fees paid to Ernst & Young LLP, as our independent auditors for fiscal 2003 and 2002, were $278,270 during fiscal 2003 and $229,352 during fiscal 2002 for its independent audit of our annual financial statements, review of the financial statements contained in our quarterly reports on Form 10-Q and assistance regarding other SEC filings. All of the audit services provided to us by Ernst & Young LLP during fiscal 2003 and fiscal 2002 were pre-approved by the Audit Committee.

     Audit-Related Fees. Fees paid to Ernst & Young LLP were $51,740 during fiscal 2003 and $22,500 during fiscal 2002 for other services that are reasonably related to its audit and review of our financial statements, including reviews of internal control design and operation and assistance in evaluating the requirements of the Sarbanes-Oxley Act of 2002, and limited scope audit of our U.S. benefit plans, and assistance with sell-side due diligence. All of the audit-related services provided to us by Ernst & Young LLP during fiscal 2003 and fiscal 2002 were pre-approved by the Audit Committee.

     Tax Fees. Fees paid to Ernst & Young LLP were $163,891 during fiscal 2003 and $61,207 during fiscal 2002 for its professional services related to federal and state tax compliance, tax advice and tax planning. All of these services are permitted non-audit services. All of the tax-related services provided to us by Ernst & Young LLP for fiscal 2003 that required pre-approval were pre-approved by the Audit Committee.

     All Other Fees. Except as described above, we did not pay Ernst & Young LLP any other fees during fiscal 2003 and fiscal 2002.

     The Company’s audit committee has a policy to pre-approve all audit and legally permitted non-audit services, including tax services, provided by the independent auditors. The audit committee procedures implementing this policy require the audit firm to submit a written pre-approval request for each of its particular services. The audit committee chairman must give his written pre-approval of the particular service before the audit firm commences any related work. The audit committee chairman reports his decisions on the independent auditors’ request for pre-approval of services to the full audit committee at each audit committee meeting. The Company’s audit committee does not recognize any de minimus exceptions to its audit and non-audit services pre-approval requirements. All 2003 services required to be pre-approved have been pre-approved as described above.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

     (a)(1) Financial statements and supplementary data (see financial statements at pages 20-40)

     (a)(2) Financial schedule (see page 41)

          Schedule II — Valuation and Qualifying Accounts

Schedules not listed above are omitted since the information required to be submitted has been included in the financial statements or the notes thereto, or the schedules are not required.

     (a)(3) Exhibits:

Exhibit No.
2-A	—	Stock Purchase Agreement, dated as of January 22, 2002, between Waste Management Holdings, Inc. and the Registrant (incorporated by reference to exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed January 23, 2002)

2-B		Plan and Agreement of Merger of GEO Sub Corp. and the Registrant dated as of December 31, 2003 among GEO Sub Corp., GEO Holdings Corp. and the Registrant (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed January 5, 2004)

3-A	—	Articles of Incorporation as amended (Exhibits 3.1, 3.2 and 3.3 to Registrant’s Registration Statement No. 33-9809 are incorporated herein by reference)

3-B	—	Bylaws (Exhibit 3.4 to Registrant’s Registration Statement No. 33-9809 is incorporated herein by reference)

4-A	—	Credit Agreement dated as of February 4, 2002, between the Registrant, and certain of its subsidiaries, the financial institutions named therein, and Bank of America, N. A., as agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed February 14, 2002)

4-B	—	Loan and Security Agreement dated as of February 4, 2002, between Registrant and certain of its subsidiaries, and Transamerica Equipment Financial Services Corporation (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed February 14, 2002)

4-C	—	Promissory note dated as of February 4, 2002, between Registrant and Transamerica Equipment Financial Services Corporation (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed February 14, 2002)

10-B	—	Registrant’s 1986 stock option plan (Exhibit 10.11 to Registrant’s Registration Statement No. 33-44306 is incorporated herein by reference)

10-G	—	Registrant’s 1995 Incentive Stock Plan as Amended and Restated May 3, 2001, (incorporated by reference to 4.1 of the Registrant’s Registration Statement number 333-63466)

10-I	—	Employment Agreement dated March 10, 1997, between Roger J. Klatt and the Company (incorporated by reference to Exhibit of the same number in Registrant’s 1997 Annual Report on Form 10-K)

10-J	—	Registrant’s 1996 Nonqualified Stock Option Plan for Non-Employee Directors (Exhibit 4.1 to Registrant’s Report on Form S-8 No. 333-23299 is incorporated herein by reference)

10-L	—	Amendment dated June 4, 1998, to the Employment Agreement dated March 10, 1997, between Roger J. Klatt and the Company (incorporated by reference to Exhibit of the same Number in Registrant’s report on Form 10-Q for the period ended June 30, 1998)

10-K	—	Employment Agreement approved September 18, 2002, between Samir T. Badawi and the Company (incorporated by reference to Exhibit 10-K to the Registrant’s report on Form 10-Q for the period ended September 30, 2002)

14-A	—	Registrant’s Policy Statement of Domestic & International Business Ethics and Responsibilities.

21	—	Subsidiaries

23	—	Consent of Independent Auditors — Ernst & Young LLP

31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	—	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of Samir T. Badawi

32.2	—	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of Roger J. Klatt

(b)	Reports on Form 8-K. One report on Form 8K was filed on December 31, 2003, regarding the Plan and Agreement of Merger with GEO Holdings Corp. and its wholly owned subsidiary, GEO Sub Corp.

(c)	Exhibits (see Item (a)(3), above).

(d)	Additional financial statements (see Items (a)(1) and (a)(2) above).

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 8th day of March, 2004.

GUNDLE/SLT ENVIRONMENTAL, INC.

	By	/s/ SAMIR T. BADAWI

Samir T. Badawi, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the 8th day of March, 2004.

Signature	Title
/s/ SAMIR T. BADAWI Samir T. Badawi	Director, Chairman of the Board and Principal Executive Officer

/s/ ROGER J. KLATT Roger J. Klatt	Principal Financial and Accounting Officer

/s/ JAMES R. BURKE James R. Burke	Director

/s/ BRUCE CUMMINGS Bruce Cummings	Director

/s/ JAMES R. GIBBS James R. Gibbs	Director

/s/ T. WILLIAM PORTER T. William Porter	Director

/s/ EDWARD T. SHEEHAN Edward T. Sheehan	Director

INDEX TO EXHIBITS

Exhibit
No.
2-A	—	Stock Purchase Agreement, dated as of January 22, 2002, between Waste Management Holdings, Inc. and the Registrant (incorporated by reference to exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed January 23, 2002)

2-B	—	Plan and Agreement of Merger of GEO Sub Corp. and the Registrant dated as of December 31, 2003 among GEO Sub Corp., GEO Holdings Corp. and the Registrant (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed January 5, 2004)

3-A	—	Articles of Incorporation as amended (Exhibits 3.1, 3.2 and 3.3 to Registrant’s Registration Statement No. 33-9809 are incorporated herein by reference)

3-B	—	Bylaws (Exhibit 3.4 to Registrant’s Registration Statement No. 33-9809 is incorporated herein by reference)

4-A	—	Credit Agreement dated as of February 4, 2002, between the Registrant, and certain of its subsidiaries, the financial institutions named therein, and Bank of America, N. A., as agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed February 14, 2002)

4-B	—	Loan and Security Agreement dated as of February 4, 2002, between Registrant and certain of its subsidiaries, and Transamerica Equipment Financial Services Corporation (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed February 14, 2002)

4-C	—	Promissory note dated as of February 4, 2002, between Registrant and Transamerica Equipment Financial Services Corporation. (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed February 14, 2002)

10-B	—	Registrant’s 1986 stock option plan (Exhibit 10.11 to Registrant’s Registration Statement No. 33-44306 is incorporated herein by reference)

10-G	—	Registrant’s 1995 Incentive Stock Plan as Amended and Restated May 3, 2001, (incorporated by reference to 4.1 of the Registrant’s Registration Statement number 333-63466)

10-I	—	Employment Agreement dated March 10, 1997, between Roger J. Klatt and the Company (incorporated by reference to Exhibit of the same Number in Registrant’s 1997 Annual Report on Form 10-K)

10-J	—	Registrant’s 1996 Nonqualified Stock Option Plan for Non-Employee Directors (Exhibit 4.1 to Registrant’s Report on Form S-8 No. 333-23299 is incorporated herein by reference)

10-L	—	Amendment dated June 4, 1998, to the Employment Agreement dated March 10, 1997, between Roger J. Klatt and the Company (incorporated by reference to Exhibit of the same Number in Registrant’s report on Form 10-Q for the period ended June 30, 1998)

10-K	—	Employment Agreement approved September 18, 2002, between Samir T. Badawi and the Company (incorporated by reference to Exhibit 10-K to the Registrant’s Report on Form 10-Q for the period ended

14-A	—	Registrant’s Policy of Domestic & International Business Ethics and Responsibilities

21	—	Subsidiaries

23	—	Consent of Independent Auditors – Ernst & Young LLP

31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a - 14(a)

31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a)

32.1	—	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of Samir T. Badawi

32.2	—	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of Roger J. Klatt