Form 10-K/A
period 2003-12-31
GUNDLE SLT ENVIRONMENTAL INC
filed 2004-03-12
CIK 805023

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

Commission File Number 1-9307

Gundle/SLT Environmental, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other Jurisdiction of Incorporation or Organization)	22-2731074 (I.R.S. Employer Identification No.)

19103 Gundle Road Houston, Texas (Address of Principal Executive Offices)	77073 (Zip Code)

Registrant’s telephone number, including area code: (281) 443-8564

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $.01 Par Value	New York Stock Exchange

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

     Based upon the March 10, 2004 New York Stock Exchange closing price of $18.32 per share the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $128,043,885.

     The number of shares outstanding of the issuer’s common stock, $.01 par value, as of March 10, 2004, was 11,546,438 shares.

2003 FORM 10-K ANNUAL REPORT

2003 ANNUAL REPORT
FORM 10K

Information Relating to Forward-Looking Statements

     This Form 10-K contains certain forward-looking statements as such term is defined in the Private Securities Litigation Reform Act of 1995, and information relating to Gundle/SLT Environmental, Inc. and its subsidiaries (the “Company” or “GSE”) that are based on the beliefs of the Company’s management, as well as assumptions made by and information currently available to the Company’s management. When used in this report, the words, “anticipate”, “believe”, “estimate”, “expect”, “intend” and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitations, competitive market factors, worldwide manufacturing capacity in the industry, general economic conditions around the world, raw material pricing and supply, governmental regulation and supervision, seasonality, distribution networks, and other factors described herein. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.

Proposed Merger

     On December 31, 2003, the Company entered into a Plan and Agreement of Merger with GEO Holdings Corp. and its wholly-owned subsidiary, GEO Sub Corp. GEO Holdings Corp. and GEO Sub Corp. are both Delaware corporations affiliated with Code Hennessy & Simmons IV LP (“CHS IV”) and were organized to effect the merger. Except as contemplated by the terms of the merger agreement and the related transactions, CHS IV does not have any relationship with the Company, its affiliates or its Board of Directors. Pursuant to the merger agreement, the Company agreed to merge with GEO Sub and become a wholly-owned subsidiary of GEO Holdings. Immediately after the consummation of the merger and related financial transactions, GEO Holdings will own 100% of the Company’s outstanding common stock. Immediately following the consummation of the merger and related financing transactions, it is expected that the equity owners of GEO Holdings will be CHS IV, certain of the Company’s officers who will hold options to purchase shares of GEO Holdings’ capital stock and certain co-investors. Any co-investors will not have been affiliated with the Company, its affiliates or its Board of Directors prior to the merger, and may own, collectively, up to 2% of GEO Holdings common stock. The merger is subject to various closing conditions. If all conditions are satisfied, a closing later this year is anticipated, but cannot be assured.

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

     The Company and its directors have been named in three putative class action lawsuits filed in January 2004 in the Delaware Court of Chancery (Calhoun v. Gundle/SLT Environmental, Inc., et al, C.A. No. 153-N, Twist Partners LLP v. Badawi, et al, C.A. No. 150-N, and Bell v. Gundle/SLT Environmental, Inc., et al, C.A. No. 169-N) related to the proposed merger. Code Hennessy & Simmons LLC, GEO Sub Corp. and GEO Holdings Corp. have also been named in one or more of these cases. These complaints allege that the Company’s directors breached their fiduciary duties by allegedly failing to auction the Company, to undertake an appropriate evaluation of the Company as a merger/acquisition candidate, to act independently to protect its stockholders, and to ensure that no conflicts of interest existed or that any conflicts were resolved in “the best interests of GSE’s public shareholders.” The complaints seek, among other relief, to enjoin the merger or to rescind it if approved by stockholders and consummated and to obtain unspecified damages from the defendants. On February 10, 2004, the Delaware Court of Chancery entered an order consolidating the three actions for all purposes and requiring the plaintiffs to file a consolidated amended complaint as soon as practicable. As of March 11, 2004, the plaintiffs have not amended their complaint.

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

     On January 14, 2004, the Company received a letter from Shire Equipment Leasing Corporation (“Shire”) relating to litigation instituted by Wembley Ltd., the holder of record of 4,557,143 shares of our common stock and the Company’s largest stockholder. Wembley seeks a declaratory judgment that neither Pro Air, Inc., which was declared bankrupt in 2003, nor Shire, its assignee, ever acquired an ownership interest in 1.1 million of these shares which are currently and have been held of record continuously by Wembley. Shire disputes this contention and indicates that it will seek recovery (a) against Wembley and, if Wembley is unable to satisfy any such judgment, (b) against the Company for as much as $200 million in alleged consequential damages resulting from its and/or Pro Air’s inability to own and sell the Company shares, if and to the extent that the Company acted in concert with Wembley “to thwart the (allegedly) rightful transfer” of the Company shares to which Shire makes claim.

     The Company believes that this dispute is between Wembley and Shire. Accordingly, should such a claim be forthcoming, the Company intends to defend itself vigorously. Upon conclusion of the merger, the Company expects to request all the Company stockholders to surrender their certificates for cancellation in exchange for payment of the merger consideration. The Company intends to pay the merger consideration to whichever of the parties (Wembley or Shire) submits, in the form required for “good delivery, “ the stock certificate in controversy.

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

PART II

ITEM 5. Market for the Registrant’s Common Equity and Related Stockholder Matters.

     The common stock of the Company trades on the New York Stock Exchange under the symbol GSE. The following table shows the quarterly range of high and low sale prices for the stock through March 10, 2004.

			Year Ended December 31,
	Through
	March 10, 2004		2003		2002
	High	Low	High	Low	High	Low
First Quarter	19.00	15.30	9.48	8.41	7.30	2.72
Second Quarter	—	—	15.64	9.15	8.95	6.20
Third Quarter	—	—	18.25	12.50	8.58	6.76
Fourth Quarter	—	—	21.50	15.13	10.00	7.38

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

     The merger is conditioned upon GEO Holdings’ conclusion of certain related financing arrangements, approval by the holders of the Company’s common stock, clearance under certain federal and foreign antitrust laws, and other customary closing conditions. If all conditions are satisfied, a closing later this year is anticipated, but cannot be assured. On December 31, 2003, the holder of record of approximately 40% of the Company’s common stock entered into a Voting Agreement agreeing to support the proposed merger. See Item 3. Legal Proceedings for a discussion of litigation related to ownership of some of those shares.

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

Contractual Cash
Obligations	Total		Less Than One Year	1-3 Years	4-5 Years	After 5 Years
Long-term Debt	$16,722,000	(1)	$4,914,000	$11,808,000	—	—
Operating Leases	1,541,000		694,000	842,000	$5,000	—
Purchase Obligations(2)	3,060,000		3,060,000	—	—	—
Other Long-Term Liabilities Reflected in the Balance Sheet(3)	1,189,000		180,000	540,000	360,000	$109,000

Total	$22,512,000		$8,848,000	$13,190,000	$365,000	$109,000

Other Commercial
Obligations	Total	Less Than One Year	1-3 Years	4-5 Years	After 5 Years
Letters of Credit	$2,038,000	$2,038,000	—	—	—
Bank Guarantees	5,353,000	2,926,000	$2,427,000	—	—

Total	$7,391,000	$4,964,000	$2,427,000	—	—

(1)	Paid off in full on January 20, 2004.

(2)	Represents commitments to purchase a machine in Egypt for $950,000, to construct a building in Egypt for $684,000, and the remaining estimated costs to expand the plant in Thailand of $1,426,000. The costs for the Thailand plant may be terminated without penalty.

(3)	Represents estimated payments due for the German pension obligation, more fully described in Note 16 of the Notes to the Consolidated Financial Statements.

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

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

					Accumulated
	Common Stock		Additional Paid in	Retained	Other Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Income	Shares	Amount	Total
Balance at December 31, 2000	18,104	$181	$69,364	$58,915	$(2,048)	7,041	$(37,104)	$89,308
Net income	—	—	—	1,378	—	—	—	1,378
Cumulative translation Adjustment	—	—	—	—	(194)	—	—	(194)

Comprehensive Income	—	—	—	—	—	—	—	1,184

Restricted stock grant	—	—		—	—		—
Purchases under the Employee Stock Purchase Plan	6	2	14	—	—	—	—	16
Treasury stock purchases	—	—	—	—	—	25	(74)	(74)

Balance at December 31, 2001	18,110	183	69,378	60,293	(2,242)	7,066	(37,178)	90,434
Net Income	—	—	—	38,856	—	—	—	38,856
Cumulative translation adjustment	—	—	—	—	1,755	—	—	1,755

Comprehensive Income	—	—	—	—	—	—	—	40,611

Exercise of stock options	317	1	1,362	—	—	—	—	1,363
Purchases under the Employee Stock Purchase Plan	10	—	23	—	—	—	—	23
Treasury stock purchases	—	—	—	—	—	—	—	—

Balance at December 31, 2002	18,437	184	70,763	99,149	(487)	7,066	(37,178)	132,431
Net Income	—	—	—	20,771	—	—	—	20,771
Cumulative translation adjustment	—	—	—	—	2,357	—	—	2,357

Comprehensive Income	—	—	—	—	—	—	—	23,128

Exercise and extension of stock options	178	2	1,970	—	—	—	—	1,972
Purchases under the Employee Stock Purchase Plan	4	—	23	—	—	—	—	23
Treasury stock purchases	—	—	—	—	—	23	(397)	(397)

Balance at December 31, 2003	18,619	$186	$72,756	$119,920	$1,870	7,089	$(37,575)	$157,157

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

     On December 31, 2003, the Company entered into a Plan and Agreement of Merger with GEO Holdings Corp. and its wholly-owned subsidiary, GEO Sub Corp. GEO Holdings Corp. and GEO Sub Corp. are both Delaware corporations affiliated with Code Hennessy & Simmons IV LP (CHS IV) and were organized to effect the merger. Except as contemplated by the terms of the merger agreement and the related transactions, CHS IV does not have any relationship with the Company, its affiliates or its Board of Directors. Pursuant to the merger agreement, the Company agreed to merge with GEO Sub and become a wholly-owned subsidiary of GEO Holdings. Immediately after the consummation of the merger and related financing transactions, GEO Holdings will own 100% of the Company’s outstanding common stock. Immediately following the consummation of the merger and related financing transactions, it is expected that the equity owners of GEO Holdings will be CHS IV, certain of the Company’s officers who will hold options to purchase shares of GEO Holdings’ capital stock and certain co-investors. Any co-investors will not have been affiliated with the Company, its affiliates or its Board of Directors prior to the merger, and may own, collectively, up to 2% of GEO Holdings common stock. The merger is subject to various closing conditions. If all conditions are satisfied, a closing later this year is anticipated, but can not be assured.

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

     Property, plant and equipment consisted of the following at December 31:

	Useful
	lives
	Years	2003	2002
		(in thousands)
Land		$3,939	$3,286
Buildings and improvements	10-15	22,846	20,996
Machinery and equipment	3-12	81,062	79,594
Furniture and fixtures	3-5	1,282	1,286

		109,129	105,162
Less — accumulated depreciation		(75,998)	(72,151)

		$33,131	$33,011

(8)	Accounts payable and accrued liabilities —

     Accounts payable and accrued liabilities consisted of the following at December 31:

	2003	2002
	(in thousands)
Trade accounts payable	$15,981	$15,188
Self-insurance reserves	4,033	3,937
Compensation and benefits	5,636	5,975
Taxes, other than income	1,458	2,042
Accrued merger cost	498	1,997
Accrual for cost of closing Canadian plant	—	700
Other accrued liabilities	5,407	8,081

	$33,013	$37,920

(9)	Long-term debt —

     Long-term debt consisted of the following at December 31:

	2003	2002
	(in thousands)
9.22% Notes due February 5, 2005, with monthly payment of principal and interest of approximately $520,000 and a balloon payment	$16,722	$21,204
8% Promissory Note due December 31, 2004, with required annual principal and interest payments of $206,000 on December 31	—	367
8% mortgage note due March 2003, with monthly payments of principal and interest of $16,513 (Canadian dollars) secured by land and buildings in Canada	—	31

	16,722	21,602
Less — current maturities	(4,914)	(4,690)

	$11,808	$16,912

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

(14) Income taxes —

     Domestic and foreign income/(loss) before income taxes and extraordinary items were as follows:

	Year Ended December 31,
	2003	2002	2001
	(in thousands)
Domestic	$16,698	$8,615	$(251)
Foreign	14,821	12,643	2,851

Total	$31,519	$21,258	$2,600

     The provision (benefit) for income taxes before extraordinary items consisted of the following:

	Year Ended December 31,
	2003	2002	2001
		(in thousands)
Current expense (benefit):
U.S.
Federal	$5,166	$(3,183)	$(963)
State	912	(362)	(21)

Total U.S.	6,078	(3,545)	(984)
Foreign	2,712	4,104	1,457

Total current	8,790	559	473
Deferred expense (benefit):
U.S.
Federal	666	7,375	(277)
State	371	632	(24)

Total U.S.	1,037	8,007	(301)
Foreign	921	(198)	1,050

Total deferred	1,958	7,809	749

Total provision for income taxes before extraordinary items	$10,748	$8,368	$1,222

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

     Bonding - Bank Guarantees —

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

     The Company and its directors have been named in three putative class action lawsuits filed in January 2004 in the Delaware Court of Chancery (Calhoun v. Gundle/SLT Environmental, Inc., et al, C.A. No. 153-N, Twist Partners LLP v. Badawi, et al, C.A. No. 150-N, and Bell v. Gundle/SLT Environmental, Inc., et al, C.A. No. 169-N) related to the proposed merger. Code Hennessy & Simmons LLC, GEO Sub Corp., and GEO Holdings Corp. have also been named in one or more of these cases. These complaints allege that the Company’s directors breached their fiduciary duties by allegedly failing to auction the Company, to undertake an appropriate evaluation of the Company as a merger/acquisition candidate, to act independently to protect its stockholders, and to ensure that no conflicts of interest existed or that any conflicts were resolved in “the best interests of GSE’s public shareholders.” The complaints seek, among other relief, to enjoin the merger or to rescind it if approved by stockholders and consummated and to obtain unspecified damages from the defendants. On February 10, 2004, the Delaware Court of Chancery entered an order consolidating the three actions for all purposes and requiring the plaintiffs to file a consolidated amended complaint as soon as practicable. As of March 11, 2004, the plaintiffs have not amended their complaint.

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

     On January 14, 2004, the Company received a letter from Shire Equipment Leasing Corporation (“Shire”) relating to litigation instituted by Wembley Ltd., the holder of record of 4,557,143 shares of our common stock and the Company’s largest stockholder. Wembley seeks a declaratory judgment that neither Pro Air, Inc., which was declared bankrupt in 2003, nor Shire, its assignee, ever acquired an ownership interest in 1.1 million of these shares which are currently and have been held of record continuously by Wembley. Shire disputes this contention and indicates that it will seek recovery (a) against Wembley and, if Wembley is unable to satisfy any such judgment, (b) against the Company for as much as $200 million in alleged consequential damages resulting from its and/or Pro Air’s inability to own and sell the Company shares, if and to the extent that the Company acted in concert with Wembley “to thwart the (allegedly) rightful transfer” of the Company shares to which Shire makes claim.

     The Company believes that this dispute is between Wembley and Shire. Accordingly, should such a claim be forthcoming, the Company intends to defend itself vigorously. Upon conclusion of the merger, the Company expects to request all the Company stockholders to surrender their certificates for cancellation in exchange for payment of the merger consideration. The Company intends to pay the merger consideration to whichever of the parties (Wembley or Shire) submits, in the form required for “good delivery,” the stock certificate in controversy.

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

     Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information allows the aggregation of an enterprise’s segments if they are similar. The Company operates in different geographic areas, however, the Company has reviewed the aggregation criteria and determined that the Company operates as one segment based on the high degree of similarity of the following aspects of the Company’s operations:

•	nature of the products and services,

•	raw materials and production processes used,

•	customers and markets served,

•	methods used to distribute products and services,

•	effects of regulatory influences on the market, and the economic characteristics of the products and services in different geographical areas.

	Years Ended
	2003	2002	2001
Sales to unaffiliated customers (based on the geographic location of the customer):
United States	$161,112	$165,680	$93,136
Europe	61,181	63,745	51,979
Latin & South America	15,430	10,704	9,339
Far East/Pacific Rim	15,683	11,650	10,966
Africa and Middle East	13,794	8,655	7,473
Other	7,418	6,536	516
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

GUNDLE/SLT ENVIRONMENTAL, INC.

SUPPLEMENTARY DATA

Consolidated quarterly financial data (Unaudited) —

     Unaudited quarterly information for fiscal 2003 and 2002 is as follows (in thousands, except per share amounts):

	2003				2002
	Quarter				Quarter
	First	Second	Third	Fourth	First	Second	Third	Fourth
Net sales	$39,119	$86,880	$92,651	$55,968	$38,730	$81,932	$93,957	$52,351
Gross profit	4,850	19,591	21,033	13,685	6,121	19,484	21,227	9,812
Income (loss) before income taxes	(2,644)	12,103	17,202	4,858	(4,021)	9,278	14,595	1,406
Net income (loss) before extraordinary items	(1,718)	7,867	11,180	3,442	(2,358)	5,382	8,887	979
Extraordinary gain – Serrot acquisition	—	—	—	—	24,667	(368)	4,124	(2,457)
Net income (loss)	(1,718)	7,867	11,180	3,442	22,295	5,054	12,986	(1,479)
Basic earnings (loss) per Common Share	(.15)	.68	.97	.31	2.02	.45	1.15	(.13)
Diluted earnings (loss) per Common Share	(.14)	.65	.92	.29	2.02	.43	1.11	(.13)

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

PART III

ITEM 10. Directors and Executive Officers of the Registrant

The names, ages and positions of the Company’s directors and executive officers are set forth below:

			Director
Name	Age	Position	Since
Samir T. Badawi	64	President, Chief Executive Officer and Director	1995

James R. Burke	66	Director	1996

Bruce Cummings	64	Director	2000

James R. Gibbs	58	Director	2000

T. William Porter	62	Director	1988

Edward T. Sheehan	61	Director	1998

Roger J. Klatt	65	Executive Vice President, Treasurer, Assistant Secretary and Chief Financial Officer	—

Ernest C. English, Jr.	51	Vice President and General Manager of North America Operations	—

Gerald E. Hersh	60	Vice President and General Manager of U.S. Installation Operations	—

James T. Steinke	57	Vice President and General Manager of Asia/Pacific Operations	—

Paul A. Firrell	37	Vice President and General Manager of Europe / Middle East / Africa Operations	—

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

     In May of each year, the Company grants each director an option to purchase 2,000 shares of common stock. The exercise price equals the fair market value of the shares at the date of grant. The options have a five year life and vest one year after the date of grant. If the proposed merger with affiliates of Code Hennessy & Simmons IV LP is completed, the Company will not make these annual grants in 2004. See discussion of the proposed merger under Item 7 of this report.

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

     The board approved a $432,000 base salary for Mr. Badawi while serving as president and chief executive officer for 2004. His base salary was based on recommendations of the committee without Mr. Badawi’s participation. The Company’s annual bonuses are intended to reflect a policy of requiring a minimum level of company financial performance for the year before any bonuses are earned by senior executives. Bonuses for achieving higher levels of performance are directly related to the level achieved. While development of any business involves factors other than profitability, the emphasis of the compensation committee in recent years (with board concurrence) has been on encouraging management to maintain the Company’s profitability. For 2003, bonuses were based upon a combination of objective and subjective criteria with the following bonuses paid to senior officers:

•	Mr. Badawi – $331,660

•	Mr. Klatt - $148,063

•	Mr. English - $71,977

•	Mr. Firrell - £55,291

•	Mr. Hersh - $65,563

•	Mr. Steinke - $75,008

     The following members of the compensation committee have furnished the preceding report:

Edward T. Sheehan - Chairman
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

	Number of		Number of securities
	securities to		remaining available for
	be issued upon		future issuance under
	exercise	Weighted-average	equity compensation
	of outstanding	exercise price of	plans (excluding
	options,	outstanding options	securities reflected in
Plan Category	warrants and rights	warrants and rights	first column)
Equity compensation plans approved by security holders	1,483,250	$4.59	324,654
Equity compensation plans not approved by security holders	—	—	—
Total	1,483,250	$4.59	324,654

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

Name and Address of Beneficial Owners	Amount Owned		Percent of Class
Wembley Ltd. Columbus Centre Building Road Town, Tortola British Virgin Islands	4,557,143	(1)	39.5%
GEO Holdings Corp.(2)	4,557,143		39.5%
Code Hennessy & Simmons IV LP(2) (3)	4,557,143		39.5%
CHS Management IV LP (2) (3)	4,557,143		39.5%
Code Hennessy & Simmons LLC(1) (3)	4,557,143		39.5%
Daniel J. Hennessy (2) (3)	4,557,143		39.5%
Marcus J. George(2) (3)	4,557,143		39.5%
Brian P. Simmons(2) (3)	4,557,143		39.5%
Peter M. Gotsch(2) (3)	4,557,143		39.5%
Thomas J. Formolo(2) (3)	4,557,143		39.5%
Jon S. Vesely(2) (3)	4,557,143		39.5%
Andrew W. Code(2) (3)	4,557,143		39.5%
Michael L. Kessey(2) (3)	4,557,143		39.5%
10 South Wacker Drive, Suite 3175 Chicago, Illinois 60606
E. Lisk Wyckoff, Jr.(4) 10 Longacre Lane Old Lyme, Connecticut 06371	4,557,143		39.5%
Grace & White 515 Madison Ave., Suite 1700 New York, New York 10022	901,541		7.8%
Dimensional Fund Advisors, Inc.(5) 1299 Ocean Avenue Santa Monica, California 90401	791,812		6.9%

(1)	For a discussion of litigation related to ownership of some of these shares, see Item 3. Legal Proceedings.

(2)	Each of these entities and persons may be deemed to have acquired beneficial ownership pursuant to the terms of the Voting Agreement, dated as of December 31, 2003, between GEO Holdings and Wembley Ltd. Each of these entities and persons disclaims any beneficial ownership of the 4,557,143 shares covered by the Voting Agreement, and all share the address of 10 South Wacker Drive, Suite 3175, Chicago, Illinois 60606

(3)	Affiliate of GEO Holdings Corp. and/or Code Hennessy & Simmons LLC.

(4)	Includes Wembley Ltd.’s shares. Mr. Wyckoff, as director of Wembley, Ltd., may be deemed to own beneficially the 4,557,143 shares owned by Wembley. Mr. Wyckoff disclaims any such beneficial ownership.

(5)	Dimensional Fund Advisors, Inc., a registered investment advisor, is deemed to have beneficial ownership of 791,812 shares of common stock of GSE as of December 31, 2003, all of which are held by investment companies, commingled group trusts and separate accounts for which Dimensional Fund Advisors, Inc. serves as investment advisor or manager. Dimensional Fund Advisors, Inc. disclaims beneficial ownership of all these shares.

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

(a)(3) Exhibits:

Exhibit No.
2-A	—	Stock Purchase Agreement, dated as of January 22, 2002, between Waste Management Holdings, Inc. and the Registrant (incorporated by reference to exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed January 23, 2002)

2-B		Plan and Agreement of Merger of GEO Sub Corp. and the Registrant dated as of December 31, 2003 among GEO Sub Corp., GEO Holdings Corp. and the Registrant (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed January 5, 2004)

3-A	—	Articles of Incorporation as amended (Exhibits 3.1, 3.2 and 3.3 to Registrant’s Registration Statement No. 33-9809 are incorporated herein by reference)

3-B	—	Bylaws (Exhibit 3.4 to Registrant’s Registration Statement No. 33-9809 is incorporated herein by reference)

4-A	—	Credit Agreement dated as of February 4, 2002, between the Registrant, and certain of its subsidiaries, the financial institutions named therein, and Bank of America, N.A., as agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed February 14, 2002)

4-B	—	Loan and Security Agreement dated as of February 4, 2002, between Registrant and certain of its subsidiaries, and Transamerica Equipment Financial Services Corporation (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed February 14, 2002)

4-C	—	Promissory note dated as of February 4, 2002, between Registrant and Transamerica Equipment Financial Services Corporation (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed February 14, 2002)

10-B	—	Registrant’s 1986 stock option plan (Exhibit 10.11 to Registrant’s Registration Statement No. 33-44306 is incorporated herein by reference)

10-G	—	Registrant’s 1995 Incentive Stock Plan as Amended and Restated May 3, 2001, (incorporated by reference to 4.1 of the Registrant’s Registration Statement number 333-63466)

10-I	—	Employment Agreement dated March 10, 1997, between Roger J. Klatt and the Company (incorporated by reference to Exhibit of the same number in Registrant’s 1997 Annual Report on Form 10-K)

10-J	—	Registrant’s 1996 Nonqualified Stock Option Plan for Non-Employee Directors (Exhibit 4.1 to Registrant’s Report on Form S-8 No. 333-23299 is incorporated herein by reference)

10-L	—	Amendment dated June 4, 1998, to the Employment Agreement dated March 10, 1997, between Roger J. Klatt and the Company (incorporated by reference to Exhibit of the same Number in Registrant’s report on Form 10-Q ended June 30, 1998)

10-K	—	Employment Agreement approved September 18, 2002, between Samir T. Badawi and the Company (incorporated by reference to Exhibit 10-K to the Registrant’s report on Form 10-Q for the period ended September 30, 2002)

14-A	—	Registrant’s Policy Statement of Domestic & International Business Ethics and Responsibilities.

21	—	Subsidiaries

23	—	Consent of Independent Auditors — Ernst & Young LLP

31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	—	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of Samir T. Badawi

32.2	—	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of Roger J. Klatt

(b) Reports on Form 8-K. One report on Form 8K was filed on December 31, 2003, regarding the Plan and Agreement of Merger with GEO Holdings Corp. and its wholly owned subsidiary, GEO Sub Corp.

(c) Exhibits (see Item (a)(3), above).

(d) Additional financial statements (see Items (a)(1) and (a)(2) above).

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of March, 2004.

GUNDLE/SLT ENVIRONMENTAL, INC.

	By	/s/	SAMIR T. BADAWI

Samir T. Badawi, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the 11th day of March, 2004.

Signature	Title
/s/ SAMIR T. BADAWI Samir T. Badawi	Director, Chairman of the Board and Principal Executive Officer
/s/ ROGER J. KLATT Roger J. Klatt	Principal Financial and Accounting Officer
/s/ JAMES R. BURKE James R. Burke	Director
/s/ BRUCE CUMMINGS Bruce Cummings	Director
/s/ JAMES R. GIBBS James R. Gibbs	Director
/s/ T. WILLIAM PORTER T. William Porter	Director
/s/ EDWARD T. SHEEHAN Edward T. Sheehan	Director

INDEX TO EXHIBITS

Exhibit
No.
2-A	—	Stock Purchase Agreement, dated as of January 22, 2002, between Waste Management Holdings, Inc. and the Registrant (incorporated by reference to exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed January 23, 2002)

2-B	—	Plan and Agreement of Merger of GEO Sub Corp. and the Registrant dated as of December 31, 2003 among GEO Sub Corp., GEO Holdings Corp. and the Registrant (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed January 5, 2004)

3-A	—	Articles of Incorporation as amended (Exhibits 3.1, 3.2 and 3.3 to Registrant’s Registration Statement No. 33-9809 are incorporated herein by reference)

3-B	—	Bylaws (Exhibit 3.4 to Registrant’s Registration Statement No. 33-9809 is incorporated herein by reference)

4-A	—	Credit Agreement dated as of February 4, 2002, between the Registrant, and certain of its subsidiaries, the financial institutions named therein, and Bank of America, N.A., as agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed February 14, 2002)

4-B	—	Loan and Security Agreement dated as of February 4, 2002, between Registrant and certain of its subsidiaries, and Transamerica Equipment Financial Services Corporation (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed February 14, 2002)

4-C	—	Promissory note dated as of February 4, 2002, between Registrant and Transamerica Equipment Financial Services Corporation (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed February 14, 2002)
Form 10-K)

10-B	—	Registrant’s 1986 stock option plan (Exhibit 10.11 to Registrant’s Registration Statement No. 33-44306 is incorporated herein by reference)

10-G	—	Registrant’s 1995 Incentive Stock Plan as Amended and Restated May 3, 2001, (incorporated by reference to 4.1 of the Registrant’s Registration Statement number 333-63466)

10-I	—	Employment Agreement dated March 10, 1997, between Roger J. Klatt and the Company (incorporated by reference to Exhibit of the same number in Registrant’s 1997 Annual Report on Form 10-K)

10-J	—	Registrant’s 1996 Nonqualified Stock Option Plan for Non-Employee Directors (Exhibit 4.1 to Registrant’s Report on Form S-8 No. 333-23299 is incorporated herein by reference)

10-L	—	Amendment dated June 4, 1998, to the Employment Agreement dated March 10, 1997, between Roger J. Klatt and the Company (incorporated by reference to Exhibit of the same Number in Registrant’s report on Form 10-Q ended June 30, 1998)

10-K	—	Employment Agreement approved September 18, 2002, between Samir T. Badawi and the Company (incorporated by reference to Exhibit 10-K to the Registrant’s report on Form 10-Q for the period ended September 30, 2002)

14-A	—	Registrant’s Policy Statement of Domestic & International Business Ethics and Responsibilities.

21	—	Subsidiaries

23	—	Consent of Independent Auditors – Ernst & Young LLP

31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a–14(a)

32.1	—	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of Samir T. Badawi

32.2	—	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of Roger J. Klatt