Form 10-Q
period 2004-03-31
GUNDLE SLT ENVIRONMENTAL INC
filed 2004-04-22
CIK 805023

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Exchange Act.    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of the latest practicable date.

Class	Outstanding at April 16, 2003
Common stock, par value $.01	11,546,438

GUNDLE/SLT ENVIRONMENTAL, INC.

GUNDLE/SLT ENVIRONMENTAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)

	MARCH 31, 2004	DECEMBER 31, 2003
	(UNAUDITED)
ASSETS
CURRENT ASSETS:
CASH AND CASH EQUIVALENTS	$21,034	$47,899
ACCOUNTS RECEIVABLE, NET	35,290	46,560
CONTRACTS IN PROGRESS	2,790	711
INVENTORY	42,645	33,231
DEFERRED INCOME TAXES	7,092	5,587
PREPAID EXPENSES AND OTHER	4,531	604

TOTAL CURRENT ASSETS	113,382	134,592

PROPERTY, PLANT AND EQUIPMENT, NET	32,681	33,131
EXCESS OF PURCHASE PRICE OVER FAIR VALUE OF NET ASSETS ACQUIRED, NET	23,384	23,365
DEFERRED INCOME TAXES	2,072	2,127
RESTRICTED CASH	18,056	18,056
OTHER ASSETS	2,452	2,232

	$192,027	$213,503

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES	$32,388	$33,013
ADVANCE BILLINGS ON CONTRACTS IN PROGRESS	2,239	2,781
CURRENT PORTION OF LONG-TERM DEBT	0	4,914
SHORT TERM DEBT	87	0
INCOME TAXES PAYABLE	464	1,432

TOTAL CURRENT LIABILITIES	35,178	42,140

LONG-TERM DEBT	0	11,808
OTHER LIABILITIES	1,404	1,189
MINORITY INTEREST	1,219	1,209

STOCKHOLDERS’ EQUITY:
PREFERRED STOCK, $1.00 PAR VALUE, 1,000,000 SHARES AUTHORIZED, NO SHARES ISSUED OR OUTSTANDING	—	—
COMMON STOCK, $.01 PAR VALUE, 30,000,000 SHARES AUTHORIZED, 18,635,699 AND 18,619,668 SHARES ISSUED	187	186
ADDITIONAL PAID-IN CAPITAL	72,907	72,756
RETAINED EARNINGS	116,896	119,920
ACCUMULATED OTHER COMPREHENSIVE INCOME	1,811	1,870

	191,801	194,732
TREASURY STOCK AT COST, 7,089,261 AND 7,089,261 SHARES	(37,575)	(37,575)

TOTAL STOCKHOLDERS’ EQUITY	154,226	157,157

	$192,027	$213,503

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF

THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GUNDLE/SLT ENVIRONMENTAL, INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(AMOUNTS IN THOUSANDS EXCEPT EARNINGS PER SHARE DATA)

(UNAUDITED)

	THREE MONTHS ENDED MARCH 31
	2004	2003
SALES AND OPERATING REVENUE	$35,649	$39,119
COST OF PRODUCTS & SERVICES	31,156	34,269

GROSS PROFIT	4,493	4,850

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	7,908	7,641
EXPENSES RELATED TO THE SERROT ACQUISITION	0	73

OPERATING LOSS	(3,415)	(2,864)

OTHER (INCOME) EXPENSES:
INTEREST EXPENSE	1,519	644
INTEREST INCOME	(137)	(102)
FOREIGN EXCHANGE (GAIN) LOSS	215	(258)
MINORITY INTEREST	11	(50)
OTHER (INCOME) EXPENSE, NET	(144)	(454)

LOSS BEFORE INCOME TAXES	(4,879)	(2,644)

INCOME TAX BENEFIT	(1,854)	(926)

NET LOSS	$(3,025)	$(1,718)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.26)	$(0.15)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING: BASIC AND DILUTED	11,539	11,458

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF

THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GUNDLE/SLT ENVIRONMENTAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS)

(UNAUDITED)

	THREE MONTHS ENDED MARCH 31
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
NET LOSS	$(3,025)	$(1,718)
ADJUSTMENTS TO RECONCILE NET LOSS TO CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
DEPRECIATION	1,920	2,192
AMORTIZATION	763	170
DEFERRED INCOME TAXES	(2,184)	929
MINORITY INTEREST	11	(50)
GAIN ON SALE OF ASSETS	(84)	(361)
CHANGE IN OPERATING ASSETS AND LIABILITIES, NET OF EFFECTS FROM ACQUISITIONS:
ACCOUNTS RECEIVABLE	11,394	16,469
CONTRACTS IN PROGRESS	(2,082)	(1,195)
INVENTORY	(9,624)	(8,036)
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES	(289)	(149)
ADVANCE BILLINGS ON CONTRACTS IN PROGRESS	(545)	(1,428)
INCOME TAXES PAYABLE	(887)	(2,295)
OTHER ASSETS AND LIABILITIES	(4,313)	(7,334)
RESTRICTED CASH	0	(14,704)

NET CASH USED IN OPERATING ACTIVITIES	(8,945)	(17,510)

CASH FLOWS FROM INVESTING ACTIVITIES:
ADDITIONS TO PROPERTY, PLANT AND EQUIPMENT	(1,544)	(1,474)
PROCEEDS FROM SALE OF EQUIPMENT	95	361
CASH PAID FOR ACQUISITIONS, NET OF CASH ACQUIRED	0	(3,747)

NET CASH USED IN INVESTING ACTIVITIES	(1,449)	(4,860)

CASH FLOWS FROM FINANCING ACTIVITIES:
PROCEEDS FROM SHORT TERM DEBT	87	0
PROCEEDS FROM THE EXERCISE OF STOCK OPTIONS AND PURCHASES UNDER THE EMPLOYEE STOCK PURCHASE PLAN	100	252
RETIREMENT OF LONG-TERM DEBT	(16,722)	(1,181)

NET CASH USED IN FINANCING ACTIVITIES	(16,535)	(929)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	64	(151)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(26,865)	(23,450)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	47,899	42,264

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$21,034	$18,814

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF

THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GUNDLE/SLT ENVIRONMENTAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation -

General -

The accompanying unaudited, condensed consolidated financial statements have been prepared by the Registrant (“Gundle/SLT Environmental, Inc.” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of such financial statements for the periods indicated. Certain information relating to the Company’s organization and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States has been condensed or omitted in this Form 10-Q pursuant to Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission. However, the Company believes that the disclosures herein are adequate to make the information presented not misleading. The results for the three months ended March 31, 2004, are not necessarily indicative of future operating results. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

The accounting policies followed by the Company in preparing interim condensed consolidated financial statements are similar to those described in the “Notes to Consolidated Financial Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

	Three Months Ended
	March 31, 2004	March 31, 2003
Net income (loss) applicable to common stockholders
As reported	$(3,025)	$(1,718)
Total stock-based employee compensation expense under fair value based method for all awards, net of tax	180	217

Pro forma net income (loss) applicable to common stockholders	$(3,205)	$(1,935)

Basic and diluted earnings (loss) per share
As reported	$(.26)	$(.15)
Pro forma	$(.28)	$(.17)

Reclassifications -

The accompanying consolidated 2003 financial statements contain certain reclassifications to conform to the presentation used in 2004.

(2) Inventory -

Inventory is stated at the lower of cost or market. Cost, which includes material, labor and overhead, is determined by the weighted average cost method, which approximates the first in, first out cost method. Inventory consisted of the following (000’s):

	March 31, 2004	December 31, 2003
Raw materials and supplies	$8,586	$6,197
Finished goods	34,059	27,034

	$42,645	$33,231

(3) Income Taxes -

The Company’s provision for income taxes is recorded at the statutory rates adjusted for the effect of any permanent differences. The Company has various tax holidays in Thailand through 2014.

(4) Warranty Reserve -

The Company accrues a warranty reserve based on estimates for warranty claims. This estimate is based on historical claims and current business activities and is accrued as a cost of sales in the period such business activity occurs. The table below reflects a summary of activity of the Company’s continuing operations for warranty obligations through March 31, 2004 (in thousands):

Balance at December 31, 2003	$3,618
Application/reduction of warranty obligations	(129)
Provision/addition of warranty obligations	34

Balance at March 31, 2004	$3,523

(5) Equity -

On September 18, 1998, the Company’s board of directors adopted a stock repurchase plan under which the Company was authorized to repurchase up to 1,000,000 shares of its outstanding common stock in open market transactions depending on market conditions. This amount was increased to 3,000,000 shares as of December 31, 2000. As of March 31, 2004, stockholders’ equity included 1,404,357 shares repurchased under this program. All of these transactions were funded with the Company’s available cash. At March 31, 2004, the Company had 11,546,438 shares outstanding.

(6) Other Comprehensive Income -

During the first quarter of 2004 and 2003, other comprehensive losses, representing foreign currency translation adjustments, amounted to $(59,000) and $(607,000), respectively. The 2003 loss included a cumulative translation adjustment of $(1,882,000) related to the Company’s January 2003 purchase of its joint venture partner’s 50% interest in its Egyptian joint venture formed in 1996. This cumulative adjustment resulted from a decline in the Egyptian Pound exchange rate during the period the joint venture investment was accounted for under the equity method of accounting.

(7) Business Combinations -

Egyptian Acquisition 2003

In January 2003, the Company completed the acquisition of the stock of Hyma/GSE Manufacturing Co. S.A.E., and Hyma/GSE Lining Technology Co. S.A.E. held by its joint venture partners in Cairo, Egypt, for $4 million. The Company recorded $581,725 of goodwill with the acquisition. In addition, the Company agreed to purchase a blown film round die extrusion manufacturing line currently leased to Hyma/GSE Manufacturing Co. S.A.E., by the end of 2003, at a price of $950,000, and to relocate the manufacturing equipment within 24 months of such purchase. The acquisition date of the blown film round line has been extended to the end of April 2004.

(8) New Accounting Pronouncements –

In January 2003, FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46) which requires the consolidation of variable interest entities, as defined. FIN 46, as revised, was applicable to financial statements of companies that have interests in “special purpose entities”, as defined, during 2003. FIN 46 is applicable to the financial statements of companies that have interest in all other types of entities, in the first quarter of 2004. The Company did not have any variable interest entities that were required to be consolidated as a result of FIN 46.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

PROPOSED MERGER

On December 31, 2003, the Company entered into a Plan and Agreement of Merger with GEO Holdings Corp. and its wholly-owned subsidiary, GEO Sub Corp. GEO Holdings Corp. and GEO Sub Corp. are both Delaware corporations affiliated with Code Hennessy & Simmons IV LP (“CHS IV”) and were organized to effect the merger. Except as contemplated by the terms of the merger agreement and the related transactions, CHS IV does not have any relationship with the Company, its affiliates or its Board of Directors. Pursuant to the merger agreement, GEO Sub will merge with and into the Company and the Company will become a wholly-owned subsidiary of GEO Holdings. Immediately after the consummation of the merger and related financial transactions, GEO Holdings will own 100% of the Company’s outstanding common stock. Immediately following the consummation of the merger and related financing transactions, it is expected that the equity owners of GEO Holdings will be CHS IV, certain of the Company’s officers who will hold options to purchase shares of GEO Holdings’ capital stock and certain co-investors. Any co-investors will not have been affiliated with the Company, its affiliates or its Board of Directors prior to the merger, and may own, collectively, up to 2% of GEO Holdings common stock. The merger is subject to various closing conditions. If all conditions are satisfied, a closing in May 2004 is anticipated, but cannot be assured.

RESULTS OF OPERATIONS

Quarter:

For the three months ended March 31, 2004, sales and operating revenue was $35,649,000 compared with $39,119,000 for the same period last year. While U.S. units shipped were up 2.5%, sales and operating revenue of $16,261,000 were 10.0% lower than the same period last year. The starting of fewer installation jobs in the U.S. caused 2004 service revenues to be 44% lower than in the first quarter of 2003. This was primarily in the Company’s national accounts, which work remained in backlog at the end of March. Foreign sales and operating revenue was $19,388,000, 8.0% lower than last year. Foreign units shipped were down by 7.7% primarily due to the timing of shipments to South America. Foreign currency translation increased 2004 foreign sales and operating revenue by approximately $1,700,000.

Gross profit for the quarter was $4,493,000, or 7.4% lower than the prior year at $4,850,000. Gross profit, as a percentage of sales and operating revenue, increased slightly to 12.6% from 12.4% last year. Foreign currency translation increased 2004 gross profit by approximately $199,000.

Selling, general and administrative (SG&A) expenses were $7,908,000, compared with $7,641,000 in the first quarter of 2003, a 3.5% increase. Increased cost was primarily the result of approximately $230,000 of foreign currency translation effect and $391,000 of transaction costs associated with the proposed merger. SG&A, as a percent of sales, was 22.2% compared to 19.5% last year.

Interest expense of $1,519,000 was significantly more than last year’s $644,000. This year’s cost includes a prepayment fee of $690,600 and deferred financing expense of $735,000 as a result of paying off all of the Company’s Transamerica debt.

Other income was $144,000, lower than the prior year’s $454,000 as a result of fewer disposals of property and equipment during the quarter. Foreign exchange loss of $215,000 was more than the $258,000 gain on foreign exchange in 2003 primarily due to the effects of changes in the euro to dollar exchange rate.

The quarterly provision for income taxes was a benefit of $1,854,000 compared with a $926,000 benefit in the same period last year. The year-to-date tax provision was determined at the statutory rates adjusted for certain permanent differences on an entity-by-entity, year-to-date basis. The year 2003 rate was favorably impacted by a 100% tax holiday in Thailand that has reduced to a 50% tax holiday for 2004. The 2003 lower rate included the benefits of foreign entity tax differentials created by the benefits of dividends from foreign operations and exchange losses on U.S. dollar accounts in foreign operations, and a Serrot acquisition tax settlement.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

The Company’s primary source of liquidity during the first quarter of 2004 was cash on hand. At March 31, 2004, the Company had working capital of $78,204,000 of which $21,034,000 was cash and cash equivalents. The Company’s operating results and liquidity are normally reduced in the first quarter as both product deliveries and installations are at their lowest levels due to inclement weather experienced in the Northern Hemisphere, affecting when the installation season starts. Nevertheless, the Company believes that it has sufficient funds (on hand and expected from future operations) and adequate financial resources available to meet its anticipated liquidity needs including anticipated requirements for working capital, capital expenditures, and debt service in 2004.

Total capitalization as of March 31, 2004 was $154,313,000, consisting almost entirely of stockholders’ equity.

Stock Repurchase Plan

The Company has a stock repurchase plan with 1,595,643 shares still authorized. The repurchase program is inactive.

Credit Facilities

On February 4, 2002, the Company entered into a note agreement with a lender in the amount of $25,000,000. This 3-year term facility is secured by the Company’s Houston, TX, and Kingstree, SC, real properties and all of the Company’s equipment at these locations. The promissory note required monthly payments of approximately $520,000 including interest at the rate of 9.22% and matures on February 5, 2005 with a balloon payment equal to the unpaid principal balance plus accrued and unpaid interest. The terms of the note placed various restrictions on the Company’s ability to pay dividends or make certain other payments, incur additional debt, consolidate or merge into another corporation or sell assets and make capital expenditures. The note also required the Company to maintain certain financial ratios and specified levels of consolidated net worth. In January 2004, the Company paid off the note in full.

On February 4, 2002, the Company entered into a 3-year credit agreement with Bank of America, N.A., as agent, to borrow up to

$55,000,000 on a revolving basis. The amount of borrowings allowed under the credit agreement is determined by the amount of eligible receivable and inventory amounts that make up the borrowing base. Loans made pursuant to the credit agreement bear interest, at the Company’s option, at the bank’s prime rate or the reserve adjusted LIBOR plus an applicable margin based on the ratio, from time-to-time, of the Company’s EBITDA (as defined in the credit agreement) to certain “fixed charges”, including principal paid on funded debts, cash interest expense, dividends, stock repurchases and certain other distributions made, cash amount of taxes paid and net capital expenditures made from time-to-time. The applicable margin for prime rate loans may vary between 0% and .25% per annum, and the applicable margin for LIBOR based loans may vary between 2% and 2.75% per annum. Fees will be payable from time-to-time with respect to letters of credit issued pursuant to the credit agreement at a rate equal to the margin payable with respect to LIBOR based revolving loans. An annual commitment fee of 3/8% is payable on any unused portion of the facility. The terms of the credit agreement place various restrictions on the Company’s ability to pay dividends or make certain other payments, incur additional debt, consolidate or merge into another corporation or sell assets and to make capital expenditures. The credit agreement also requires the Company to maintain certain financial ratios and specified levels of consolidated net worth. As of March 31, 2004, the Company had $16,657,000 available under this credit agreement.

At March 31, 2004, the Company had five local foreign credit facilities. It had credit facilities with two German banks in the amount of EUR 5,100,000. These revolving credit facilities are secured by a corporate guarantee and bear interest at various market rates. These credit facilities are used primarily to guarantee the performance of European installation contracts and temporary working capital requirements. At March 31, 2004, the Company had EUR 3,151,000 available under these credit facilities with EUR 1,949,000 of bank guarantees outstanding. The Company had two credit facilities with an Egyptian bank in the amount of EGP 15,000,000. These credit facilities bear interest at various market rates and are primarily for cash management purposes. At March 31, 2004, the Company had EGP 14,466,000 available under these credit facilities. The Company had a credit facility with a Canadian bank in the amount of Canadian Dollar 500,000 that bears interest at market rate, secured by working capital. At March 31, 2004, the Company had the full amount available under this line.

Sources and Uses of Cash

Cash used in operating activities during the first quarter ended 2004 was $8,945,000, compared to $17,510,000 used in operating activities in the prior year. The decrease was primarily from restricting $14,704,000 of cash in the prior year for security for the supercedeas appeal bond in the Poly-America case, offset partially by changes in elements of working capital.

Cash used by investing activities during the first quarter ended March 2004 was $1,449,000, compared to $4,860,000 in the prior year. During 2003, the purchase of the Egyptian joint venture used cash of $3,747,000. Cash of $1,449,000 was used for capital expenditures, net of proceeds from fixed assets sold, compared to $1,113,000 in 2003.

Cash used in financing activities during the first quarter ended March 2004 was $16,535,000, compared to $929,000 in the prior year. The difference is primarily the result of the retirement of term notes in the amount of $16,722,000. (see Credit Facilities above).

Other

The Company’s operations are subject to seasonal fluctuation with the greatest volume of product deliveries and installations typically occurring in the summer and fall months. In particular, the Company’s operating results are most impacted in the first quarter as both product deliveries and installations are at their lowest levels due to the inclement weather experienced in the Northern Hemisphere, affecting when the installation season starts.

The Company’s foreign subsidiaries routinely accept contracts in currencies different than their functional currency. The Company recognizes that such practices are subject to the risk of foreign currency fluctuations not present in U.S. operations. Foreign exchange gains and losses to date have not been material to the Company’s operations as a whole.

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

Critical Accounting Policies and Estimates

A discussion of critical accounting policies is included in the Company’s 2003 Annual Report on Form 10-K. There have been no material changes in critical accounting policies since the date of that filing, or during the quarter ended March 31, 2004.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

No material change since December 31, 2003.

ITEM 4. CONTROLS AND PROCEDURES

As of March 31, 2004, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2004. During the quarter ended March 31, 2004, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Poly America Lawsuit

On January 6, 2003, a judgment was entered against us in the United States District Court for the Northern District of Texas for damages arising out of the alleged patent infringement activities of Serrot conducted prior to our acquisition of Serrot. The jury in Dallas determined that Serrot had willfully infringed upon two patents held by Poly-America, L.P., one for the manufacturing process and a second patent for the smooth edge textured sheet produced on round die blown film manufacturing equipment. On August 28, 2003, the court issued an opinion and order on post trial motions, including a reduced judgment in the amount of $11,965,158, together with prejudgment interest in the sum of $3,081,050, post-judgment interest at the rate of 1.29% per annum, and taxable costs of the court. The court denied the request of Poly-America, L.P. for treble damages and attorneys’ fees. We posted an amended $18,055,699 supercedeas appeal bond and entered into a collateral agreement with an insurance company whereby we deposited funds equal to the bond amount. The collateral agreement provides for interest on the deposited funds, which interest accrues to our benefit. We have not reserved any amounts in connection with this litigation, however. On September 29, 2003, we filed an appeal to the U.S. District Court of Appeals for the Federal Circuit in Washington, D.C. and on December 16, 2003, filed our appeals brief. On April 1, 2004, we filed our reply brief.

Challenge to the Merger

The Company, our directors, Code Hennessy & Simmons LLC, GEO Sub and GEO Holdings have been named in one or more of three putative class action lawsuits filed in January 2004 in the Delaware Court of Chancery (Calhoun v. Gundle/SLT Environmental, Inc., et al., C.A. No.153-N, Twist Partners LLP v. Badawi, et al., C.A. No.150-N, and Bell v. Gundle/SLT Environmental, Inc., et al., C.A. No.169-N). These complaints allege that our directors breached their fiduciary duties by allegedly failing to auction the Company, to undertake an appropriate evaluation of the Company as a merger/acquisition candidate, to act independently to protect our stockholders, and to ensure that no conflicts of interest existed or that any conflicts were resolved in “the best interests of GSE’s public shareholders”. The complaints seek, among other relief, to enjoin the merger or to rescind it if approved by stockholders and consummated and to obtain unspecified damages from the defendants. On February 10, 2004, the Delaware Court of Chancery entered an order consolidating the three actions for all purposes and requiring the plaintiffs to file a consolidated amended complaint as soon as practicable. The parties to the consolidated actions have executed a Memorandum of Understanding that reflects an agreement in principle to settle the actions, subject to the negotiation of a definitive stipulation of settlement, due notice to the Company’s current and former stockholders who are members of the plaintiff class and approval by the Delaware Court of Chancery. This agreement in principle is based on enhanced disclosures, all of which are included in the Company’s definitive proxy statement filed with the Securities and Exchange Commission on April 9, 2004. The Memorandum of Understanding also includes the defendants’ agreement to pay plaintiffs’ attorney fees, costs and expenses up to $330,000, subject to approval of the Delaware Court of Chancery.

We and our directors believe these suits are without merit, and if the settlement contemplated by the Memorandum of Understanding is not approved by the Delaware Court of Chancery, we and they intend to vigorously defend the litigation. These or similar lawsuits may jeopardize the merger, since their existence could result in the failure of one or more conditions precedent to GEO Holdings’ obligation to conclude the merger and thus permit GEO Holdings to terminate the merger agreement and abandon the merger should it desire to do so.

Wembley Dispute

On January 14, 2004, the Company received a letter from Shire Equipment Leasing Corporation (“Shire”) relating to litigation instituted by Wembley Ltd., the holder of record of 4,557,143 shares of our common stock and the Company’s largest stockholder. Wembley seeks a declaratory judgment that neither Pro Air, Inc., which was declared bankrupt in 2003, nor Shire, its assignee, ever acquired an ownership interest in 1.1 million of these shares, which are currently and have been held of record continuously by Wembley. Shire disputes this contention and indicates that it will seek recovery (a) against Wembley and, if Wembley is unable to satisfy any such judgment, (b) against the Company for as much as $200 million in alleged consequential damages resulting from its and/or Pro Air’s inability to own and sell the Company shares, if and to the extent that the Company acted in concert with Wembley “to thwart the (allegedly) rightful transfer” of the Company shares to which Shire makes claim. The Company believes that this dispute is between Wembley and Shire. Accordingly, should such a claim be forthcoming, the Company intends to defend itself vigorously. Upon conclusion of the merger, the Company expects to request all the Company stockholders to surrender their certificates for cancellation in exchange for payment of the merger consideration. The Company intends to pay the merger consideration to whichever of the parties (Wembley or Shire) submits, in the form required for “good delivery,” the stock certificate in controversy.

SEC Inquiry

The Fort Worth District Office of the Securities and Exchange Commission has inquired of the Company about a sale of its common stock in late September 2003 by a former non-U.S.-resident Company director. The shares were sold through a brokerage account on which the Company’s president and chief executive officer was listed as a contact person, without any beneficial or other interest. The sale was made shortly before the Company announced it would not meet earnings expectations for the third quarter 2003. The chief executive officer has informed the Company that he has no reason to believe that the non-resident former director, who left the Board several years ago, possessed any non-public information at the time of sale. The Company has voluntarily produced information and documents in connection with the former director’s sale, as requested by the Securities and Exchange Commission in November 2003 and January 2004. The Company has no knowledge of any wrongdoing on its part or that of any affiliates, officer or the former director and intends to continue to cooperate fully in respect of this inquiry.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit No.
31.1	Certification of Chief Executive Officer pursuant to Rules 13(a)-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rules 13(a)-14(a)

32.1	-Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of Samir T. Badawi

32.2	-Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of Roger J. Klatt

(b)	Reports on Form 8-K

Filed January 5, 2004, regarding the Plan and Agreement of Merger, dated December 31, 2003, between GEO Sub Corp, and GEO Holdings Corp., and the Company.

Filed January 6, 2004, regarding a press release announcing that the Company, its directors and a prospective buyer of the Company had been named in a lawsuit related to the proposed merger, styled Twist Partners LLP v. Badawi, et al, C.A. No. 150-N.

Filed February 11, 2004 regarding a press release describing the earnings for the quarter and year ended December 31, 2003.

Filed April 9, 2004 regarding a memorandum of understanding between the parties in the matters of Calhoun v. Gundle/SLT Environmental, Inc., et al, C.A. No. 153-N, Twist Partners LLP v. Badawi, et al, C.A. No. 150-N, and Bell v. Gundle/SLT Environmental, Inc., et al, C.A. No. 169-N related to the proposed merger of Code Hennessy & Simmons LLC, GEO Sub Corp. and GEO Holdings Corp.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GUNDLE/SLT ENVIRONMENTAL, INC.

DATE April 22, 2004	BY	/S/ Roger J. Klatt
ROGER J. KLATT,
EXECUTIVE VICE PRESIDENT & CHIEF FINANCIAL OFFICER