Form 10-Q
period 2004-09-30
GUNDLE SLT ENVIRONMENTAL INC
filed 2004-10-28
CIK 805023

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 333-118278

GUNDLE/SLT ENVIRONMENTAL, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	22-2731074
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

19103 Gundle Road, Houston, Texas	77073
(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code) (281) 443-8564

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant is required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 25, 2004
Common stock, par value $.01	2,985,360

GUNDLE/SLT ENVIRONMENTAL, INC.

GUNDLE/SLT ENVIRONMENTAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)

	PREDECESSOR	SUCCESSOR
	DECEMBER 31, 2003	SEPTEMBER 30, 2004
		(UNAUDITED)
ASSETS
CURRENT ASSETS:
CASH AND CASH EQUIVALENTS	$47,899	$9,144
ACCOUNTS RECEIVABLE, NET	46,560	74,990
CONTRACTS IN PROGRESS	711	8,303
INVENTORY	33,231	29,730
DEFERRED INCOME TAXES	5,587	4,491
PREPAID EXPENSES AND OTHER	604	1,680

TOTAL CURRENT ASSETS	134,592	128,338

PROPERTY, PLANT AND EQUIPMENT, NET	33,131	97,414
EXCESS OF PURCHASE PRICE OVER FAIR VALUE OF NET ASSETS ACQUIRED, NET	23,365	52,617
CUSTOMER LISTS AND OTHER INTANGIBLE ASSETS	0	22,755
DEFERRED INCOME TAXES	2,127	6,983
RESTRICTED CASH	18,056	18,056
DEFERRED FINANCING COSTS AND OTHER ASSETS, NET	2,232	14,439

	$213,503	$340,602

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES	$33,013	$49,607
ADVANCE BILLINGS ON CONTRACTS IN PROGRESS	2,781	2,505
CURRENT PORTION OF LONG-TERM DEBT	4,914	4,434
SHORT TERM DEBT	0	10,000
INCOME TAXES PAYABLE	1,432	662

TOTAL CURRENT LIABILITIES	42,140	67,208

LONG-TERM DEBT	11,808	170,260
OTHER LIABILITIES	1,189	1,170
DEFERRED TAXES	0	29,758
MINORITY INTEREST	1,209	2,331

STOCKHOLDERS’ EQUITY:
COMMON STOCK, $.01 PAR VALUE, 30,000,000 SHARES AUTHORIZED, 18,619,668 SHARES ISSUED	186	0
COMMON STOCK, $.01 PAR VALUE, 3,700,000 SHARES AUTHORIZED, 2,985,360 SHARES ISSUED	0	30
ADDITIONAL PAID-IN CAPITAL	72,756	60,599
RETAINED EARNINGS	119,920	8,034
ACCUMULATED OTHER COMPREHENSIVE INCOME	1,870	1,212

	194,732	69,875
TREASURY STOCK AT COST, 7,089,261 AND -0- SHARES	(37,575)	0

TOTAL STOCKHOLDERS’ EQUITY	157,157	69,875

	$213,503	$340,602

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF

THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GUNDLE/SLT ENVIRONMENTAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(AMOUNTS IN THOUSANDS EXCEPT EARNINGS PER SHARE DATA)

(UNAUDITED)

	PREDECESSOR	SUCCESSOR
	THREE MONTHS ENDED SEPTEMBER 30, 2003	THREE MONTHS ENDED SEPTEMBER 30, 2004
SALES AND OPERATING REVENUE	$92,650	$101,034
COST OF PRODUCTS & SERVICES	71,617	78,644

GROSS PROFIT	21,033	22,390

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	6,241	7,862
EXPENSES RELATED TO CHS ACQUISITION	226	0

OPERATING INCOME	14,566	14,528

OTHER (INCOME) EXPENSES:
INTEREST EXPENSE	641	5,173
INTEREST INCOME	(98)	(83)
FOREIGN EXCHANGE LOSS	87	7
MINORITY INTEREST	99	28
OTHER (INCOME) EXPENSE, NET	(3,365)	41

INCOME BEFORE INCOME TAXES	17,202	9,362

INCOME TAX PROVISION	6,022	3,228

NET INCOME	$11,180	$6,134

BASIC EARNINGS PER COMMON SHARE	$0.97	$2.05

DILUTED EARNINGS PER COMMON SHARE	$0.92	$1.89

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	11,521	2,985

DILUTED	12,149	3,253

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF

THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GUNDLE/SLT ENVIRONMENTAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(AMOUNTS IN THOUSANDS EXCEPT EARNINGS PER SHARE DATA)

(UNAUDITED)

	PREDECESSOR		SUCCESSOR
	NINE MONTHS ENDED SEPTEMBER 30, 2003	JANUARY 1 THROUGH MAY 17, 2004	MAY 18 THROUGH SEPTEMBER 30, 2004
SALES AND OPERATING REVENUE	$218,650	$70,393	$150,061
COST OF PRODUCTS & SERVICES	173,176	60,107	117,948

GROSS PROFIT	45,474	10,286	32,113

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	20,738	12,430	12,151
EXPENSES RELATED TO CHS ACQUISITION	535	5,863	0

OPERATING INCOME (LOSS)	24,201	(8,007)	19,962

OTHER (INCOME) EXPENSES:
INTEREST EXPENSE	1,999	1,639	7,622
INTEREST INCOME	(349)	(188)	(165)
FOREIGN EXCHANGE (GAIN) LOSS	(512)	131	29
MINORITY INTEREST	165	(31)	112
OTHER (INCOME) EXPENSE, NET	(3,763)	(272)	6

INCOME (LOSS) BEFORE INCOME TAXES	26,661	(9,286)	12,358

INCOME TAX PROVISION (BENEFIT)	9,332	(2,310)	4,324

NET INCOME (LOSS)	$17,329	$(6,976)	$8,034

BASIC EARNINGS PER COMMON SHARE	$1.51	$(0.60)	$2.69

DILUTED EARNINGS PER COMMON SHARE	$1.44	$(0.60)	$2.47

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	11,481	11,542	2,985

DILUTED	12,061	11,542	3,253

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF

THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GUNDLE/SLT ENVIRONMENTAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS)

(UNAUDITED)

	PREDECESSOR		SUCCESSOR
	NINE MONTHS ENDED SEPTEMBER 30, 2003	JANUARY 1 THROUGH MAY 17, 2004	MAY 18 THROUGH SEPTEMBER 30, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)	$17,329	$(6,976)	$8,034
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
DEPRECIATION	6,550	2,998	3,614
AMORTIZATION OF INTANGIBLES	0	0	1,677
AMORTIZATION OF DEBT ISSUANCE COSTS	509	736	648
AMORTIZATION OF NON-COMPETE AGREEMENT	0	42	38
DEFERRED INCOME TAXES	1,089	(1,162)	(1,784)
STOCK OPTION COMPENSATION	0	1,490	0
MINORITY INTEREST	165	(31)	112
GAIN ON SALE OF ASSETS	(3,777)	(190)	16
CHANGE IN OPERATING ASSETS AND LIABILITIES, NET OF EFFECTS FROM ACQUISITIONS:
ACCOUNTS RECEIVABLE	(16,435)	450	(21,887)
CONTRACTS IN PROGRESS	(2,351)	(3,480)	(4,099)
INVENTORY	1,875	(7,020)	11,176
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES	5,799	5,262	6,324
ADVANCE BILLINGS ON CONTRACTS IN PROGRESS	(2,702)	(935)	648
INCOME TAXES PAYABLE	662	(2,678)	972
OTHER ASSETS AND LIABILITIES	(519)	(3,532)	2,735
RESTRICTED CASH	(18,056)	0	0

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(9,862)	(15,026)	8,224

CASH FLOWS FROM INVESTING ACTIVITIES:
ADDITIONS TO PROPERTY, PLANT AND EQUIPMENT	(5,016)	(3,050)	(3,025)
PROCEEDS FROM SALE OF EQUIPMENT	3,858	260	320
CASH PAID FOR CHS ACQUISITION INCLUDING EXPENSES, NET OF CASH ACQUIRED	0	0	(221,531)
CASH PAID FOR ACQUISITIONS, NET OF CASH ACQUIRED	(3,792)	0	0

NET CASH USED IN INVESTING ACTIVITIES	(4,950)	(2,790)	(224,236)

CASH FLOWS FROM FINANCING ACTIVITIES:
PROCEEDS FROM SHORT TERM DEBT	683	0	10,000
PROCEEDS FROM LONG TERM DEBT	0	806	175,000
PAYMENT OF FINANCING FEES	0	0	(14,071)
PROCEEDS FROM THE EXERCISE OF STOCK OPTIONS AND PURCHASES UNDER THE EMPLOYEE STOCK PURCHASE PLAN	555	100	0
PROCEEDS FOR NEW STOCK ISSUANCE	0	0	55,229
RETIREMENT OF LONG-TERM DEBT	(3,690)	(16,723)	(1,106)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(2,452)	(15,817)	225,052

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(192)	0	104

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(17,456)	(33,633)	9,144
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	42,264	47,899	0

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$24,808	$14,266	$9,144

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF

THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GUNDLE/SLT ENVIRONMENTAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation –

General –

On May 18, 2004, GEO Sub Corp., a newly formed entity controlled by Code Hennessy & Simmons IV (“CHS IV”), merged with and into Gundle/SLT Environmental, Inc. (the “Company”), with the Company surviving the merger (the “Merger”), and each share of Company common stock converted into the right to receive $18.50 in cash, in a transaction valued at approximately $235.0 million. As a result of the Merger, all of the outstanding capital stock of the Company is owned by GEO Holdings Corp. (“GEO Holdings”) which is controlled by CHS IV, an entity controlled by Code Hennessy & Simmons LLC (“CHS”).

The financial statements included herein prior to May 18, 2004 are those of the Predecessor Company. The financial statements subsequent to May 17, 2004 are those of the Successor Company and, as a result of the purchase price allocation discussed in Note 9, are not comparable to those of the Predecessor Company.

The accompanying unaudited, condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for the fair presentation of such financial statements for the periods indicated. Certain information relating to the Company’s organization and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in this Form 10-Q pursuant to Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission. However, the Company believes that the disclosures herein are adequate to make the information presented not misleading. The results for periods of January 1 through May 17, 2004, and May 18 through September 30, 2004, are not necessarily indicative of future operating results. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Predecessor Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

The accounting policies followed by the Company in preparing interim condensed consolidated financial statements are similar to those described in the “Notes to Consolidated Financial Statements” in the Predecessor Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Organization –

The Company, through GSE Lining Technology, Inc. and the Company’s other operating subsidiaries, is primarily engaged in the manufacture, sale and installation of geosynthetic lining systems.

Stock-Based Compensation –

In accordance with the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-based Compensation, prior to May 18, 2004, the Predecessor Company had elected to continue to follow the Accounting Principles Board Opinion (“APB”) 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its employee stock-based compensation plans. Under APB 25, if the exercise price of employee stock options equaled or exceeded the fair value of the underlying stock on the date of grant, no compensation expense was recognized. The Successor Company has not granted any stock options other than those rollover options discussed in Note 5. The rollover options were recorded at fair market value in connection with the purchase price allocation discussed in Note 9.

Reclassifications –

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

(2) Inventory –

Inventory is stated at the lower of cost or market. Cost, which includes material, labor and overhead, is determined by the weighted average cost method, which approximates the first in, first out cost method. Inventory consisted of the following (000’s):

	Predecessor	Successor
	December 31, 2003	September 30, 2004
Raw materials & supplies	$6,197	$7,738
Finished goods	27,034	21,992

Total	$33,231	$29,730

In connection with the Merger and the purchase price allocation discussed in Note 9, the Successor Company recorded an adjustment of approximately $900,000 to increase inventory value as of May 18, 2004. This was done to adjust inventory value to a new basis, which is current market value less a reasonable margin.

(3) Income Taxes –

The Company’s provision for income taxes is recorded at the statutory rates adjusted for the effect of any permanent differences based on its expected total fiscal year results. The Company has various tax holidays in Thailand through 2014.

(4) Warranty Reserve –

The Company accrues a warranty reserve based on estimates for warranty claims. This estimate is based on historical claims and current business activities and is accrued as a cost of sales in the period such business activity occurs. The table below reflects a summary of activity of the Company’s warranty reserve which is included in accounts payable and accrued liabilities in the accompanying balance sheet. (000’s)

Balance at December 31, 2003	$3,618
Application/reduction of warranty obligations	(879)

Balance at May 17, 2004 (Predecessor Company)	2,739
Application/reduction of warranty obligation	(237)

Balance at September 30, 2004 (Successor Company)	$2,502

(5) Equity –

All outstanding stock options granted under the Predecessor Company’s equity incentive plans (other than certain options owned by management that were exchanged for options in the parent of the Successor Company), whether vested or unvested, entitled the holder to receive, upon completion of the Merger, cash in an amount equal to the product of (1) the excess, if any, of $18.50 per share merger consideration over the per share exercise price of the option, and (2) the number of shares of common stock underlying the option. The Company recorded a before tax compensation charge of $1,490,000 for the acceleration of stock option vesting in the period from January 1, to May 17, 2004.

Each member of management that exchanged Predecessor Company options for a GEO Holdings option entered into an executive securities agreement, a stockholders agreement and an equity registration rights agreement. Pursuant to the executive securities agreement, the executives exchanged 40% of their options to purchase the Predecessor Company’s common stock for an option to purchase the common stock of GEO Holdings. These rollover options were valued at $5.4 million using the Black-Scholes Valuation Method. The GEO Holdings stockholders agreement provides restrictions on the executive’s ability to vote their shares on certain matters and provides certain restrictions on the executive’s ability to transfer the securities, including a right of first refusal to GEO Holdings and CHS. The equity registration rights agreement provides customary “demand” and “piggyback” registration rights to certain option holders.

(6) Related Party Transactions –

Management Agreement with CHS Management IV LP –

In connection with the Merger, the Company entered into a management agreement with GEO Holdings and CHS Management IV LP (“CHS Management”), a limited partnership (1) of which CHS is the general partner and (2) which is the general partner of CHS IV. Pursuant to the management agreement, CHS Management provides certain financial and management consulting services to GEO Holdings and to the Company. In consideration of those services, the Successor Company pays fees to CHS Management in an aggregate annual amount of $2.0 million, payable in equal monthly installments. The Successor Company also agreed to reimburse CHS Management for its reasonable travel and other out-of-pocket expenses and pay additional transaction fees to them in the event the Company or any of its affiliates complete add-on acquisitions. The Successor Company also provides customary indemnification to CHS Management. In connection with the structuring and implementation of the Merger and related financing transactions, the Company paid CHS Management fees in the aggregate amount of $5.0 million at the completion of the Merger. Under the Management Agreement, the Company agreed to pay CHS Management a fee equal to 5% of the proceeds of the Company’s capital stock purchased from time to time by CHS Management or its affiliates. The management fee is subordinated to the prior payment in full of principal, interest and premium due and owing under the Company’s new senior credit facility and the indenture governing its senior notes, but the Successor Company may pay the management fee at all times except during certain events of default under the new senior credit facility or under the indenture governing the notes. In the event any portion of the management fee is not so paid, such amount will accrue and become due and payable in the next month when payment is permitted.

(7) Stock Based Compensation –

Predecessor Company Stock Option Pro Forma –

The following table illustrates the effect on net income (loss) and earnings (loss) per share as if the fair value method, in accordance with Statement of Financial Accounting Standards No. 123, had been applied to all outstanding and unvested awards in each period (in 000’s).

	Three months ended September 30, 2003	January 1 through May 17, 2004	Nine months ended September 30, 2003
Net income (loss) applicable to common stockholders:
As reported	$11,180	$(6,976)	$17,329

Add: Stock-based employee compensation included in reported net income net of tax	0	924	0
Deduct: Total stock-based employee compensation expense under fair value based method for all awards, net of tax	192	246	584

Pro forma net income (loss) applicable to common Stockholders	$10,988	$(6,298)	$16,745

Basic earnings per share:
As reported	$.97	$(.60)	$1.51
Pro forma	$.95	$(.55)	$1.46

Diluted earnings per share:
As reported	$.92	$(.60)	$1.44
Pro forma	$.90	$(.55)	$1.39

(8) Other Comprehensive Income –

The Merger resulted in the elimination of all Predecessor Company comprehensive income. During the period of May 18, 2004 through September 30, 2004, the Company had $1,212,000 of other comprehensive income due to changes in foreign exchange rates effect on translation to U.S. dollars. Total comprehensive income for the period of May 18 through September 30, 2004 was $9,246,000.

(9) Business Combinations –

CHS Transaction 2004 –

The acquisition of the Company in the Merger was accounted for under the purchase method of accounting. Under purchase accounting, the purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values, with the remainder allocated to goodwill. The increase in basis of the assets will result in non-cash charges in future periods, principally related to the step-up in the value of property, plant and equipment and other intangible assets.

The aggregate purchase price of $242.0 million included $229.1 million paid for all of the outstanding stock and stock options of the Company, $6.7 million of closing costs and fees, $5.4 million for the value of management options contributed, and the assumption of $0.8 million of debt. Geo Holdings had no operations prior to the acquisition of the Company.

The total purchase price was allocated among the fair value of acquired assets and liabilities, primarily property and equipment and inventory, and including $24.2 million before taxes allocated to finite life intangible assets, which are comprised primarily of the value of customer lists and contracts in the United States, Europe, and Thailand. The average amortization period for these intangible assets is slightly less than 10 years. The fair values of property, equipment and finite life intangible assets were determined utilizing a third party appraisal firm.

The following table summarizes the estimated fair values of the assets and liabilities as of May 18, 2004.

(000’s)
Current assets	$110,929
Property and equipment	97,813
Deferred taxes	8,867
Restricted cash	18,056
Customer lists and other intangibles	24,200
Other assets	2,595
Goodwill	52,617

Total assets acquired	315,077

Current liabilities	39,441
Minority interest	2,219
Other liabilities	2,734
Deferred taxes	28,739

Total liabilities assumed	73,133

Net assets acquired	$241,944

The initial purchase price allocation made by the Successor Company is preliminary and subject to change for a period of one year following the Merger, although management believes it is materially correct as of September 30, 2004.

Unaudited pro forma information of the Company assuming the Merger was completed on January 1, 2003 and 2004 is summarized below (in 000’s). The pro forma information includes adjustments primarily for changes to interest costs related to new financing, and increased depreciation and amortization expense from the revaluation of assets in conjunction with the Merger. The pro forma information is not necessarily indicative of the results of operations had the Merger been effected on the assumed dates, or the results of operations for any future periods.

	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2004
Sales and operating revenue	$218,650	$220,454
Net income (loss)	$130	$(4,090)

Egyptian Acquisition 2003 –

In January 2003, the Company completed the acquisition of the stock of Hyma/GSE Manufacturing Co. S.A.E., and Hyma/GSE Lining Technology Co. S.A.E. held by its joint venture partners in Cairo, Egypt, for $4 million. The Company recorded $581,725 of goodwill with the acquisition. In addition, the Company agreed to purchase a blown film round die extrusion manufacturing line currently leased to Hyma/GSE Manufacturing Co. S.A.E., at a price of $950,000, and to relocate the manufacturing equipment within 24 months of such purchase. The acquisition of the blown film round die line was completed in May 2004.

(10) Long-Term Debt –

Long-term debt consists of the following (in 000’s):

	Predecessor	Successor
	December 31, 2003	September 30, 2004
9.22% Predecessor Company Notes	$16,722
11% Senior Notes		$150,000
Term Loan, with quarterly installments of $1,042,000 bearing interest at a floating rate		23,958
Term Loan – Egyptian bank secured by equipment, bears interest at 14% with quarterly installments of $67,000		736

Total	16,722	174,694

Less current maturities	(4,914)	(4,434)

	$11,808	$170,260

Senior Notes -

In connection with the Merger, the Company issued $150,000,000 of 11% senior notes due in 2012. These notes were sold to qualified institutional buyers in reliance on Rule 144A, and outside the United States in compliance with Regulation S. We are offering to exchange the senior notes for new 11% senior notes due 2012, Series B, which will be registered under the Securities Act of 1933, as amended, upon the terms and conditions set forth in the Company’s Prospectus dated October 12, 2004. The senior notes are guaranteed by all of the Company’s existing and future direct or indirect domestic subsidiaries other than Bentofix Technologies (USA), Inc., a dormant subsidiary of the Company’s 51%-owned Canadian subsidiary, Bentofix Technologies, Inc.

The indenture governing the notes, among other things: (1) restricts the Company’s ability and the ability of its subsidiaries to incur additional indebtedness, issue shares of preferred stock, incur liens, pay dividends or make certain other restricted payments and enter into certain transactions with affiliates; (2) prohibits certain restrictions on the ability of certain of the Company’s subsidiaries to pay dividends or make certain payments to it; and (3) places restrictions on the Company’s ability and the ability of its subsidiaries to merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of assets. The indenture related to these notes and the new senior credit facility also contain various covenants that limit the Company’s discretion in the operation of its businesses.

Senior Credit Facility –

In connection with the Merger, the Company entered into a new $65.0 million senior secured credit facility with UBS Loan Finance LLC and certain other lenders.

The new senior credit facility provides a $25.0 million term loan facility and a revolving credit facility of up to $40.0 million. The revolving credit facility includes a letter of credit sub-facility of $10.0 million and a swing line sub-facility of $15.0 million. The term loan matures in May 2010 and the revolving credit facility matures in May 2009. The term loan facility amortizes on 24 consecutive equal quarterly installments. Borrowings bear interest, at the Company’s option, at either a base rate or LIBOR plus, in each case, an applicable interest margin. The applicable interest margin for the term loan is 2.00% per annum for base rate loans or 3.00% per annum for LIBOR loans. The applicable interest margin for revolving loans is 1.75% per annum for base rate loans or 2.75% per annum for LIBOR loans. The applicable interest margins for the revolving credit facility and the term loan is adjustable by the lenders based upon a grid to be determined following the delivery of the Company’s financial statements for the fiscal quarter ending at least six months after the closing of the Merger. The Company is also required to pay customary agency fees and expenses.

The new senior credit facility requires prepayment with the net proceeds of certain asset sales, the net proceeds of certain issuances of debt or preferred stock, a portion of net proceeds of certain issuances of common equity, the net proceeds from casualty and condemnation events in excess of amounts applied to repair or replace such assets, and an agreed-upon percentage of the Company’s excess cash flow (subject to certain baskets).

The new senior credit facility is guaranteed by GEO Holdings and all of the Company’s existing and future direct or indirect domestic subsidiaries, but not the Company’s foreign subsidiaries or Bentofix Technologies (USA), Inc., a dormant subsidiary of its 51%-owned Canadian subsidiary, Bentofix Technologies, Inc., to the extent guarantees by such subsidiaries would be prohibited by applicable tax law or could result in adverse tax consequences. The senior credit facility is secured by substantially all of the Company’s U.S. assets, and by its capital stock and the capital stock of substantially all of its domestic subsidiaries and 65% of the capital stock of substantially all of its first-tier foreign subsidiaries.

The new senior credit facility requires the Company to meet certain financial tests, including but not limited to, a minimum interest coverage ratio, a maximum leverage ratio, a minimum fixed charge coverage ratio and maximum capital expenditures. In addition, the new senior credit facility contains restrictive covenants which limits, among other things, dispositions of assets, certain business changes, certain ownership changes, mergers, acquisitions, dividends, stock repurchases and redemptions, incurrence of indebtedness, issuance of preferred stock, investments, liens, transactions with affiliates, sale and leaseback transactions, and other matters customarily restricted in such agreements. The new senior credit facility provides for customary events of default.

Foreign Debt –

At September 30, 2004, the Company had five local foreign credit facilities. It had credit facilities with two German banks in the amount of EUR 5,100,000. These revolving credit facilities are secured by a corporate guarantee and bear interest at various market rates. These credit facilities are used primarily to guarantee the performance of European installation contracts and temporary working capital requirements. At September 30, 2004, the Company had EUR 2,881,000 available under these credit facilities with EUR 2,219,000 of bank guarantees outstanding.

The Company has two credit facilities with Egyptian banks in the amount of EGP 8,000,000. These credit facilities bear interest at various market rates and are primarily for cash management purposes. At June 30, 2004, the Company had EGP 6,345,000 available under these credit facilities.

The Company has an EGP 5,000,000 term loan with an Egyptian bank, bearing interest at 14%, secured by equipment. The promissory note requires quarterly payments of EGP 417,000 plus interest on July 27, October 27, January 27, and April 27, maturing in April 2007, and has a balance outstanding at September 30, 2004 of EGP 4,583,000.

The Company has a credit facility with a Canadian bank in the amount of Canadian Dollar 500,000 that bears interest at market rate, secured by all assets. At September 30, 2004, the Company had the full amount available under this line.

Predecessor Company Notes –

On February 4, 2002, the Company entered into a note agreement with one lender in the amount of $25,000,000. This 3-year term facility was secured by the Company’s Houston, TX, and Kingstree, SC, real properties and all of the Company’s equipment at these locations. The promissory note required monthly payments of approximately $520,000 including interest at the rate of 9.22% and matures on February 5, 2005, with a balloon payment equal to the unpaid principal balance plus accrued and unpaid interest. The terms of the note placed various restrictions on the Company’s ability to pay dividends or make certain other payments, incur additional debt, consolidate or merge into another corporation or sell assets and make capital expenditures. The note also required the Company to maintain certain financial ratios and specified levels of consolidated net worth. On January 20, 2004, the Company paid off this note with a payment of $17,498,000 that included accrued interest of $85,400 and a prepayment fee of $690,600. Deferred financing costs of $735,000 were expensed in 2004 as a result of the debt pay-off.

Summarized below are the maturities of long-term debt of the Company during the next five years and thereafter (in thousands).

Year Ending December 31
2004	$1,103
2005	4,435
2006	4,435
2007	4,305
2008	4,166
Thereafter	156,250

Total	$174,694

(11) New Accounting Pronouncements –

In January 2003, FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46) that requires the consolidation of variable interest entities, as defined. FIN 46, as revised, was applicable to financial statements of companies that have interests in “special purpose entities”, as defined, during 2003. FIN 46 is applicable to the financial statements of companies that have interest in all other types of entities, in the first quarter of 2004. Neither the Predecessor or Successor Company had any variable interest entities that were required to be consolidated as a result of FIN 46.

(12) Litigation Update

On January 6, 2003, a judgment was entered against the Company in the United States District Court for the Northern District of Texas (District Court) for damages arising out of the alleged patent infringement activities of Serrot International, Inc. (a wholly owned subsidiary) conducted prior to the acquisition of Serrot by the Company. The jury in Dallas determined that Serrot had willfully infringed upon two patents held by Poly-America, L.P. (Poly-America), one for the manufacturing process and a second patent for the smooth edge textured sheet produced on round die blown film manufacturing equipment. On August 28, 2003, the District Court issued an opinion and order on post trial motions, including a reduced judgment in the amount of $11,965,158, together with prejudgment interest in the sum of $3,081,050, post-judgment interest at the rate of 1.29% per annum, and taxable costs of the District Court. The District Court denied the request of Poly-America for treble damages and attorneys’ fees. The Company posted an amended $18,055,699 supersedeas appeal bond and entered into a Collateral Agreement with an insurance company whereby the Company deposited funds equal to the bond amount. The amount has been recorded as Restricted Cash. The Collateral Agreement provides for interest on the deposited fund, which accrues to the Company’s benefit. On September 29, 2003, the Company filed an appeal to the U.S. Court of Appeals for the Federal Circuit in Washington, D.C. (Court of Appeals) and on December 16, 2003, filed its appeal brief. On April 1, 2004, the Company filed its reply brief. On July 9, 2004, the Court of Appeals heard oral arguments from both parties.

On September 14, 2004, the Court of Appeals affirmed the validity of the two patents in question. However, it reversed the judgment for damages. The Court of Appeals concluded that the District Court erred in permitting Poly-America, L.P. to claim the lost profits of a related corporation and ordered that, on the District Court should determine whether there are any lost profits incurred by Poly-America, L.P. due to the infringement, and if not, the proper reasonable range of royalties to which Poly-America, L.P. may be entitled. The Company believes that its probable incurred minimum liability is $1,600,000 (inclusive of all costs and attorney’s fees), though the amount could be significantly more. The $1,600,000 minimum liability has been recorded as an adjustment to GEO Holdings’ May 18, 2004 purchase price of the Company. As a result of the Court of Appeals decision, the Company intends to seek the release of the $18,055,699 supersedeas appeal bond.

(13) Condensed Consolidated Guarantor and Non-Guarantor Financial Information –

The payment of obligations of the Company under the senior notes is guaranteed by all of the Company’s domestic subsidiaries other than Bentofix Technologies (USA), Inc. (“Subsidiary Guarantors”). Each of these Subsidiary Guarantors is included in the Company’s consolidated financial statements and has fully and unconditionally guaranteed the senior notes on a joint and several basis. Separate financial statements and other disclosures concerning the Subsidiary Guarantors have not been presented because management believes that such information is not material to investors. The following supplemental financial information sets forth, on a combined basis, balance sheet, statement of operations and cash flows information for the Subsidiary Guarantors, the Company’s non-guarantor subsidiaries and for the Company.

GUNDLE/SLT ENVIRONMENTAL, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

	Predecessor As of December 31, 2003
	Gundle	US Guarantors	Non US Non-Guarantors	Consolidating Entries	Consolidated
(in thousands)
ASSETS
Current Assets:
Cash and Cash Equivalents	$68	$42,934	$4,897	$—	$47,899
Accounts Receivable, Net		22,525	28,609	(4,574)	46,560
Contracts in Progress		247	464		711
Inventory		16,605	16,696	(70)	33,231
Deferred Income Taxes	—	4,251	1,336		5,587
Other Current Assets		32	572		604

Total Current Assets	68	86,594	52,574	(4,644)	134,592

Property, Plant and Equipment, Net		21,373	13,078	(1,320)	33,131
Excess of Purchase Price Over Fair Value of Assets Acquired, Net		19,860	3,505		23,365
Deferred Income Taxes		2,127			2,127
Restricted Cash	18,056	—			18,056
Deferred Financing Costs and Other Assets, Net	735	979	518		2,232

	$18,859	$130,933	$69,675	$(5,964)	$213,503

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable and Accrued Liabilities	$—	$22,734	$14,853	$(4,574)	$33,013
Advance Billings on Contracts		1,271	1,510		2,781
Current Portion of Long-term Debt	4,914	—	—		4,914
Income Taxes Payable	(870)	1,117	1,185		1,432

Total Current Liabilities	4,044	25,122	17,548	(4,574)	42,140

Long-term Debt	11,808	—			11,808

Other Liabilities			1,189		1,189
Deferred Taxes					—
Minority Interest			1,209		1,209
Investments in subsidiaries and Intercompany	(38,846)	3,913	8,051	26,882	—
Stockholders’ Equity	41,853	101,898	41,678	(28,272)	157,157

	$18,859	$130,933	$69,675	$(5,964)	$213,503

	Successor As of September 30, 2004
	Gundle	US Guarantors	Non US Non-Guarantors	Consolidating Entries	Consolidated
(in thousands)
ASSETS
Current Assets:
Cash and Cash Equivalents	$146	$3,216	$5,782	$—	$9,144
Accounts Receivable, Net		46,828	34,782	(6,620)	74,990
Contracts in Progress		6,675	1,628		8,303
Inventory		17,928	11,802		29,730
Deferred Income Taxes	—	4,448	43	—	4,491
Other Current Assets	—	1,192	488	—	1,680

Total Current Assets	146	80,287	54,525	(6,620)	128,338

Property, Plant and Equipment, Net		64,350	33,064		97,414
Excess of Purchase Price Over Fair Value of Assets Acquired, Net	52,617	—	—		52,617
Intangible Assets		13,233	9,522		22,755
Deferred Income Taxes		6,360	623		6,983
Restricted Cash	18,056	—	—		18,056
Deferred Financing Costs and Other Assets, Net	13,453	986			14,439

	$84,272	$165,216	$97,734	$(6,620)	$340,602

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable and Accrued Liabilities	$6,176	$33,573	$16,478	$(6,620)	$49,607
Advance Billings on Contracts		1,094	1,411		2,505
Current Portion of Long-term Debt	4,167		267		4,434
Short-term Debt	10,000	—	—		10,000
Income Taxes Payable	—	898	(139)	(97)	662

Total Current Liabilities	20,343	35,565	18,017	(6,717)	67,208

Long-term Debt	169,792	—	468		170,260

Other Liabilities			1,170		1,170
Deferred Taxes		20,914	8,844		29,758
Minority Interest			2,331		2,331
Investments in subsidiaries and Intercompany	(162,600)	100,635	4,247	57,718	—
Stockholders’ Equity	56,737	8,102	62,657	(57,621)	69,875

	$84,272	$165,216	$97,734	$(6,620)	$340,602

GUNDLE/SLT ENVIRONMENTAL, INC.

CONDENSED STATEMENT OF OPERATIONS

	Predecessor For the Nine Months Ended September 30, 2003
	Gundle	US Guarantors	Non US Non-Guarantors	Consolidating Entries	Consolidated
(in thousands)
Sales and operating revenue	$—	$148,074	$86,156	$(15,580)	$218,650

Cost of products and services		119,007	70,031	(15,862)	173,176

Gross profit	—	29,067	16,125	282	45,474

Selling, General and Administrative Expenses		14,131	6,607		20,738
Expenses related to CHS acquisition		535	—		535

Operating income	—	14,401	9,518	282	24,201

Other expenses (income)	2,422	(10,895)	(3,340)	9,353	(2,460)

Income before income taxes	(2,422)	25,296	12,858	(9,071)	26,661

Provision for income taxes	(848)	10,399	1,936	(2,155)	9,332

Net income	$(1,574)	$14,897	$10,922	$(6,916)	$17,329

	Predecessor For the Period of January 1 through May 17, 2004
	Gundle	US Guarantors	Non US Non-Guarantors	Consolidating Entries	Consolidated
(in thousands)
Sales and operating revenue	$—	$41,242	$34,988	$(5,837)	$70,393

Cost of products and services		35,518	30,466	(5,877)	60,107

Gross profit	—	5,724	4,522	40	10,286

Selling, General and Administrative Expenses		7,948	4,482		12,430
Expenses related to CHS acquisition		5,863			5,863

Operating income	—	(8,087)	40	40	(8,007)

Other expenses (income)
Affiliate dividend income	(95,000)	—		95,000	—
Other	1,525	(77)	(168)	(1)	1,279

	(93,475)	(77)	(168)	94,999	1,279

Income before income taxes	93,475	(8,010)	208	(94,959)	(9,286)

Provision for income taxes	(869)	(1,036)	(405)		(2,310)

Net income	$94,344	$(6,974)	$613	$(94,959)	$(6,976)

	Successor For the Period of May 18 through September 30, 2004
	Gundle	US Guarantors	Non US Non-Guarantors	Consolidating Entries	Consolidated
(in thousands)
Sales and operating revenue	$—	$103,151	$56,145	$(9,235)	$150,061

Cost of products and services		81,159	46,024	(9,235)	117,948

Gross profit	—	21,992	10,121	—	32,113

Selling, General and Administrative Expenses		7,905	4,246		12,151
Expenses related to CHS acquisition		—	—		—

Operating income	—	14,087	5,875	—	19,962

Other expenses (income)
Affiliate dividend income		—			—
Other	7,526	(223)	299	2	7,604

	7,526	(223)	299	2	7,604

Income before income taxes	(7,526)	14,310	5,576	(2)	12,358

Provision for income taxes	(4,290)	6,866	1,846	(98)	4,324

Net income	$(3,236)	$7,444	$3,730	$96	$8,034

GUNDLE/SLT ENVIRONMENTAL, INC.

CONDENSED STATEMENT OF CASH FLOWS

	Predecessor For the Nine Months Ended September 30, 2003
	Gundle	US Guarantors	Non US Non-Guarantors	Consolidating Entries	Consolidated
(in thousands)
Net cash flow provided by (used in) operating activities	$(691)	$(3,927)	$13,512	$(18,756)	$(9,862)

Net cash flow provided by (used in) investing activities:
Additions to property, plant & equipment		(2,674)	(3,193)	851	(5,016)
Proceeds from sale of assets		1,424	2,434		3,858
Other		(4,012)	730	(510)	(3,792)

	—	(5,262)	(29)	341	(4,950)

Net cash flow provided by (used in) financing activities:
Proceeds from new debt			683		683
Repayments of long-term debt	(3,323)	(367)			(3,690)
Proceeds from the exercise of stock options	555	—			555
Intercompany financing	3,460	(1,640)	(20,235)	18,415	—

	692	(2,007)	(19,552)	18,415	(2,452)

Effect of exchange rate changes on cash			(192)		(192)

Net increase (decrease) in cash and cash equivalents	1	(11,196)	(6,261)	—	(17,456)
Cash and cash equivalents at beginning of year	36	33,483	8,745		42,264

Cash and cash equivalents at end of year	$37	$22,287	$2,484	$—	$24,808

	Predecessor For the Period of January 1 through May 17, 2004
	Gundle	US Guarantors	Non US Non-Guarantors	Consolidating Entries	Consolidated
(in thousands)
Net cash flow provided by (used in) operating activities	$6,541	$(23,760)	$2,373	$(180)	$(15,026)

Net cash flow provided by (used in) investing activities:
Additions to property, plant & equipment		(1,558)	(1,492)		(3,050)
Proceeds from sale of assets		260			260
Other		(1,220)	1,220		—

	—	(2,518)	(272)	—	(2,790)

Net cash flow provided by (used in) financing activities:
Proceeds from new debt		—	806		806
Repayments of long-term debt	(16,721)	—	(2)		(16,723)
Proceeds from the exercise of stock options	100	—			100
Intercompany financing	10,116	(8,950)	(1,346)	180	—

	(6,505)	(8,950)	(542)	180	(15,817)

Effect of exchange rate changes on cash					—

Net increase (decrease) in cash and cash equivalents	36	(35,228)	1,559	—	(33,633)
Cash and cash equivalents at beginning of year	68	42,934	4,897		47,899

Cash and cash equivalents at end of year	$104	$7,706	$6,456	$—	$14,266

	Successor For the Period of May 18 through September 30, 2004
	Gundle	US Guarantors	Non US Non-Guarantors	Consolidating Entries	Consolidated
(in thousands)
Net cash flow provided by (used in) operating activities	$(18,100)	$16,464	$9,684	$176	$8,224

Net cash flow provided by (used in) investing activities:
Additions to property, plant & equipment		(1,306)	(1,719)		(3,025)
Proceeds from sale of assets		320			320
Payments for acquisition of a business	(221,531)	—			(221,531)
Other		—	(4)	4	—

	(221,531)	(986)	(1,723)	4	(224,236)

Net cash flow provided by (used in) financing activities:
Revolver	10,000	—	—		10,000
Payments for financing fees	(14,071)	—			(14,071)
Proceeds from new debt	175,000	—			175,000
Repayments of long-term debt	(1,042)		(64)		(1,106)
Issuance of common stock	55,229	—			55,229
Intercompany financing	14,661	(12,262)	(2,219)	(180)	—

	239,777	(12,262)	(2,283)	(180)	225,052

Effect of exchange rate changes on cash			104		104

Net increase (decrease) in cash and cash equivalents	146	3,216	5,782	—	9,144
Cash and cash equivalents at May 17, 2004	—	—	—		—

Cash and cash equivalents at end of year	$146	$3,216	$5,782	$—	$9,144

ITEM	2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The Merger –

Gundle/SLT Environmental, Inc. (the “Company”) is a leading manufacturer, marketer and installer of a broad array of geosynthetic lining products. Code Hennessy & Simmons IV LP (“CHS IV”) formed GEO Holdings Corp. (“GEO Holdings”) to acquire all of the equity interests of the Company. On May 18, 2004, GEO Sub Corp., a wholly owned subsidiary of GEO Holdings, merged with and into the Company, with the Company surviving the merger (the “Merger”). Each share of the Company common stock converted into the right to receive $18.50, in cash, in a transaction valued at approximately $242.0 million. As a result of the Merger, all of the outstanding capital stock of the Company is owned by GEO Holdings. CHS IV is an entity controlled by Code Hennessy & Simmons LLC (“CHS”).

The acquisition of the Company in the Merger was accounted for under the purchase method of accounting. Under purchase accounting, the purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values, with the remainder allocated to goodwill. The increase in basis of the assets will result in non-cash charges in future periods, principally related to the step-up in the value of property, plant and equipment and other intangible assets.

Results of Operations –

Three months ended September 30, 2004, compared to three months ended September 30, 2003:

Selected financial data (000’s):

	Predecessor	Successor
	Three Months Ended September 30, 2003	Three Months Ended September 30, 2004
Sales and operating revenue	$92,650	$101,034
Gross profit	21,033	22,390
Sales, general & administrative expenses	6,241	7,862
Expenses related to CHS transaction	226	0

Operating income	14,566	14,528
Interest expense	641	5,173
Interest income	(98)	(83)
Foreign exchange gain	87	7
Minority Interest	99	28
Other expense (income), net	(3,365)	41

Profit before tax	17,202	9,362
Income tax provision	6,022	3,228

Net income	$11,180	$6,134

For the quarter ended September 30, 2004, sales and operating revenue was $101,034,000 compared with $92,650,000 for the same period last year, an increase of $8,384,000 or 9.0%. Units shipped for the quarter ended September 30, 2004 were up 9.3% from the prior year and unit prices were up 2.8%. Units installed for the quarter ended September 30, 2004 were down 3.0% from last year’s third quarter. U.S. sales and operating revenue was $60,408,000 for the quarter ended September 30, 2004, which was 6.6% more than the same period last year. U.S. units shipped were up 5.2% for the quarter ended September 30, 2004. U.S. installation revenue, recognized on a cost percentage-of-completion basis, was up 6.4%. Foreign sales and operating revenue was $40,626,000 for the quarter September 30, 2004, up 12.9% from the same period last year. Foreign units shipped for the quarter ended September 30, 2004 were up by 13.7% from the same period last year primarily in Europe. Foreign installation revenue, recognized on a cost percentage of completion basis, was down 31.7% due to less tunnel work this year. Foreign currency translation increased foreign sales and operating revenue for the quarter ended September 30, 2004 by approximately $2,397,000, or 2.6% of last year’s sales and operating revenue.

Gross profit for the quarter was $22,390,000, or 6.5% higher than the prior year at $21,033,000. Gross profit was higher primarily due to increased shipments and higher installation profits offset by lower product margins. Foreign gross profit increased 1.2% from the third quarter last year. U.S. gross profit increased 10.0% from the third quarter last year primarily from higher installation profits. Even though the United States had three major hurricanes in the third quarter this year, last year’s weather patterns were much more disruptive to our Eastern United States installation business. This year we were able to finish more jobs in the third quarter without weather interruptions allowing for final profit determination to occur earlier this year than in the prior year. Gross profit, as a percentage of sales and operating revenue, was 22.2% compared with 22.7% last year. This quarter’s margin was negatively affected by acquisition step-up amortization equal to 0.8% of sales and operating revenue. Foreign currency translation increased 2004 gross profit by approximately $540,000.

Selling, general and administrative (SG&A) expenses were $7,862,000, compared with $6,241,000 in the third quarter of 2003. Increased costs resulted primarily from $205,000 of foreign currency translation, $1,183,000 amortization of successor company intangible assets, and a $500,000 management fee paid to CHS. SG&A, as a percent of sales, was 7.8% for the third quarter of 2004 compared to 6.7% in the third quarter of last year.

Interest expense of $5,173,000 for the third quarter of 2004 was significantly more than last year’s $641,000. This year’s cost includes higher interest rates on higher debt as a result of the Merger.

Other expense was $41,000 for the third quarter of 2004 compared to other income of $3,365,000 last year. The prior year included gains from the sale of real estate acquired from Serrot and other assets in the amount of $3,193,000.

The provision for income taxes for the quarter ended September 30, 2004 was $3,228,000 compared to $6,022,000 in the same period last year. The provision was determined at the statutory rates adjusted for certain permanent differences on an entity-by-entity basis using expected fiscal full year results.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003:

The results of operations for the nine month period ended September 30, 2004, include the combined results of operations for the Predecessor Company for the period January 1, 2004 through May 17, 2004, and the Successor Company for the period May 18, 2004 through September 30, 2004.

Selected financial data (000’s):

	Nine Months ended September 30, 2003	January 1, through May 17, 2004	May 18 through September 30, 2004	Nine Months ended September 30, 2004
Sales and operating revenue	$218,650	$70,393	$150,061	$220,454

Gross profit	45,474	10,286	32,113	42,399
Selling, general & administrative expenses	20,738	12,430	12,151	24,581
Expenses related to CHS transaction	535	5,863	0	5,863

Operating income (loss)	24,201	(8,007)	19,962	11,955
Interest expense	1,999	1,639	7,622	9,261
Interest income	(349)	(188)	(165)	(353)
Foreign exchange loss/(gain)	(512)	131	29	160
Minority interest	165	(31)	112	81
Other income	(3,763)	(272)	6	(266)

Profit(loss) before tax	26,661	(9,286)	12,358	3,072
Income tax provision (benefit)	9,332	(2,310)	4,324	2,014

Net income(loss)	$17,329	$(6,976)	$8,034	$1,058

For the nine months ended September 30, 2004, sales and operating revenue was $220,454,000 compared with $218,650,000 for the same period last year, an increase of $1,804,000 or 0.8%. Product prices were up 2.3%. Units shipped were up 2.8% and units installed were down 16.7%. At September 30, 2004, backlog was 5% more than at September 30, 2003. U.S. sales and operating revenue of $131,453,000 was 0.5% higher than the same period last year. U.S. units shipped were up 2.7%, and installation revenue, recognized on a cost percentage-of-completion basis, was down approximately 15%. Foreign sales and operating revenue was $89,001,000, 1.3% higher than last year. Foreign units shipped were up by 3%. Installation revenue, recognized on a cost percentage-of-completion basis, was down 38.3%. Foreign currency translation increased 2004 foreign sales and operating revenue by approximately $5,479,000, or 6.2% of sales and operating revenue.

Gross profit for the nine months ended September 30, 2004 was $42,399,000, or 6.7% lower than the prior year at $45,474,000. Gross profit was lower primarily due to lower profit margin on goods sold. Gross profit, as a percentage of sales and operating revenue, decreased to 19.2% from 20.8% last year. Lower gross profit outside of the United States was primarily from competitive pressures, where margins declined by 4.2% of sales and operating revenue. U.S. margins were slightly above the prior year. Cost of sales includes inventory and depreciation fair value adjustments recorded in connection with the Merger that lowered gross profit $2,066,000, or 0.9% of revenues. Foreign currency translation increased 2004 gross profit by approximately $866,000.

Selling, general and administrative (SG&A) expenses were $24,581,000 for the nine months ended September 30, 2004, compared with $20,738,000 for the same period in 2003. Increased costs resulted primarily from $474,000 of foreign currency translation, $1,757,000 amortization of successor company intangible assets, a $737,000 management fee paid to CHS, a $475,000 increased provision for bad debts, and other increases including legal fees in connection with the patent litigation. SG&A, as a percent of sales, was 11.1% for the nine months ended September 30, 2004, compared to 9.5% last year.

Expenses related to the Merger of $5,863,000 include costs the Company incurred to execute the Merger, including $3,204,000 for investment banker fees and expenses, $1,169,000 for legal, accounting and professional expenses, and $1,490,000 non-cash expense created by the extension and acceleration of Predecessor Company stock option vesting dates as a result of the Merger and required by FAS 123.

Interest expense of $9,261,000 for the nine months ended September 30, 2004 was significantly more than last year’s $1,999,000. This year’s cost includes a prepayment fee of $691,000 and deferred financing expense of $735,000 as a result of paying off all of the Company’s Transamerica debt in January 2004, and higher interest rates on higher debt balance as a result of the Merger.

Other income of $266,000 for the nine months ended September 30, 2004 was made up primarily from gains on sales of assets. Last year, other income was $3,763,000, primarily from gains on the sale of real estate acquired in the Serrot acquisition in 2002.

The provision for income taxes for the nine month period ended September 30, 2004 was $2,014,000 compared to $9,332,000 in the same period last year. The provision was determined at the statutory rates adjusted for certain permanent differences on an entity-by-entity basis using expected fiscal year results. The fiscal year 2004 rate is expected to be higher due to a relatively large amount of non-deductible expenses in the United States related to the Merger.

Liquidity and Capital Resources –

Sources of Liquidity –

The Company’s primary source of liquidity during the period ended September 30, 2004 was cash on hand and its revolving credit facility. At September 30, 2004, the Company had working capital of $61,130,000, of which $9,144,000 was cash and cash equivalents. The Company believes that it has sufficient funding from cash on hand, cash expected from future operations and financing agreements to meet its anticipated liquidity needs, including anticipated requirements for working capital, capital expenditures, and debt service in 2004.

Total capitalization as of September 30, 2004 was $254,569,000, consisting of $69,875,000 in stockholders’ equity, and $184,694,000 of debt.

Borrowing Arrangements –

In connection with the Merger, the Company issued $150,000,000 of 11% senior notes due in 2012. These notes were sold to qualified institutional buyers in reliance on Rule 144A, and outside the United States in compliance with Regulation S. We are offering to exchange the senior notes for new 11% senior notes due 2012, Series B, which will be registered under the Securities Act of 1933, as amended, upon the terms and conditions set forth in the Company’s Prospectus dated October 12, 2004. The senior notes are guaranteed by all of the Company’s existing and future direct or indirect domestic subsidiaries other than Bentofix Technologies (USA), Inc., a dormant subsidiary of the Company’s 51%-owned Canadian subsidiary, Bentofix Technologies, Inc.

The indenture governing the notes, among other things: (1) restricts our ability and the ability of our subsidiaries to incur additional indebtedness, issue shares of preferred stock, incur liens, pay dividends or make certain other restricted payments and enter into certain transactions with affiliates; (2) prohibits certain restrictions on the ability of certain of our subsidiaries to pay dividends or make certain payments to us; and (3) places restrictions on our ability and the ability of our subsidiaries to merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of our assets. The indenture related to these notes and the new senior credit facility also contain various covenants that limit our discretion in the operation of our businesses.

In connection with the Merger, the Company entered into a new $65.0 million senior secured credit facility with UBS Loan Finance LLC and certain other lenders. The new senior credit facility provides a $25.0 million term loan facility and a revolving credit facility of up to $40.0 million. The revolving credit facility includes a letter of credit sub-facility of $10.0 million and a swing line sub-facility of $15.0 million. The term loan matures in May 2010 and the revolving credit facility matures in May 2009. The term loan facility amortizes on 24 consecutive equal quarterly installments. Borrowings bear interest, at our option, at either a base rate or LIBOR plus, in each case, an applicable interest margin. The applicable interest margin for the term loan is 2.00% per annum for base rate loans or 3.00% per annum for LIBOR loans. The applicable interest margin for revolving loans is 1.75% per annum for base rate loans or 2.75% per annum for LIBOR loans. The applicable interest margins for the revolving credit facility and the term loan is adjustable by the lenders based upon a grid to be determined following the delivery of our financial statements for the fiscal quarter ending at least six months after the closing of the Merger. We are also required to pay customary agency fees and expenses. The new senior credit facility requires prepayment with the net proceeds of certain asset sales, the net proceeds of certain issuances of debt or preferred stock, a portion of net proceeds of certain issuances of common equity, the net proceeds from casualty and condemnation events in excess of amounts applied to repair or replace such assets, and an agreed-upon percentage of our excess cash flow (subject to certain baskets).

The new senior credit facility is guaranteed by GEO Holdings and all of our existing and future direct or indirect domestic subsidiaries, but not our foreign subsidiaries or Bentofix Technologies (USA), Inc., a dormant subsidiary of our 51%-owned Canadian subsidiary, Bentofix Technologies, Inc., to the extent guarantees by such subsidiaries would be prohibited by applicable tax law or could result in adverse tax consequences. The senior credit facility is secured by substantially all of our U.S. assets, and by our capital stock and the capital stock of substantially all of our domestic subsidiaries and 65% of the capital stock of substantially all of our first-tier foreign subsidiaries.

The new senior credit facility requires us to meet certain financial tests, including but not limited to, a minimum interest coverage ratio, a maximum leverage ratio, a minimum fixed charge coverage ratio and maximum capital expenditures. In addition, the new senior credit facility contains restrictive covenants which limits, among other things, dispositions of assets, certain business changes, certain ownership changes, mergers, acquisitions, dividends, stock repurchases and redemptions, incurrence of indebtedness, issuance of preferred stock, investments, liens, transactions with affiliates, sale and leaseback transactions, and other matters customarily restricted in such agreements. The new senior credit facility provides for customary events of default. At September 30, 2004, the Company had $27,637,000 available under this line of credit facility.

At September 30, 2004, the Company had five local foreign credit facilities. It had credit facilities with two German banks in the amount of EUR 5,100,000. These revolving credit facilities are secured by a corporate guarantee and bear interest at various market rates. These credit facilities are used primarily to guarantee the performance of European installation contracts and temporary working capital requirements. At September 30, 2004, the Company had EUR 2,881,000 available under these credit facilities with EUR 2,219,000 of bank guarantees outstanding.

The Company has two credit facilities with Egyptian banks in the amount of EGP 8,000,000. These credit facilities bear interest at various market rates and are primarily for cash management purposes. At September 30, 2004, the Company had EGP 6,345,000 available under these credit facilities.

The Company has an EGP 5,000,000 term loan with an Egyptian bank, bearing interest at 14%, secured by equipment. The promissory note requires quarterly payments of EGP 417,000 plus interest on July 27, October 27, January 27, and April 27, maturing in April 2007.

The Company has a credit facility with a Canadian bank in the amount of Canadian Dollar 500,000 that bears interest at market rate, secured by all assets. At September 30, 2004, the Company had the full amount available under this line.

Sources and Uses of Cash –

The sources and uses of cash for the periods ending September 30, 2004, include the combined results of operations for the Predecessor Company through May 17, 2004, and the Successor Company for the period May 18, 2004 through September 30, 2004.

	Nine Months Ended
	September 30, 2003	September 30, 2004
Cash used in operating activities	$9,862,000	$6,802,000
Cash used by investing activities	$4,950,000	$227,026,000
Cash used (provided) by financing activities	$2,452,000	$(209,235,000)

Cash used in operating activities during the nine months ended September 30, 2004 was less than the prior year due to the supersedeas bond payment in 2003 (See “Legal Proceedings” in Item 1 of Part II below), offset by lower net income in 2004.

Cash used by investing activities during the nine months ended September 30, 2004 was substantially higher primarily due to cash expended on May 18, 2004, when the Company was purchased by CHS in the Merger at a net cash cost of $221,531,000 that included $6,700,000 of associated expenses, offset by $14,266,000 of cash acquired, and excluded financing cost.

Cash provided by financing activities during the nine months ended September 30, 2004 was substantially higher as a result of the proceeds from new debt and equity to consummate the Merger, less cost of financing. See “Borrowing Arrangements” above.

Other –

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

Critical Accounting Policies and Estimates –

A discussion of critical accounting policies is included in our predecessor company’s 2003 Annual Report on Form 10-K. Except for the addition of a policy to review customer lists and other intangible assets for potential impairment, there have been no material changes in critical accounting policies since the date of that filing, or during the nine months ended September 30, 2004.

Forward-looking information –

This Form 10-Q contains certain forward-looking statements as such is defined in the Private Securities Litigation Reform Act of 1995, and information relating to the Company and its subsidiaries that are based on beliefs of the Company’s management, as well as assumptions made by and information currently available to the Company’s management. When used in this report, the words, “anticipate”, “believe”, “estimate”, “expect”, “intend” and words of similar import, as they relate to the Company or its subsidiaries or the Company’s management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitations, competitive market factors, world-wide manufacturing capacity in the industry, general economic conditions around the world, raw material pricing and supply, governmental regulation and supervision, seasonality, distribution networks, and other factors described herein, as well as those identified under the caption “Risk Factors” in the Company’s prospects dated October 12, 2004 and filed pursuant to Rule 424(b)(3), which is available at the SEC’s website at www.sec.gov. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.

ITEM	3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company’s exposure to interest rate market risk is limited to credit facilities that bear interest at floating rates. As of September 30, 2004, there was $10.0 million outstanding under the Company’s revolving credit facilities. A change in interest rates would have no material impact on the Company’s earnings because the Company does not anticipate significant borrowings under these credit facilities.

The Company operates outside of the United States through foreign subsidiaries in Germany, England, Australia and Egypt that use a foreign currency as their functional currency. Foreign subsidiaries may enter into sales, installation or purchase contracts that are denominated in currencies different than the subsidiaries’ functional currency. The Company recognizes that its international operations are subject to the risk of foreign currency fluctuations not present in domestic operations. As a result, the Company’s financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company distributes or installs its products. However, currency losses from sales, installation or purchase obligations in non functional currencies have not been material to the Company’s operations as a whole.

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

The Company translates its non U.S. dollar functional currency subsidiaries into U.S. dollars each month based on the current exchange rates. Any change in the exchange rates has an impact on the Company’s consolidated financial statements. When the U.S. dollar strengthens versus the foreign currency being translated the consolidated results are negatively impacted, and when the U.S. dollar weakens versus the foreign currency the Company’s consolidated results are favorably impacted.

The Company routinely enters into fixed price contracts with commencement of performance dates spread throughout the year. Due to the nature of the construction business into which products are sold, the Company has limited contractual means of passing through resin price increases. The Company believes that it successfully manages this risk by:

(a)	setting expiration dates on bids,

(b)	negotiating delays in announced resin price increases,

(c)	carrying inventory to meet expected demand; and

(d)	planning and staying informed on economic factors influencing resin prices.

The Company does not enter into purchase contracts for the future delivery of raw materials.

ITEM 4.	CONTROLS AND PROCEDURES

The Company’s management, under supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). The evaluation of the Company’s disclosure controls and procedures included a review of the controls’ objectives and design, the Company’s implementation of the controls and the effect of the controls on the information generated for use in this quarterly report on Form 10-Q.

During the quarter ended September 30, 2004, there were no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Based on their evaluation as of September 30, 2004, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that material information relating to the Company is made known to management, including the Chief Executive Officer and Chief Financial Officer, particularly during the periods when the Company’s periodic reports are being prepared.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Poly-America Lawsuit –

On January 6, 2003, a judgment was entered against us in the United States District Court for the Northern District of Texas for damages arising out of the alleged patent infringement activities of Serrot conducted prior to our acquisition of Serrot. The jury in Dallas determined that Serrot had willfully infringed upon two patents held by Poly-America, L.P., one for the manufacturing process and a second patent for the smooth edge textured sheet produced on round die blown film manufacturing equipment. On August 28, 2003, the court issued an opinion and order on post trial motions, including a reduced judgment in the amount of $11,965,158, together with prejudgment interest in the sum of $3,081,050, post-judgment interest at the rate of 1.29% per annum, and taxable costs of the court. The court denied the request of Poly-America, L.P. for treble damages and attorneys’ fees. We posted an amended $18,055,699 supersedeas appeal bond and entered into a collateral agreement with an insurance company whereby we deposited funds equal to the bond amount. The collateral agreement provides for interest on the deposited funds, which interest accrues to our benefit. On September 29, 2003, we filed an appeal to the U.S. Court of Appeals for the Federal Circuit in Washington, D.C. and on December 16, 2003, filed our appeals brief. On April 1, 2004, we filed our reply brief. On July 9, 2004, the Court of Appeals heard oral arguments from the parties.

On September 14, 2004, the Court of Appeals affirmed the validity of the two patents in question. However, it reversed the judgment for damages. The Court of Appeals concluded that the District Court erred in permitting Poly-America, L.P. to claim the lost profits of a related corporation and ordered that, on remand, the District Court should determine whether there are any lost profits incurred by Poly-America, L.P. due to the infringement, and if not, the proper reasonable range of royalties to which Poly-America, L.P. may be entitled. The Company believes that its probable incurred minimum liability is $1,600,000 (inclusive of all costs and attorney’s fees), though the amount could be significantly more. The $1,600,000 minimum liability has been recorded as an adjustment to GEO Holdings’ May 18, 2004, purchase price of the Company. As a result of the Court of Appeals decision, the Company is seeking the release of the $18,055,699 supersedeas appeal bond.

Challenge to the Merger –

The Company, its directors, Code Hennessy & Simmons LLC, GEO Sub Corp. and GEO Holdings were named in one or more of three putative class action lawsuits filed in January 2004 in the Delaware Court of Chancery (Calhoun v. Gundle/SLT Environmental, Inc., et al., C.A. No.153-N, Twist Partners LLP v. Badawi, et al., C.A. No.150-N, and Bell v. Gundle/SLT Environmental, Inc., et al., C.A. No.169-N). These complaints alleged that our directors breached their fiduciary duties by allegedly failing to auction the Company, to undertake an appropriate evaluation of the Company as a merger/acquisition candidate, to act independently to protect the Company’s stockholders and to ensure that no conflicts of interest existed or that any conflicts were resolved in “the best interests of the Company’s public shareholders.” The complaints sought, among other relief, to rescind the Merger and to obtain unspecified damages from the defendants. On February 10, 2004, the Delaware Court of Chancery entered an order consolidating the three actions for all purposes and requiring the plaintiffs to file a consolidated amended complaint as soon as practicable. The parties to the consolidated actions executed a Stipulation and Agreement of Compromise, Settlement and Release dated May 26, 2004, which provides for dismissal of the actions, on the merits and with prejudice. At a settlement hearing on August 12, 2004 the Court; (1) certified the actions permanently as a class action; (2) approved the settlement as fair, reasonable and adequate; (3) entered the order as final judgment, inter alia, dismissing the actions as to defendants and releasing the released parties from the settled claims; and (4) granted the application of plaintiffs’ Counsel for an award of attorneys’ fees and reimbursement of expenses in the aggregate sum of $330,000. In September 2004, the Company paid this award as per the order of final judgment.

Wembley Dispute –

On January 14, 2004, the Company received a letter from Shire Equipment Leasing Corporation (“Shire”) relating to litigation instituted by Wembley Ltd., the holder of record of 4,557,143 shares of the Company’s common stock and the Company’s largest stockholder prior to the Merger. In the litigation, Wembley is seeking a declaratory judgment that neither Pro Air, Inc., which filed a petition under the United States Bankruptcy Code in 2000, nor Shire, Pro Air’s assignee, ever acquired an ownership interest in 1.1 million of these shares. The dispute relates to Wembley’s delivery to Pro Air in 1997 of a stock certificate representing the disputed shares along with an assignment of stock, or stock power, which provided that the assignment of the Company’s shares was valid only if done in compliance with certain specified conditions. The parties disagree as to whether those conditions were met. The stock power was executed by Wembley’s president, who was then Chairman of the Company, and is now also the Company’s president and chief executive officer. In March 1998, Wembley’s president sent a letter to the Company’s stock transfer agent requesting that the agent not transfer any Company shares held by Wembley to Pro Air. In 1999, Pro Air asked the Company to reflect Pro Air on the Company’s books as the holder of record of the disputed shares, but the Company declined to do so, informing Pro Air that it had no record of Pro Air being a Company shareholder. In its January 2004 letter, Shire claimed that Pro Air’s damages from its inactivity to liquidate, the shares exceeded $200 million and said that if Shire prevailed, it will “explore all other potentially responsible parties.” If Wembley, its affiliates and one of their owners are unable to satisfy a judgment Shire further indicated it will prevent the transfer of the disputed shares. Shire also claims that it, and not Wembley, was entitled to vote the disputed shares.

The Company believes that dispute is between Wembley and Shire. Accordingly, if a claim is asserted against the Company, it intends to defend itself vigorously. Wembley voted all of the Company shares of which it was the holder of record (including the disputed shares) in favor of the Merger at the special meeting of stockholders held on May 11, 2004. Had the disputed shares not been voted in favor of the Merger, the Merger would nevertheless have been approved by the shareholders by the requisite vote.

SEC Inquiry –

The Fort Worth District Office of the Securities and Exchange Commission has inquired of the Company about a sale of its predecessor’s common stock in late September 2003 by a former non-U.S. resident Company director. The shares were sold through a brokerage account on which the Company’s president and chief executive officer was listed as a contact person, without any beneficial or other interest. The sale was made shortly before the Company announced it would not meet earnings expectations for the third quarter 2003. The Company’s personnel provided certain ministerial assistance with the establishment of the account and the sale of the shares. The chief executive officer has informed the Company that he has no reason to believe that the non-resident former director, who left the board several years ago, possessed any non-public information at the time of sale. The Company has voluntarily produced information and documents in connection with the former director’s sale, as requested by the Securities and Exchange Commission in November 2003, January 2004, and March 2004. The Company has no knowledge of any wrongdoing on its part or that of any affiliates, officer or the former director and intends to continue to cooperate fully in respect of this inquiry. The Company has received no further inquiries since March 2004. The Company is involved in other litigation arising in the ordinary course of business, which in the opinion of management will not have a material adverse effect on our financial position or results of operations.

ITEM  2.     CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

Exhibit No.
31.1	Certification of Samir T. Badawi, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Roger J. Klatt, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of Samir T. Badawi

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of Roger J. Klatt

DATE October 28, 2004	BY	/S/ Roger J. Klatt
ROGER J. KLATT,
EXECUTIVE VICE PRESIDENT &
CHIEF FINANCIAL OFFICER

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GUNDLE/SLT ENVIRONMENTAL, INC.