Form 10-K
period 2004-12-31
GUNDLE SLT ENVIRONMENTAL INC
filed 2005-02-22
CIK 805023

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 333-118278

Gundle/SLT Environmental, Inc.

(Exact name of registrant as specified in its charter)

Delaware	22-2731074
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

19103 Gundle Road Houston, Texas	77073
(Address of Principal Executive Offices)	(Zip Code)

(281) 443-8564

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting common stock held by non-affiliates of the registrant as of February 15, 2005 was zero.

As of February 15, 2005, there were issued and outstanding 100 shares of the registrant’s common stock, $0.01 par value, all of which were held of record by GEO Holdings Corp.

DOCUMENTS INCORPORATED BY REFERENCE: None

2004 FORM 10-K ANNUAL REPORT

2004 ANNUAL REPORT

FORM 10K

PART I

ITEM 1.	Business.

General

We are a leading global manufacturer, marketer and installer of a broad array of geosynthetic lining products. Geosynthetic products are used in containment systems for environmental protection and for the confinement of solids, liquids and gases in the waste management, liquid containment and mining industries. We offer a full range of high quality products, including geomembranes, drainage products, geosynthetic clay liners, nonwoven geotextiles and other products. We also offer installation services, focused on large projects for key customers in the United States, the United Kingdom and Germany through an internal installation staff. We believe that our market share, broad product offering, installation capabilities, strong customer relationships, diverse end markets and global presence provide us with key competitive advantages in the geosynthetic products industry.

We believe we are the world’s largest manufacturer of polyethylene sheet geomembranes and that we were responsible for a significant portion of the world’s production in 2004. Our principal products, flexible geomembrane liners, are manufactured from polyethylene and polypropylene resins with chemical additives designed to resist weathering, ultraviolet degradation and chemical exposure for extended time in exposed applications. We manufacture our products at facilities located in the United States, Canada, the United Kingdom, Germany, Thailand and Egypt. These facilities are strategically located in close proximity to our customers and resin suppliers. Our products are marketed through a worldwide distribution organization made up of internal sales, independent dealers, agents and distributors. We serve leading waste management and mining companies, independent dealers, general contractors, agents, distributors and government agencies. In 2004, we sold more than one billion square feet of products to customers in 74 countries.

Corporate Developments

We were founded in 1981 by Clifford Gundle in Texas with a single high density polyethylene production line. In 1986, Odyssey Partners acquired a majority ownership interest in us, and we completed an initial public offering. In 1995, we merged with SLT Environmental, Inc. and changed our name to Gundle/SLT Environmental, Inc. (the “Company” or “GSE”). This merger added flat cast manufacturing capabilities in Europe and the United States and an enhanced distribution network. Our chief executive officer, Samir Badawi, joined us from SLT. We generated consistent growth in the ensuing years, adding capacity in the United Kingdom, Thailand, Egypt and Kingstree, South Carolina. In February 2002, we purchased Serrot International, Inc., an international provider of geosynthetic lining products and services for environmental protection and other uses, from Waste Management Holdings, Inc.

On May 18, 2004, GEO Sub Corp., a newly formed entity controlled by Code Hennessy & Simmons IV (“CHS IV”), merged with and into GSE, with GSE surviving the merger (the “Merger”), in a transaction valued at approximately $242.1 million. As a result of the Merger, GSE became a wholly owned subsidiary of GEO Holdings Corp., which is controlled by CHS IV, an entity controlled by Code Hennessy & Simmons (“CHS”).

In connection with the Merger, we entered into a new $65.0 million senior secured credit facility with UBS Loan Finance LLC and certain other lenders. The new senior credit facility provides for a $25.0 million term loan facility and a revolving credit facility of up to $40.0 million. In addition, we issued $150.0 million of 11% senior notes due in 2012. As required by their terms, the senior notes were exchanged for publicly registered notes in the same amounts in a registered exchange offer completed in November 2004. The senior notes are guaranteed by all of GSE’s existing and future direct or indirect domestic subsidiaries other than Bentofix Technologies (USA), Inc., a dormant subsidiary of GSE’s 51%-owned Canadian subsidiary, Bentofix Technologies, Inc.

Products

We offer a broad selection of products and services required in geosynthetic lining systems. Our products perform essential functions in a number of applications including: (1) solid waste, liquid and gas containment; (2) drainage and conveyance of liquids; and (3) corrosion protection. Our products can be used on a stand-alone basis or can be combined with each other to serve a range of applications.

Geomembrane Liners

Our principal products, flexible geomembrane liners, are synthetic polymeric lining materials that are used as barriers in geotechnical engineering applications such as lining landfills. Geomembranes are manufactured from polyethylene and polypropylene resins with chemical additives designed to resist weathering, ultraviolet degradation and chemical exposure for extended time in exposed applications. Geomembranes have a number of end market applications that allow them to meet the containment needs of a variety of industrial operations. Some of our most popular geomembranes include:

GSE HDPE. High density polyethylene (HDPE) liners are the most widely used material for lining applications, such as landfills, tanks, and ponds. GSE HDPE liners provide chemical resistance, relative impermeability, resistance to ultraviolet light and durability under high levels of tension. Our HDPE liner products come in thickness ranges from 20 to 240 mil (one mil equals 1/1000th of an inch) and seamless widths up to 34.5 feet. Liner width dictates how many seams are required during installation, and seaming represents the major technical difficulty for liner installers. The fewer the number of seams, the less labor involved, and the less testing required.

GSE LLDPE. Linear low density polyethylene (LLDPE) liners offer greater flexibility than HDPE liners, allowing increased conformity to an uneven ground. High elongation properties allow these liners to conform to irregularities in the subgrade that may cause punctures and tears in other liners. Common applications for flexible liners include landfill caps, mining heap leach pads and floating covers.

GSE Textured. The texturing of liners creates increased friction resistance between layers of the liner system. This texturing allows the liner system to maintain its integrity on steep slopes and under harsh conditions.

GSE White. This patented, co-extruded, HDPE or LLDPE geomembrane liner reduces heat build-up through its ability to reflect light. By reflecting light and thereby reducing heat, the liner expands and contracts less during installation, reducing the likelihood of tears. In addition, the lower temperatures on the surface of the liner enable installers to work more effectively. The liner’s reflective nature protects subgrade soils from drying out and cracking. The white surface greatly improves detection of installation damage by revealing scoring and abrasions as black marks exposed against the white surface.

GSE Conductive. This patented, premium grade, HDPE geomembrane liner allows for easy and efficient spark testing of the installed material to detect post-installation damage and locate potential leaks. This product is used in applications that have a high risk of containment failure.

Drainage Products

Drainage products, such as geonets and geocomposites, typically are installed along with geomembranes in a liner system to keep liquids from accumulating on the liners. These drainage products provide the transmission avenues for liquid and gas collection and leak detection systems. Our drainage products consist primarily of:

GSE HyperNet. Our geonet product consists of two sets of HDPE strands intertwined to form a channel along which fluid is conveyed for drainage. This drainage capability has traditionally been provided by thick layers of aggregates, such as sand or gravel.

GSE FabriNet. Our geocomposite product is produced by heat bonding nonwoven geotextiles to one or both surfaces of the GSE HyperNet. The permeable textile serves as a separator and a filter, keeping soils out of the GSE HyperNet drainage layer, which allows for the product to perform its functions of transmitting liquids and gasses.

Geosynthetic Clay Liners

Geosynthetic clay liners, or GCLs, are synthetic clay liners that typically are installed as the bottom layer of a liner system. They are constructed with sodium bentonite clay as a critical component, which, when hydrated, is a highly impermeable substance and often replaces thick layers of compacted natural clay ordinarily required as a subgrade layer. We offer the following two GCLs:

GSE GundSeal. This GCL combines HDPE liners with highly expansive sodium bentonite clay. The sodium bentonite clay is adhered directly to the liner, and serves as a support layer to the liner, with an ability to seal small punctures in the overlaying liner. GundSeal is a patented product manufactured under license.

Bentofix® Thermal Loc. This GCL combines durable geotextile outer layers with an inner layer of low permeability sodium bentonite clay. The geotextile’s thermally bonded fibers reinforce and protect the bentonite layer, providing high internal strength. The product is manufactured by our 51%-owned affiliate, Bentofix Technologies, Inc.

Nonwoven Geotextiles

Nonwoven geotextiles are polypropylene, staple fiber, nonwoven needle-punched fabrics used in environmental, civil and industrial applications. We sell our nonwoven geotextile product to customers in various end markets and use it in the production of our drainage products.

Specialty Products

We offer other polysynthetic products not included in the above categories. Examples include:

GSE CurtainWall and GSE GundWall. These specialty products are vertical barrier systems that block the lateral migration of subsurface fluids.

GSE StudLiner. GSE StudLiner is a studded geomembrane that protects against corrosion and deterioration of concrete structures, including tanks, pipes, drainage channels and tunnels.

Pre-Fabricated Products. These products include pipe boots, corners, sumps, or other ancillary parts that are fit to the liner in order to reduce installation time and simplify installation.

Installation Services

We provide our customers a variety of installation services. Over fifty full installation crews are available throughout the United States, and additional installation offices are maintained in Germany and the United Kingdom. Our professionals work closely with the customer, engineer and contractor to determine efficient, cost-effective and safe methods by which to install the liner system. Through both infusion wedge welding and extrusion welding, we are able to effectively integrate geomembranes and other system parts to create a continuous, seamless liner system. Through our quality assurance program, our installation personnel test all installed products for leaks along the seams and for strength of the liner under tensile stress tests.

A network of distributors and independent installers around the world also install our product. Upon request from a customer using third-party installers, we may furnish a technical supervisor to monitor installation activities and provide quality assurance.

End Markets and Applications

The following table describes the principal applications of our products for the past three years based on the sales and operating revenues for each application:

	Sales and Operating Revenue by Market Application Year Ended December 31
	(in thousands)

	2004		2003		2002
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Solid Waste Containment	$195,000	68%	$174,900	64%	$162,400	61%
Liquid Containment	40,100	14	43,100	16	45,800	17
Mining	30,000	10	17,400	6	14,300	5
Other Applications	22,800	8	39,200	14	44,500	17

Total Sales & Operating Revenue	$287,900	100%	$274,600	100%	$267,000	100%

Solid Waste Containment

The waste management industry is our largest end market. It uses geomembranes to prevent landfill runoff from entering the surrounding environment and as caps to prevent the escape of greenhouse gases, to control odors and to limit rainwater infiltration. In the United States, growth of municipal solid waste generation has increased demand for landfill capacity. This trend has contributed to increased demand for our products, as regulations under the Resource Conservation and Recovery Act have required landfills to be equipped with a liner system. Similar legislation has been implemented in Europe, including the European Landfill Directive, which has introduced requirements for waste and landfills designed to protect the environment. Other regions, such as Asia/Pacific, represent significant growth opportunities as local governments in these regions continue to introduce regulations regarding landfill construction and performance requirements.

The primary purpose of a liner in a landfill is to protect the soil and groundwater from being contaminated. Beginning at the top of the liner system, drainage products, such as geonets or geocomposites, sit below the waste and on top of the liner in order to sweep waste water and leachate off of the liner and into a storage or treatment pond or tank. Below the drainage products, the primary geomembrane is installed as the first protection layer. While the geomembranes are relatively impermeable, secondary layers of drainage products and geomembranes are typically installed as safeguards against tears or punctures that may occur in the primary layer. The secondary layer of drainage products also serves as a leak detection system by sweeping out any fluids that penetrate the primary geomembrane. Beneath the secondary geomembrane, installers will sometimes include a layer of nonwoven geotextile that serves as a cushion to protect the liner from the ground. GCLs are typically installed as the bottom layer of the system, providing impermeability equivalent to that of thick layers of compacted natural clay.

In the United States and Europe, upon closing of the landfill, a landfill cap is installed over the top of the waste to prevent gas from the degrading waste from escaping into the atmosphere. A typical cap consists of two layers. The geomembrane liner, which is relatively impermeable to gas, forms the top layer and prevents the escape of the methane gas. A drainage product, such as geonet or geocomposite, forms the second layer and controls the flow of the gas. The geonet or geocomposite enables the methane gas to escape up to the top layer, collects the gas just below the surface, and transmits it to a storage or treatment system through a methane gas collection system.

Liquid Containment

Geosynthetic products such as geomembranes are used in a wide variety of liquid containment and other applications in the United States and around the world. Water treatment facilities, canals, irrigation waterways, reservoirs, dams, tunnels and other civil engineering and non-building construction projects use geosynthetic products for their containment and confinement needs. Geosynthetic products are used in agricultural applications to line irrigation waterways and waste ponds and to provide protection against soil erosion and weed growth. In aquaculture construction or rehabilitation projects, geomembranes are used as liners. We believe growth across these end markets will continue to be driven by increased infrastructure spending resulting from the growth and urbanization of the world’s population as well as the environmental and safety legislation that we anticipate will continue to be implemented by governments and regulatory agencies around the world.

Mining

The mining industry uses our products for the containment of chemicals used in mining gold, copper and phosphate. Mining activity and the use of more innovative mining techniques have resulted in the increased use of geosynthetic lining materials. Mining processes that utilize chemical solutions use geomembrane materials to prevent soil contamination by the leachate chemicals. Geomembranes, drainage products and geosynthetic clay liners are used to line the soil, drain the leachate and recapture and recycle the solutions along with the extracted precious metals. The size of the geosynthetic market opportunity in the mining industry is directly related to the amount of mining activity, which is driven by the world prices of precious metals and minerals such as gold and copper.

Manufacturing and Quality Control

We manufacture our products through six different processes, resulting in a broad array of products for liner systems. We use (i) round die production lines for geomembranes, (ii) flat cast production lines for geomembranes, (iii) geonet and geocomposite lines for drainage products, (iv) a GundSeal GCL line for GCLs, (v) needle-punched blanket GCL lines for GCLs, and (vi) a needle-punched nonwoven line for nonwoven geotextiles. The following table summarizes the different processes we use.

Summary of Manufacturing Processes

Manufacturing Process	Number of Active Lines	Products	Description
Round Die	12	Geomembranes	Blended polymer foundation is extruded vertically from a round die through two concentric die lips, cut, flattened, and rolled onto the take-up core.

Flat Cast	4	Geomembranes	Blended polymer foundation is extruded horizontally between two flat lips and rolled onto the take-up core.

Geonet and Geocomposite	3	Drainage Products	Blended polymer formulation is extruded downward to form a net, which is cut and formed into rolls. The geocomposite is produced by attaching nonwoven geotextile to the geonet.

GundSeal GCL	1	GCLs	Geomembrane is fed through rollers and applied with a bentonite clay and adhesive mix.

Needle-punched Blanket GCL	2	GCLs	Bentonite clay is sealed between two layers of nonwoven geotextile through a stitch bonding process.

Needle-punched Nonwoven	1	Nonwoven Geotextile	Polypropylene fibers of a carded web are interlocked by repeatedly passing barbed felting needles in and out of the web.

Our capabilities in both round die and flat cast manufacturing allow us to offer a broad geomembrane product line. With round die manufacturing, we can produce liners with multiple layers, which is necessary in the production of certain specialized products, such as GSE White. Additionally, the round die process offers co-extrusion capabilities that allow for simultaneous texturing and production of the liner as well as thinner material. The flat cast manufacturing process allows us to precisely control the thickness of the geomembranes. In addition, we are able to produce smooth HDPE and LLDPE geomembranes at a low cost through flat cast manufacturing.

The round die manufacturing process begins with the mixing of polyethylene resin and master batch chemical stabilizer additives in a blender. The blended polymer is forced through an extruder that feeds the polymer formulation into a round die. The die forms the polymer into a round tube and air is introduced to the inside of the tube, which causes the tube to expand. The tubular film is extruded vertically upwards through two counter-rotating rollers where the sheet is longitudinally cut, unfolded to its full width and wound onto a roll.

Our global manufacturing quality assurance program establishes quality control standards for the manufacture of geosynthetic products. Quality assurance laboratories at each facility oversee all quality control initiatives. Raw materials, such as a polyethylene resin and master batch, are subject to tests that must comply with our specifications before entering the manufacturing process. A strip is taken from every finished product and a laboratory tests the strip to ensure that it complies with product specifications. The laboratories catalog every strip in case the integrity of a product in the field is ever questioned. In addition, thickness readings are taken continuously over the length and width of the roll to check for product consistency.

Raw Materials and Supplier Relationships

We have developed close relationships with a group of suppliers with whom we have a long history of doing business. Our purchases from our suppliers are based on purchase orders, rather than long-term contracts. High-grade polyethylene and polypropylene resins are the most significant raw materials we purchase, for which more than seven different suppliers are used. These resins are purchased from at least two primary suppliers at each manufacturing location. We purchased approximately 27% of our raw materials during 2004 from our largest supplier.

Given the size and weight of our products, managing freight costs is a significant contributor to our operating results. In the U.S. and Canada, we distribute our products from five facilities through a contractual relationship with Truckers Express. With manufacturing facilities on four continents and a global network of approved distributors, we seek to manage freight costs by reducing shipping distances and negotiating rates through local distributors.

We believe we have excellent relationships with our suppliers and, because we maintain numerous supplier relationships, are not dependent on any one supplier. In addition, we believe that alternative sources of supply for these materials are available at prices at or near those from our existing relationships.

Sales and Marketing

Our sales and marketing efforts are conducted on a worldwide basis and are generally coordinated by regional managers. These positions include one manager in the United States responsible for sales in the Americas, one manager in the United Kingdom responsible for Europe and Africa, one manager in Thailand is responsible for Asia and one manager in Egypt. Due to the technical nature of our sales, we support our sales force with an internal group of engineers that also serve as a direct resource for our customers’ engineers who require technical assistance.

Our sales efforts generally include: (1) installation sales, consisting of products and installation services sold primarily to national accounts and general contractors, and (2) direct sales, consisting of product only (no installation services) sold primarily to non-national accounts and independent dealers. We sell primarily to general contractors and facility owners who are responsible for product specifications and the design and awarding of contracts.

We sell our products in a very competitive marketplace. Substantial quantities of our products are sold through the competitive bidding process, whether in the United States or in foreign countries. We bid directly to the general contractor or owner or to one of our independent distributors or dealers. The customers’ bid proposals establish the design and performance criteria for the products. We negotiate the remainder of the contract terms where possible. In most cases, we agree to indemnify the site owner, general contractor and others for certain damages resulting from our negligence and that of our employees. When we install products, we are sometimes required to post bid and performance bonds or bank guarantees. In all cases, we provide our customers with limited material warranties on our products and limited installation warranties for our workmanship. Our limited installation warranties are typically one to five years but occasionally extend up to 20 years. Our product warranties are typically five years but occasionally extend up to 20 years. These limited warranties are generally limited to repair or replacement of defective liners or workmanship, often on a prorated basis, up to the dollar amount of the original contract.

In some foreign contracts, we may be required to provide the customer with specified contractual limited warranties as to material quality. Our product warranty liability in many foreign countries is dictated by local laws in addition to the warranty specified in the contracts. Several of our foreign subsidiaries sell products and installation services under competitively bid construction contracts.

We participate in trade shows, conduct industry seminars and make presentations to governmental administrators. We strive to inform engineers and regulators of the benefits of using our products. Advertisements of our products appear regularly in specialized trade publications and on our website (www.gseworld.com).

Environmental Legislation

The enactment of numerous environmental laws and corresponding regulations has enhanced the market for our products.

In the United States, the Resource Conservation and Recovery Act of 1976, as amended (RCRA) provides the legal framework for the storage, treatment and disposal of hazardous and non-hazardous wastes. Of particular importance to us has been the impact of Subtitle D of RCRA, which regulates the disposal of municipal solid waste (MSW) at roughly 2,300 U.S. landfills. State regulations adopted under this title impose stringent compliance standards with regard to groundwater protections, which is exactly what our products are designed to provide. Subtitle D regulations specify the use of a composite liner system consisting of highly impermeable clay and a geomembrane liner. The liner must be at least 30 mils thick. In addition, amendments to RCRA require all new hazardous waste landfills to use liner systems composed of two or more liners, with leachate collection and drainage systems above and between the liners. These same amendments require double liners for surface impoundments or ponds used in the containment of certain hazardous liquids.

Also of importance to our business, the Comprehensive Environmental Response, Compensation and Liability Act (Superfund), enacted in 1980, governs cleanup of abandoned or uncontrolled hazardous waste sites. Our products are used in cleanup work at these sites. For example, the United States Environmental Protection Agency (EPA) has published a presumptive remedy requiring the use of a “liner cap” in closed MSW landfills. This liner cap is designed to prevent groundwater contamination and assist in the containment of subterranean liquid waste plumes. Our products have been installed in both applications in landfills located throughout the United States.

On February 12, 2002, the EPA issued a final rule controlling wastewater discharges from concentrated animal feeding operations (CAFOs) under the Clean Water Act. The final rule amends federal regulations concerning the management of manure from these operations, which can cause serious acute and chronic water quality problems. There are an estimated 15,500 CAFOs producing 300 million tons of waste annually. Our liners may be used by CAFOs to come into compliance with wastewater requirements under state and federal law.

In 1993, the State of Florida published regulations requiring gypsum waste generated as a by-product of phosphate mining to be stored on composite liners with a synthetic component. Our liners meet the specifications set forth in the Florida regulations.

Environmental laws and regulations in the United States, and in other countries, particularly in the European Community, Japan and the Americas have increased the demand for our products. In particular, activities that have an impact on groundwater quality have been the subject of increasing scrutiny by regulators, and may be the subject of future changes to existing laws and regulations. These activities include agricultural irrigation, animal feedlots and compounds, aquaculture facilities, industrial storm water runoff containment areas, canals, mining leach pads and tunnels.

Employees

We had a total of 1,045 employees as of December 31, 2004, with 745 employed in the United States. The size of our workforce increases during peak construction periods and decreases during the off-season construction periods. None of our regular year-round employees are unionized. From time to time, however, we have entered into site-specific collective bargaining agreements with unions that apply to specific projects. We believe our employee relations are satisfactory.

Patents and Proprietary Information

We have received patents from the U.S. Patent and Trademark Office (US PTO) for our GSE White, GSE Conductive and GSE CurtainWall products, as well as our FrictionFlex texturing process. Some of these patents are either registered or in the process of being registered in select foreign countries. We have registered our trademark and logo (“GSE”) with the US PTO and have registered this trademark in select foreign countries. We have other patents and pending applications. We manufacture GundSeal, Bentofix® and smooth-edged textured sheet pursuant to patent license agreements. Although in the aggregate our patents are important in the operation of our businesses, we do not believe the loss, by expiration or otherwise, of any one patent or group of patents would materially affect our business.

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

During the years 2004, 2003, and 2002, one customer, Waste Management, Inc., accounted for 20%, 20% and 14% of sales and operating revenue. In 2004 and 2003, Company net sales of 58%, and 59%, respectively, were to customers in the United States. The Company believes that the loss of Waste Management, Inc. as a customer would have a material adverse effect on the Company’s consolidated financial position or results of operations.

In connection with the acquisition of Serrot, we entered into a Supply Commitment Agreement with Waste Management on February 4, 2002. The agreement terminates on December 31, 2006 and may be extended for another five-year period at Waste Management’s sole option. Under the agreement, Waste Management agreed to purchase from us a minimum dollar amount of geosynthetic lining systems calculated as a percentage of its annual materials purchases and installation services purchases in North America. The percentage is reset annually depending on the level of customer service satisfaction we achieve with Waste Management’s operational personnel but shall not be lower than 60%. If Waste Management fails to purchase its minimum amount in a given year, the shortfall will be carried forward to the ensuing calendar year. If a shortfall occurs in the last year of the agreement, the term of the agreement will be extended by one year, in which the minimum purchase will be the carried-forward shortfall. The causes for termination of the agreement by Waste Management include our failure to supply enough properly skilled workers or proper quality or quantity of products or if Waste Management has a reasonable doubt with respect to our ability to complete the work in accordance with the time and price specified in the agreement. We have 15 days to cure such problem before Waste Management may exercise its right to terminate the agreement.

Backlog

As of December 31, 2004, the Company’s backlog was $63.3 million compared to $40.3 million at December 31, 2003. The Company anticipates that the majority of the value of construction contracts and customer purchase orders included in backlog at December 31, 2004 will be completed or filled prior to the end of 2005, subject to weather and other construction related delays. Contracts and commitments for products and services are occasionally varied, modified, or cancelled by mutual consent.

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

Forward-Looking Information

This Form 10-K contains certain forward-looking statements as such is defined in the Private Securities Litigation Reform Act of 1995, and information relating to the Company and its subsidiaries that are based on beliefs of the Company’s management, as well as assumptions made by and information currently available to the Company’s management. When used in this report, the words, “anticipate”, “believe”, “estimate”, “expect”,

“intend” and words of similar import, as they relate to the Company or its subsidiaries or the Company’s management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitations, competitive market factors, world-wide manufacturing capacity in the industry, general economic conditions around the world, raw material pricing and supply, governmental regulation and supervision, seasonality, distribution networks, and other factors described herein, as well as those identified under the caption “Risk Factors” in the Company’s prospectus dated October 12, 2004 and filed pursuant to Rule 424(b)(3), which is available at the SEC’s website at www.sec.gov. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.

Available Information

The Company, through its website www.gseworld.com, makes available free of charge its reports on Forms 10-K, 10-Q and 8-K (and amendments to these reports). These reports are available on the Company’s website as soon as reasonably practicable after they are filed with or furnished to the U.S. Securities and Exchange Commission.

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

United States

GSE Lining Technology, Inc. conducts U.S. operations at the Company’s headquarters located on a 41.5-acre tract of Company-owned land in an industrial park in Houston, Texas. This location has 31,400 square feet of office space in two buildings, housing administrative, sales, and installation functions. Here the Company has two large manufacturing facilities servicing the U.S. and foreign markets at this location. One manufacturing facility is a 67,000 square foot building of metal skin over steel frame construction that contains seven blown film round die extrusion lines and one geocomposite drainage net line. Fabrication is housed in a 12,000 square foot facility.

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

The Company’s patented GundSeal products are manufactured on one production line housed in a Company-owned 22,000 square foot building with 1,500 square feet of office space on a 15.3-acre owned tract located in Spearfish, South Dakota. The plant is located near the sources for clay (bentonite).

The Company owns an industrial site in Pittsburgh, Pennsylvania, from which it conducts installation services.

Canada

The Company owns a 51% interest in Bentofix Technologies, Inc., located in Barrie, Canada. BTI leases 2,000 square feet of office space and 60,000 square feet for manufacturing geosynthetic clay lining products on two production lines.

Germany

GSE Lining Technology GmbH, headquartered in Hamburg, Germany, manages the Company’s European operations. This location has 6,397 square meters for manufacturing located in Rechlin, Germany, on 8.2 acres owned by the Company. From this location, the Company supplies its customers with products manufactured on a flat cast extrusion line, three texturing lines, and a blown film round die extrusion line. Operating at the same facility is a fabrication department involved in fabricating Studliner sheeting products on two production lines.

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

Egypt

The Company owns three Egyptian companies, Hyma/GSE Manufacturing Co., Hyma/GSE Lining Technology Co. and GSE Lining Technology Co. Egypt. The manufacturing operations are located on a 1.1-acre leased site outside of Cairo, Egypt. Located on this site are two buildings totaling 34,262 square feet that house an owned flat cast line and an owned blown film round die extrusion line. The Company has acquired a 20,252 square meter tract of land with 1,440 square meters of manufacturing space and 150 square meters of office space. The Company plans to move its Egyptian manufacturing operations to this space in 2005 and operate under GSE Lining Technology (Egypt). The trading company operates out of a small leased facility in Nasr City, Cairo, and it sells products manufactured by the Hyma/GSE Manufacturing Co., and other GSE subsidiaries.

Thailand

GSE Lining Technology Company Ltd. headquartered in Bangkok, Thailand, manages the Company’s Thailand operations. Its owned manufacturing facility is located in Rayong, Thailand, on 8,535 square meters of property leased by the Company. Its products are manufactured on two blown film round die extrusion lines, one flat cast line and one texturing line. This company also manages the representative office in the People’s Republic of China.

Australia

The Company’s sales operation in Australia is carried out by GSE Australia Pty. Ltd. operating out of leased offices located in Moorebank, New South Wales. It offers the full range of Company geomembranes and related products.

ITEM 3.	Legal Proceedings.

On January 6, 2003, a judgment was entered against the Company in the United States District Court for the Northern District of Texas for damages arising out of the alleged patent infringement activities of Serrot International, Inc. conducted prior to our acquisition of Serrot. The jury in Dallas determined that Serrot had willfully infringed upon two patents held by Poly-America, L.P. (“Poly-America”), one for the manufacturing process and a second patent for the smooth edge textured sheet produced on round die blown film manufacturing equipment. On August 28, 2003, the District Court issued an opinion and order on post trial motions, including a reduced judgment in the amount of $11,965,158, together with prejudgment interest in the sum of $3,081,050, post-judgment interest at the rate of 1.29% per annum, and taxable costs of the District Court. The District Court denied the request of Poly-America for treble damages and attorneys’ fees. We posted an amended $18,055,699 supersedeas appeal bond and entered into a collateral agreement with an insurance company whereby we deposited funds equal to the bond amount. On September 29, 2003, we filed an appeal to the U.S. Court of Appeals for the Federal Circuit in Washington, D.C. and on December 16, 2003, filed our appeal brief. On April 1, 2004, we filed our reply brief. On July 9, 2004, the Court of Appeals heard oral arguments from the parties.

On September 14, 2004, the Court of Appeals affirmed the validity of the two patents in question. However, it reversed the judgment for damages. The Court of Appeals concluded that the District Court erred in permitting Poly-America to claim the lost profits of a related corporation and ordered that, on remand, the District Court should determine whether there are any lost profits incurred by Poly-America due to the infringement, and if not, the proper reasonable range of royalties to which Poly-America may be entitled. On December 10, 2004, we entered into a settlement agreement with Poly-America in which in return for the payment of $9,500,000 by the Company to Poly-America, any and all claims of infringement of the patents and damages arising therefrom were resolved. During December 2004, we adjusted our estimated reserve, which was initially recorded in connection with the Merger, to be equal to the final settlement amount. This final settlement, net of related tax benefit, was recorded as a purchase price adjustment. The $9,500,000 payment was made and, on December 17, 2004, the District Court entered an Agreed Order discharging the supersedeas appeal bond. The balance of the funds securing the supersedeas appeal bond has been returned to the Company.

The Company, its directors, Code Hennessy & Simmons LLC, GEO Sub Corp. and GEO Holdings were named in one or more of three putative class action lawsuits filed in January 2004 in the Delaware Court of Chancery (Calhoun v. Gundle/SLT Environmental, Inc., et al., C.A. No.153-N, Twist Partners LLP v. Badawi, et al., C.A. No.150-N, and Bell v. Gundle/SLT Environmental, Inc., et al., C.A. No.169-N). These complaints alleged that our directors breached their fiduciary duties by allegedly failing to auction the Company, to undertake an appropriate evaluation of the Company as a merger/acquisition candidate, to act independently to protect the Company’s stockholders and to ensure that no conflicts of interest existed or that any conflicts were resolved in “the best interests of the Company’s public shareholders.” The complaints sought, among other relief, to rescind the Merger and to obtain unspecified damages from the defendants. On February 10, 2004, the Delaware Court of Chancery entered an order consolidating the three actions for all purposes and requiring the plaintiffs to file a consolidated amended complaint as soon as practicable. The parties to the consolidated actions executed a Stipulation and Agreement of Compromise, Settlement and Release dated May 26, 2004, which provides for dismissal of the actions, on the merits and with prejudice. At a settlement hearing on August 12, 2004, the Court; (1) certified the actions permanently as a class action; (2) approved the settlement as fair, reasonable and adequate; (3) entered the order as final judgment, inter alia, dismissing the actions as to defendants and releasing the released parties from the settled claims; and (4) granted the application of plaintiff’s Counsel for an award of attorneys’ fees and reimbursement of expenses in the aggregate sum of $330,000. In September 2004, the Company paid this award as per the order of final judgment.

On January 14, 2004, the Company received a letter from Shire Equipment Leasing Corporation (“Shire”) relating to litigation instituted by Wembley Ltd., the holder of record of 4,557,143 shares of the Company’s common stock and the Company’s largest stockholder prior to the Merger. In the litigation, Wembley is seeking a declaratory judgment that neither Pro Air, Inc., which filed a petition under the United States Bankruptcy Code in 2000, nor Shire, Pro Air’s Assignee, ever acquired an ownership interest in 1,100,000 of these shares. The dispute relates to Wembley’s delivery to Pro Air in 1997 of a stock certificate representing the disputed shares along with an assignment of stock, or stock power, which provided that the assignment of the Company’s shares was valid only if done in compliance with certain specified conditions. The parties disagree as to whether those conditions were met. The stock power was executed by Wembley’s president, who was then Chairman of the company, and is now also the Company’s president and chief executive officer. In March 1998, Wembley’s president sent a letter to the Company’s stock transfer agent requesting that the agent not transfer any Company shares held by Wembley to Pro Air. In 1999, Pro Air asked the Company to reflect Pro Air on the Company’s books as the holder of record of the disputed shares, but the Company declined to do so, informing Pro Air that it had no record of Pro Air being a Company shareholder. In its January 2004 letter, Shire claimed that Pro Air’s damages from its inactivity to liquidate, the shares exceeded $200,000,000 and said that if Shire prevailed, it would “explore all other potentially responsible parties.” If Wembley, its affiliates and one of their owners are unable to satisfy a judgment Shire further indicated it would prevent the transfer of the dispute shares. Shire also claimed that it, and not Wembley, was entitled to vote the disputed shares.

Wembley voted all of the Company shares of which it was the holder of record (including the disputed shares) in favor of the Merger at the special meeting of stockholders held on May 11, 2004. Had the disputed shares not been voted in favor of the Merger, the Merger would nevertheless have been approved by the shareholders by the requisite vote. On December 16, 2004, Wembley prevailed in its declaratory judgment action with the issuance of a judgment that neither Pro Air nor Shire, Pro Air’s assignee, ever acquired an ownership interest in the 1,100,000 shares. Wembley has initiated the steps necessary to send the shares to the Company’s transfer agent and obtain the consideration from the Merger that has been held in escrow of $18.50 per share.

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

GSE is also a party to various other legal actions arising in the ordinary course of our business. These legal actions cover a broad variety of claims spanning our entire business. As of the date of this filing, we believe it is not reasonably possible that resolution of these legal actions will, individually or in the aggregate, have a material adverse effect on our financial condition or results of operations.

ITEM 4.	Submission of Matters to a Vote of Security Holders.

The Company did not submit any matters to a vote of its security holders during the fourth quarter of 2004.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

There is no established public offering market for the outstanding common equity of the GSE. In connection with the Merger, we became a wholly owned subsidiary of GEO Holdings, which is controlled by CHS IV, an entity controlled by CHS, in a transaction valued at approximately $242.1 million. (See “Corporate Developments” in Item 1 of Part I.) As a result of the Merger, the common stock of our predecessor was canceled and is no longer publicly traded.

The Company does not currently intend to declare or pay dividends on its Common Stock. Further, our ability to pay dividends is restricted by certain covenants contained in our senior credit facility, as well as certain restrictions contained in the indenture governing our senior notes. See Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.

ITEM 6.	Selected Financial Data.

The acquisition of GSE by CHS IV on May 18, 2004 was accounted for as a purchase in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” resulting in a new basis of accounting subsequent to the transaction. Therefore, for the presentation in the following table and in the remainder of this report, financial information relating to GSE prior to Merger is denoted as Predecessor Basis, and financial information relating to us subsequent to the Merger is denoted as Successor Basis. The information contained in the table should be read in conjunction with “Management’s discussion and analysis of financial condition and results of operations” and the historical consolidated financial statements of GSE, including notes thereto, contained elsewhere in this report.

	Successor Basis	Predecessor Basis
	Period from May 18, 2004 to Dec. 31, 2004	Period from Jan. 1, 2004 to May 17, 2004	Fiscal Year Ended December 31,
			2003	2002	2001	2000
	(dollars in thousands, except for per share amounts)
Statement of Operations Data:
Sales and operating revenue	$217,513	$70,393	$274,618	$266,970	$173,409	$191,320
Gross profit	44,817	10,286	59,159	56,644	28,804	32,579
Operating income (loss)	23,451	(8,007)	30,208	24,233	2,379	6,792
Interest expense, net	12,418	1,451	2,064	2,379	1,248	1,354
Income before income taxes	10,978	(9,286)	31,519	21,258	2,600	5,965
Net income (loss) before extraordinary items	8,304	(6,308)	20,771	12,890	1,378	3,638
Extraordinary items	—	—	—	25,966	—	—
Net income (loss)	8,304	(6,308)	20,771	38,856	1,378	3,638
Basic earnings (loss) per common share
Before extraordinary items	*	(.55)	1.81	1.15	.12	.31
Extraordinary items	*	—	—	2.32	—	—
Basic earnings (loss) per common share	*	(.55)	1.81	3.47	.12	.31

Diluted earnings (loss) per common share
Before extraordinary items	*	(.51)	1.72	1.11	.12	.31
Extraordinary items	*	—	—	2.23	—	—
Diluted earnings (loss) per common share	*	(.51)	1.72	3.34	.12	.31

Balance Sheet Data:
Working capital	$73,592	$70,679	$92,452	$92,265	$48,021	$51,949
Total assets	318,099	198,262	213,503	202,310	145,611	148,563
Total debt	168,604	806	16,722	21,602	25,801	26,530
Stockholders’ equity	74,014	155,557	157,157	132,431	90,434	89,308

*	The Successor Company has no outstanding publicly held common shares and therefore will not report earnings per share data.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of historical financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and the notes thereto which appear elsewhere in this report.

Overview

Gundle/SLT Environmental, Inc. (the “Company” or “GSE”) is a leading manufacturer, marketer and installer of a broad array of geosynthetic lining products and a high volume producer of resin based products made primarily from polyethylene and polypropylene resins. The Company’s primary products consist of geosynthetic lining materials of membranes, drainage nets and composites, textiles, clay liners. The Company sells installation of its products in the United States, Germany and the United Kingdom. Approximately 25% of GSE’s products are installed by the company with the balance installed by independent installers. The amount of Company installation has been shifting to independent dealers operating on a more regional basis.

The demand for our products is driven by municipal solid waste landfill development where environmental regulations require our liner products. The application represents between 65% and 70% of the Company’s revenues. Influences of this driver are population growth, migration trends, solid waste per capita, environmental concerns of developing countries, and disposing methods. The municipal solid waste landfill market continues to grow between 2% and 4% per year. Other demands for our products are heap leach mining of metals, water management, agriculture, aquaculture, and other industrial applications. Growth in these markets is more cyclical to their industry.

Raw material cost of our products makes up approximately 70% of our product cost. The cost of these raw materials change due to factors outside of the Company’s control, including worldwide capacity, market demand, and the price of feed stocks such as natural gas and oil. The Company’s profitability depends on its ability to change the prices of its products as raw material costs change, which the Company has historically been able to do. The Company’s profitability is also influenced by competitive pressures. While GSE supplies 40% to 50% of the world’s geosynthetic products, most of GSE’s competitors are regional, family owned businesses that bid for business along with the Company in their areas. The competitive bidding lowered GSE’s profitability in 2004 compared to 2003.

The Merger

Code Hennessy & Simmons IV LP (“CHS IV”) formed GEO Holdings Corp. (“GEO Holdings”) to acquire all of the equity interests of the Company. On May 18, 2004, GEO Sub Corp., a wholly owned subsidiary of GEO Holdings, merged with and into the Company, with the Company surviving the merger (the “Merger”). Each share of the Company common stock converted into the right to receive $18.50, in cash, in a transaction valued at approximately $242.1 million. As a result of the Merger, all of the outstanding capital stock of the Company is owned by GEO Holdings. CHS IV is an entity controlled by Code Hennessy & Simmons LLC (“CHS”).

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

Results of Operations

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

The results of operations for the year ended December 31, 2004 include the combined results of operations for the Predecessor Company for the period January 1, 2004 through May 17, 2004, and the Successor Company for the period May 18, 2004 through December 31, 2004.

Selected financial data:

	Predecessor		Successor	Successor and Predecessor
	2003	Jan. 1, 2004 to May 17, 2004	May 18, 2004 to Dec. 31, 2004	Year 2004
(in thousands)

Sales and operating revenue	$274,618	$70,393	$217,513	$287,906

Gross profit	59,159	10,286	44,817	55,103
Selling, general & administrative expenses	27,298	12,388	18,382	30,770
Amortization of intangibles	106	42	2,984	3,026
Expenses related to CHS transaction	1,547	5,863	—	5,863

Operating income (loss)	30,208	(8,007)	23,451	15,444
Interest expense	2,573	1,639	12,720	14,359
Interest income	(509)	(188)	(302)	(490)
Foreign exchange loss/(gain)	(212)	131	37	168
Minority interest	133	(31)	302	271
Other income	(3,296)	(272)	(284)	(556)

Profit(loss) before tax	31,519	(9,286)	10,978	1,692
Income tax provision (benefit)	10,748	(2,978)	2,674	(304)

Net income(loss)	$20,771	$(6,308)	$8,304	$1,996

The Company’s sales and operating revenue of $287,906,000 increased by $13,288,000, or 4.84%, in 2004 from the $274,618,000 reported in 2003. A change in the U.S. dollar value of the Company’s foreign entity functional currencies increased 2004 foreign sales and operating revenue by approximately $7,079,000. Units shipped were up 7.9% while units installed were down 17.6%. Product prices were up 2.5% in 2004 from 2003. At December 31, 2004, backlog of $63,295,000 was 57% more than at December 31, 2003. U.S. sales and operating revenue of $163,093,000 in 2004 was 1.2% higher than the previous year. U.S. units shipped were up 5.6%, while installed units were down approximately 16.1% in 2004. The decrease in installed units was primarily caused by lower demand from industrial customers. Foreign sales and operating revenue was $124,813,000 in 2004, 10.0% higher than the previous year. Foreign units shipped were up by 10.2% and installed units were down 34.3% in 2004.

Gross profit was $55,103,000 in 2004, compared to $59,159,000 in 2003. Gross profit was lower due to lower profit margin on goods sold. Gross profit, as a percentage of sales and operating revenue, decreased to 19.1% in 2004 from 21.5% the previous year. Lower gross profit outside of the United States was primarily from competitive pressures, where margins declined by 4.7% of sales and operating revenue. U.S. margins in 2004 were 0.8% below the prior year. Cost of sales includes inventory and depreciation fair value adjustments recorded in connection with the Merger that lowered gross profit $3,201,000, or 1% of revenues. Change in U.S. dollar value of functional currencies increased 2004 gross profit by approximately $1,410,000.

Selling, general and administrative (SG&A) expenses of $30,770,000 in 2004 were $3,472,000 higher than in 2003. Increased costs resulted primarily from $864,000 of change in U.S. dollar value of functional currencies, a $1,287,000 management fee paid to CHS, a $1,500,000 higher provision for bad debts, and other increases including legal fees in connection with the patent litigation. The increased bad debt provision, which is more consistent with historical results, resulted from the lower than usual 2003 provision. SG&A, as a percent of sales, was 10.7% for year ended December 31, 2004, compared to 10.0% the previous year.

Amortization of intangibles primarily relates to amortization of the fair values of customer lists recorded in connection with the Merger.

Expenses related to the Merger of $5,863,000 are comprised of costs the Company incurred to execute the Merger, including $3,204,000 for investment banker fees and expenses, $1,169,000 for legal, accounting and professional expenses, and $1,490,000 non-cash expense created by the extension and acceleration of Predecessor Company stock option vesting dates as a result of the Merger and required by FAS 123.

Interest expense of $14,359,000 during 2004 was significantly more than the previous year’s $2,572,000. The cost in 2004 includes higher interest rates on higher debt balances as a result of the Merger, a prepayment fee of $691,000 and increased amortization of deferred financing costs.

Other income of $556,000 in 2004 was primarily from gains on routine sales of assets. Last year’s other income was $3,296,000, primarily from gains on the sale of real estate acquired in the 2002 Serrot acquisition.

The Company’s benefit for income taxes for 2004 was $304,000 compared to a provision of $10,748,000 the previous year. The tax provision was determined at the statutory rates adjusted for certain permanent differences on an entity-by-entity basis. The effective rate for 2004 was lower at 21.7% compared to 34.0% last year, primarily because the Successor Company has much lower U.S. taxable income as a result of higher CHS acquisition debt cost.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Selected financial data:

	Predecessor
	2002	2003
	(in thousands)
Sales and operating revenue	$266,970	$274,618

Gross profit	56,644	59,159
Selling, general & administrative expenses	29,194	27,298
Amortization of intangibles	—	106
Expenses related to the Serrot acquisition	3,217	—
Expenses related to CHS transaction	—	1,547

Operating income (loss)	24,233	30,208
Interest expense	2,915	2,573
Interest income	(536)	(509)
Foreign exchange loss/(gain)	(1,687)	(212)
Minority interest	316	133
Other income	1,967	(3,296)

Profit (loss) before tax	21,258	31,519
Income tax provision (benefit)	8,368	10,748

Net income (loss)	$12,890	$20,771

The Company’s sales and operating revenue of $274,618,000 in 2003 increased $7,648,000, or 2.9%, from the $266,970,000 reported in 2002. A change in the U.S. dollar value of the Company’s foreign entity functional currencies increased year 2003 sales and operating revenue by $10,378,000. Units shipped also increased 4% in 2003 from 2002. Offsetting these increases were sales and operating revenues of operations sold or discontinued in 2002 of $5,791,000 and lower installation prices. Sales to the U.S. market were $161,112,000 in 2003, compared with $165,680,000 in 2002. The decrease in U.S. revenues was primarily the result of lower installation prices, and a 2% decrease in units shipped. Sales and operating revenue in foreign markets were $113,506,000 in 2003, compared with $101,290,000 in 2002. Foreign sales were $12,216,000 higher in the year 2003 from the increase in the dollar value of local functional currencies and from 10% more units shipped, mostly into lower price markets. About one-half of the increased shipments resulted from the acquisition of the remaining 50% of the Company’s Egyptian joint ventures and the resulting consolidation of this operation in January 2003.

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

Selling, general and administrative (SG&A) expenses of $27,298,000 in 2003 were $1,896,000 lower than in 2002. The change in U.S. dollar value of foreign functional currencies increased SG&A expenses by $1,081,000. SG&A in 2002 included $1,924,000 in operations sold or discontinued. The net change was beneficially influenced by continued synergy benefits of the Serrot International, Inc. (Serrot) acquisition in 2002.

Interest expense of $2,573,000 in 2003 was $342,000 lower than in 2002. This decrease was the result of reductions of term debt throughout 2003.

Interest income was $27,000 lower in 2003 than 2002. This decrease was primarily the result of lower yields on invested cash.

The Company recorded a gain on foreign exchange of $212,000 in 2003 compared to a gain of $1,687,000 in the year 2002. The 2002 gain was primarily on Euro notes from the Company’s European subsidiaries acquired with the Serrot acquisition whose balances were lowered in 2003.

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

Outlook

We expect our sales and operating revenue to be higher in 2005 than in 2004, primarily from increased selling prices following increased resin cost. Resin cost per pound could average approximately ten cents per pound more in 2005, based on current prices in the market. Based on preliminary plans presented to us by our major solid waste customers, we expect demand for our products in the North American market in 2005 to be lower than in 2004. We have been told by our largest customer that its reduction in 2005 is a shifting of expenditures from landfills to trucks that should shift back to landfills in 2006. We are seeing a strong demand in most of our international markets. This demand is triggered by major projects that are exceptional in size. We expect these markets to grow between 4% and 5% in 2005, offsetting most of the U.S. decline. We also expect our installation activity to decrease in the United States following the lowered solid waste customer programs.

We expect our gross profit to be down slightly and the higher level of competitive bid pricing pressures experienced in 2004, to continue in 2005. This situation was created during 2004, by the addition of capacity by

GSE and our competitors in excess of the market growth. Our intent is to maintain our 2004 margin spread over resin costs in 2005. However, maintaining that spread with higher selling prices will result in gross profit margins declining, as a percentage of sales, by nearly two percentage points.

We expect to reduce our selling and administrative costs to compensate for the decrease in gross profit. These reductions will result from actions taken in 2004 and to be taken in 2005. Accordingly, we expect to improve on our debt covenant measurements in 2005 from 2004.

Liquidity and Capital Resources

Sources of Liquidity

The Company’s primary source of liquidity in 2004 was cash generated from operations. At December 31, 2004, the Company had working capital of $73,592,000 of which $23,716,000 was cash and cash equivalent investments. The Company’s operating results and liquidity are normally reduced in the first quarter as both product deliveries and installations are at their lowest levels due to inclement weather experienced in the Northern Hemisphere. The Company believes that it has sufficient funds (on hand and expected from future operations) and adequate financial resources available to meet its anticipated liquidity needs including anticipated requirements for working capital, capital expenditures, and debt service in 2005.

Total capitalization as of December 31, 2004 was $242,618,000, consisting of total debt of $168,604,000 and stockholders’ equity of $74,014,000. The debt-to-capitalization ratio at December 31, 2004 was 69.5% compared to 10.6% at the end of fiscal year 2003. The increase in the debt-to-capitalization ratio was primarily the result of the new debt issued in conjunction with the Merger.

Capital Expenditures

The Company currently anticipates capital expenditures in 2005 of $4,500,000, and expects to fund such capital expenditures with cash on hand.

Borrowing Arrangements

In connection with the Merger, GSE issued $150,000,000 of 11% senior notes due in 2012. As required by their terms, the senior notes were exchanged for publicly registered notes in the same amounts in a registered exchange offer completed in November 2004. The senior notes are guaranteed by all of our existing and future direct or indirect domestic subsidiaries other than Bentofix Technologies (USA), Inc., a dormant subsidiary of our 51%-owned Canadian subsidiary, Bentofix Technologies, Inc.

The indenture governing the notes, among other things: (1) restricts our ability and the ability of our subsidiaries to incur additional indebtedness, issue shares of preferred stock, incur liens, pay dividends or make certain other restricted payments and enter into certain transactions with affiliates; (2) places certain restrictions on the ability of certain of our subsidiaries to pay dividends or make certain payments to us; and (3) places restrictions on our ability and the ability of our subsidiaries to merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of our assets. The indenture related to these notes and the new senior credit facility also contain various covenants that limit our discretion in the operation of our businesses.

In January 2005, GSE entered into an interest rate swap agreement, which effectively converted $75,000,000 of our 11% fixed rate senior notes issuance into variable rates based on six-month LIBOR rates. Under the swap agreement, payments are made based on a variable rate; initially 9.3425% through May 15, 2005, adjusting based on LIBOR rates every six months thereafter, and received on a fixed rate of 11%. Differentials to be received or paid under the agreement are recognized as an offset or as an addition to interest expense, respectively. The swap agreement parallels the 11% senior notes due in 2012.

The term of the swap agreement is such that the swap is considered perfectly effective against changes in the fair value of the debt due to changes in the benchmark interest rates over swap terms. As a result, the shortcut method provided by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” is applied and there is no need to periodically reassess the effectiveness of the swap during its term. Interest expense on the debt is adjusted to include payments made or received under the swap agreements. The fair value of the swap will be carried as an asset or a liability on the Consolidated Balance Sheet and the carrying value of the hedged debt will be adjusted accordingly. The fair values of the Company’s interest rate swap will be the estimated amounts the Company would receive or pay to terminate the agreement as of the reporting dates.

In connection with the Merger, we entered into a new $65,000,000 senior secured credit facility with UBS Loan Finance LLC and certain other lenders. The new senior credit facility provides a $25,000,000 term loan facility and a revolving credit facility of up to $40,000,000 million. The revolving credit facility includes a letter of credit subfacility of $10,000,000 and a swing line subfacility of $15,000,000. The term loan matures in May 2010 and the revolving credit facility matures in May 2009. The term loan facility amortizes on 24 consecutive equal quarterly installments. Borrowings bear interest, at our option, at either a base rate or LIBOR plus, in each case, an applicable interest margin. The applicable interest margin for the term loan is 2.00% per annum for base rate loans or 3.00% per annum for LIBOR loans. The applicable interest margin for revolving loans is 1.75% per annum for base rate loans or 2.75% per annum for LIBOR loans. The applicable interest margins for the revolving credit facility and the term loan is adjustable by the lenders based upon a grid to be determined following the delivery of our financial statements for the fiscal quarter ending at least six months after the closing of the Merger. We are also required to pay customary agency fees and expenses. The new senior credit facility requires prepayment with the net proceeds of certain asset sales, the net proceeds of certain issuances of debt or preferred stock, a portion of net proceeds of certain issuances of common equity, the net proceeds from casualty and condemnation events in excess of amounts applied to repair or replace such assets, and an agreed-upon percentage of our excess cash flow (subject to certain baskets).

The new senior credit facility is guaranteed by GEO Holdings and all of our existing and future direct or indirect domestic subsidiaries, but not our foreign subsidiaries or Bentofix Technologies (USA), Inc., a dormant subsidiary of our 51%-owned Canadian subsidiary, Bentofix Technologies, Inc., except to the extent guarantees by such subsidiaries would be prohibited by applicable tax law or could result in adverse tax consequences. The new senior credit facility is secured by substantially all of our U.S. assets, and by our capital stock and the capital stock of substantially all of our domestic subsidiaries and 65% of the capital stock of substantially all of our first-tier foreign subsidiaries.

The new senior credit facility requires us to meet certain financial tests, including but not limited to, a minimum interest coverage ratio, a maximum leverage ratio, a minimum fixed charge coverage ratio and maximum capital expenditures. In addition, the new senior credit facility contains restrictive covenants which limit, among other things, dispositions of assets, certain business changes, certain ownership changes, mergers, acquisitions, dividends, stock repurchases and redemptions, incurrence of indebtedness, issuance of preferred stock, investments, liens, transactions with affiliates, sale and leaseback transactions, and other matters customarily restricted in such agreements. The new senior credit facility provides for customary events of default. At December 31, 2004, the Company had prepaid $5,000,000 on its $25,000,000 term loan, leaving a balance of $17,900,000 outstanding. The Company had available $37,637,000 under its credit facility at December 31, 2004, net of $2,363,000 of issued letters of credit.

GSE has an EGP 5,000,000 term loan with an Egyptian bank, bearing interest at 14%, secured by equipment. The promissory note requires quarterly payments of EGP 417,000 plus interest on July 27, October 27, January 27, and April 27, maturing in April 2007.

At December 31, 2004, GSE had five local foreign credit facilities. It had credit facilities with two German banks in the amount of EUR 5,100,000. These revolving credit facilities are secured by a corporate guarantee and bear interest at various market rates. These credit facilities are used primarily to guarantee the performance of European installation contracts and temporary working capital requirements. At December 31, 2004, GSE had EUR 2,947,000 available under these credit facilities with EUR 2,153,000 of bank guarantees outstanding.

GSE has two credit facilities with Egyptian banks in the amount of EGP 5,833,000. These credit facilities bear interest at various market rates and are primarily for cash management purposes. At December 31, 2004, GSE had EGP 4,023,000 available under these credit facilities.

GSE has a credit facility with a Canadian bank in the amount of Canadian Dollar 500,000 that bears interest at market rate, secured by all assets. At December 31, 2004, GSE had the full amount available under this line.

Sources and Uses of Cash

The sources of uses of cash for the year ending December 31, 2004 include the combined results of operations for the Predecessor Company through May 17, 2004, and the Successor Company for the period May 18, 2004 through December 31, 2004.

	Year Ended
	December 31, 2003	December 31, 2004
Cash provided by operating activities	$16,845,000	$23,680,000
Cash used by investing activities	$6,610,000	$227,287,000
Cash used (provided) by financing activities	$4,693,000	$(193,193,000)

Cash provided by operating activities during 2004 was $23,680,000 compared to $16,845,000 in the prior year. The increase was primarily from the $18,056,000 of cash securing the supersedeas appeal bond in the Poly-America case (see “Legal Proceedings” in Item 3 of Part I above), offset by a $9,500,000 payment to settle of the case, and by lower earnings in 2004.

Cash used by investing activities during 2004 was $227,287,000, compared to $6,610,000 in the prior year. Cash used by investing activities during 2004 was substantially higher due to cash expended on May 18, 2004 when the Company was purchased by CHS in the Merger at a net cash cost of $221,616,000, which included approximately $6,794,000 of allocated expense, offset by $14,266,000 of cash acquired, and excluded financing cost.

Cash provided by financing activities during 2004 was $193,193,000 compared to $4,693,000 cash used in the prior year. Cash provided by financing activities was substantially higher in 2004 primarily as a result of the proceeds from new debt and equity used in connection with the consummation of the Merger, less cost of financing. See “Borrowing Arrangements” above.

Contractual Obligations and Commercial Commitments

The following table represents information, as of December 31, 2004, concerning the Company’s unconditional obligations and commitments to make future payments under contracts with remaining terms in excess of one year, such as debt and lease agreements, and under contingent commitments (in thousands).

Contractual Cash Obligations	Total	Less Than One Year	1-3 Years	4-5 Years	After 5 Years
Long-term Debt	$168,604	$275	$12,355	$5,974	$150,000
Operating Leases	1,228	$832	393	3	—
Other Long-Term Liabilities Reflected in the Balance Sheet(1)	1,262	85	257	171	749

Total	$171,094	$1,192	$13,005	$6,148	$150,749

Other Commercial Obligations	Total	Less Than One Year	1-3 Years	4-5 Years	After 5 Years
Letters of Credit	$2,363	$2,363	$—	$—	$—
Bond Guarantees	6,333	3,907	2,426	—	—
Bank Guarantees	3,219	3,219	—	—	—

Total	$11,915	$9,489	$2,426	$—	$—

(1)	Represents estimated payments due for the German pension obligation, more fully described in Note 15 of the Notes to our Consolidated Financial Statements included elsewhere in this report.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, management evaluates estimates, including those related to bad debts, inventory obsolescence, investments, intangible assets and goodwill, income taxes, financing operations, workers’ compensation insurance, pension benefits and contingent liabilities. Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from the estimates used in preparing the consolidated financial statements contained herein.

We believe the following are our most critical accounting policies. GSE’s senior management has discussed the development and selection of these policies and related disclosure with the audit committee. These policies require significant judgmental estimates used in the preparation of our consolidated financial statements, based on historical experience and assumptions related to certain factors including competitive market factors, worldwide manufacturing capacity in the industry, general economic conditions around the world and governmental regulation and supervision. There have been no significant changes to our critical accounting estimates during any of the periods in the three years ended December 31, 2004.

Allowance for Doubtful Accounts

We establish reserves for doubtful accounts on a case-by-case basis when it is believed that the required payment of specific amounts owed to us is unlikely to occur. We derive a majority of our revenue from sales and services to domestic and international, municipal and private companies engaged in waste management, mining, water and wastewater treatment, aquaculture and other industrial activities. We have receivables from customers in various countries. We generally do not require collateral or other security to support customer receivables. If the customers’ financial condition were to deteriorate or their access to freely convertible currency was restricted, resulting in impairment of their ability to make the required payments, additional allowances may be required.

Warranty Reserve

Our products carry specified limited warranties as to quality and workmanship. We established a reserve for potential warranty claims based on history of claims experience. We have no assurance that historical trends will continue and if trends are different than the estimates used, it could have an effect on our results of operations and financial position.

Revenue Recognition And Job Loss Accrual

For products sold directly to customers, we recognize revenues when products are shipped, title and risk of loss passes to the buyer, we have no further obligation to the buyer, and collectibility is reasonably assured. For installation contracts, revenues are recognized on the percentage of completion method in accordance with the American Institute of Certified Public Accountants Statement of Position (SOP) 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” We recognize revenue on signed contracts and approved change orders. We do not recognize revenues on claims until claims are approved in writing and collectibility of such claims are assured. Percentage of completion is measured on the percentage of costs incurred to total estimated costs for each contract. Our installation projects are reviewed for profitability on a monthly basis. When it has been determined that a project will generate a loss for us, we estimate that loss and book a reserve for the total expected loss on the job.

Goodwill Impairment

The Company uses purchase method of accounting for business combinations which requires the Company to make use of estimates and judgments to allocate the purchase price paid for acquisitions to the fair value of the net tangible and identifiable intangible assets. The Company performs a goodwill impairment test annually as of October 1. Goodwill could be tested more frequently if changes in circumstances or the occurrence of events indicates that a potential impairment exists. The impairment test requires the Company to compare the fair value of business reporting units to carrying value including assigned goodwill. The Company uses the present value of future cash flows to determine fair value and validates the results against the cost and market approaches. Future cash flows are typically based upon a ten-year future period for the business and an estimated residual value. Management judgment is required in the estimation of future operating results and to determine the appropriate residual values. Future operating results and residual values could reasonably differ from the estimates and could require a provision for impairment in a future period.

Property, Plant And Equipment

Costs of additions and major improvements are capitalized, whereas maintenance and repairs which do not improve or extend the life of the asset are charged to expense as incurred. When items are retired or otherwise disposed of, income is charged or credited for the difference between net book value and net proceeds realized thereon. Interest costs incurred in construction of assets are capitalized and depreciated over the useful life of the asset. Depreciation is computed using the straight-line method, based on the estimated useful lives of the assets. Total repairs and maintenance during 2004 were $2,287,000 for the Successor Company and $1,758,000 for the Predecessor Company. Total repairs and maintenance expense during 2003 and 2002 was $4,345,000 and $4,945,000, respectively.

The Company makes judgments and estimates in conjunction with the carrying value of property, plant and equipment, including amounts to be capitalized, depreciation methods and useful lives. Additionally, carrying values of property, plant and equipment are periodically reviewed for impairment and further reviewed whenever events or changes in circumstances indicate that carrying value may be impaired. The carrying values are compared to the undiscounted anticipated future cash flows related to those assets. If the carrying value of a long-lived asset exceeds the future undiscounted cash flow, an impairment charge is recorded in the period in which such review is performed. This requires the Company to make long-term forecasts of its future revenues and costs related to the assets subject to review. Forecasts require assumptions about demand for the Company’s products and future market conditions. Future events and unanticipated changes to assumptions could require a provision for impairment in a future period.

Customer Lists and Other Intangible Assets

The values assigned to customer lists and other intangible assets are amortized to expense over their estimated useful lives and are reviewed for potential impairment. The estimated useful lives are based on an evaluation of the circumstances surrounding each asset, including an evaluation of events that may have occurred that would cause the useful life to be decreased. In the event the useful life would be considered to be shortened, or if the asset’s future value were deemed to be impaired, an appropriate amount of the value would be amortized to expense. Future operating results and residual values could therefore reasonably differ from the estimates and could require a provision for impairment in a future period.

Contingent Liabilities

We establish reserves for estimated loss contingencies when we believe a loss is probable and the amount of the loss can be reasonably estimated. Revisions to contingent liabilities are reflected in income in the period in which the different facts or information becomes known or circumstances change that affect previous assumptions with respect to the likelihood or amount of loss. Reserves for contingent liabilities are based upon our assumptions and estimates regarding the probable outcome of the matter. Should the outcome differ from the assumptions and estimates, revisions to the estimated reserves for contingent liabilities would be required.

Effect of Recently Issued Accounting Standards

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

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” The Interpretation requires certain guarantees to be recorded at fair value and also requires a guarantor to make certain disclosures regarding guarantees. The Interpretation’s initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements were effective the Company’s first quarter of 2003. The adoption had no effect on the Company’s results of operation or financial position.

In January 2003, FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46) which requires consolidation of variable interest entities, as defined. FIN 46, as revised, is applicable to financial statements of companies that have interests in “special purpose entities”, as defined, during 2003. FIN 46 was applicable to the financial statements of companies that have interest in all other types of entities, in the first quarter of 2004. The adoption had no effect on the Company’s results of operation or financial position.

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

In December 2004, FASB issued Statement No. 123(R, revised 2004), “Share-Based Payment”, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash

Flows. FAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, and pro forma disclosure is no longer an alternative to financial statement recognition. FAS 123(R) is effective for public companies at the beginning of the first interim or annual period beginning after June 15, 2005. The adoption is not expected to have a material effect on the Company’s results of operation, financial position or cash flow.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

Our exposure to interest rate market risk is limited to credit facilities that bear interest at floating rates. As of December 31, 2004, there was approximately $18,000,000 outstanding under our floating rate credit facilities. A change in interest rates would have no material impact on our earnings because we do not anticipate significant borrowings under these credit facilities.

In January 2005, GSE entered into an interest rate swap agreement, which effectively converted $75,000,000 of our 11% fixed rate senior notes issuance into variable rates based on six-month LIBOR rates. Under the swap agreement, payments are made based on a variable rate; initially 9.3425% through May 15, 2005, adjusting based on LIBOR rates every six months thereafter, and received on a fixed rate of 11%. Differentials to be received or paid under the agreement are recognized as an offset or as an addition to interest expense, respectively. The effect on interest expense for a 1% change in the underlying variable interest rate would increase, or decrease, interest expense by $750,000 annually, before tax. The swap agreement parallels the 11% senior notes due in 2012.

We operate outside of the United States through foreign subsidiaries in Germany, England, Australia and Egypt that use a foreign currency as their functional currency. Foreign subsidiaries may enter into sales, installation or purchase contracts that are denominated in currencies different than the subsidiaries’ functional currency. We recognize that our international operations are subject to the risk of foreign currency fluctuations not present in domestic operations. As a result, our financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we distribute or install our products. However, currency losses from sales, installation or purchase obligations in non functional currencies have not been material to our operations as a whole.

We do financing transactions with and between our foreign subsidiaries from time to time, and foreign operations pay dividends to their U.S. parent. These transactions are normally in the currency of the lending or dividend paying entity and involve foreign currency risk.

We have generally not entered into hedging transactions to mitigate the effect of changes in currency exchange rates on our financial results.

We translate our non U.S. dollar functional currency subsidiaries into U.S. dollars each month based on the current exchange rates. Any change in the exchange rates has an impact on our consolidated financial statements. When the U.S. dollar strengthens versus the foreign currency being translated the consolidated results are negatively impacted, and when the U.S. dollar weakens versus the foreign currency our consolidated results are favorably impacted.

We routinely enter into fixed price contracts with commencement of performance dates spread throughout the year. Due to the nature of the construction business into which products are sold, we have limited contractual means of passing through resin price increases. We believe that we successfully manages this risk by:

(1) setting expiration dates on bids;

(2) negotiating delays in announced resin price increases;

(3) carrying inventory to meet expected demand; and

(4) planning and staying informed on economic factors influencing resin prices.

We do not enter into purchase contracts for the future delivery of raw materials.

ITEM 8.	Financial Statements and Supplementary Data.

The response to this item is included in a separate section of this report on page F-1.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A.	Controls and Procedures.

The Company’s management, under supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). The evaluation of the Company’s disclosure controls and procedures included a review of the controls’ objectives and design, the Company’s implementation of the controls and the effect of the controls on the information generated for use in this annual report on Form 10-K.

During the quarter ended December 31, 2004, there were no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Based on their evaluation as of December 31, 2004, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that material information relating to the Company is made known to management, including the Chief Executive Officer and Chief Financial Officer, particularly during the periods when the Company’s periodic reports are being prepared.

ITEM 9B.	Other Information.

None.

PART III

ITEM 10.	Directors and Executive Officers of the Registrant.

The names, ages and positions of the persons who serve as directors and executive officers of GSE are set forth below:

Name	Age	Position
Samir T. Badawi	65	President, Chief Executive Officer and Director

Roger J. Klatt	66	Executive Vice President, Treasurer, Assistant Secretary and Chief Financial Officer

Kelvin R. Collard	47	Vice President and Chief Financial Officer (effective as of March 3, 2005)

Ernest C. English, Jr.	52	Vice President and General Manager of North America Operations

Gerald E. Hersh	61	Vice President and General Manager of U.S. Installation Operations

James T. Steinke	58	Vice President and General Manager of Asia/Pacific Operations

Paul A. Firrell	38	Vice President and General Manager of Europe / Middle East / Africa Operations

Daniel J. Hennessy	47	Non-executive Director, Chairman of the Board

Michael G. Evans	50	Non-executive Director

Marcus J. George	35	Non-executive Director

Richard E. Goodrich	61	Non-executive Director

Brian P. Simmons	44	Non-executive Director

Samir T. Badawi has served as Chairman of our board of directors since 1995. From 1998 to the present, he has served as our President and Chief Executive Officer. From 1993 to 1995, Mr. Badawi served as chairman of the board of directors of SLT Environmental, Inc. and financial advisor to a group of private investors. For twenty-five years prior to 1993, Mr. Badawi served as a managing partner of Ernst & Young International in the State of Bahrain, and in other capacities with Ernst & Young in the United States, Europe and the Middle East.

Roger J. Klatt has served as our Executive Vice President, Treasurer, Assistant Secretary and Chief Financial Officer since 1994. Prior to joining us, Mr. Klatt served as Vice President and Chief Financial Officer of Cabot Oil and Gas beginning in 1990. From 1988 to 1990, he served as Executive Vice President and Chief Financial Officer of Baptist Hospital and Health Systems, Inc. From 1980 to 1988, Mr. Klatt worked at Marathon Manufacturing Company as Vice President-Finance and Vice President-Treasurer. From 1965 to 1980, he worked at FMC Corporation ultimately as the Group Controller of the Petroleum Equipment Group.

Kelvin R. Collard will become Vice President and Chief Financial Officer upon the resignation of Roger J. Klatt, which is expected to occur on March 3, 2005. Prior to joining us, Mr. Collard served as Vice President and Chief Financial Officer of the ABS Group, a subsidiary of the American Bureau of Shipping, from January 2003 to January 2005. From February 2002 to December 2002, he served as Vice President and Chief Financial Officer of Hydrochem Industrial Services, Inc. From 1997 through 2001, Mr. Collard served as Vice President, Controller and Finance Officer of Equistar Chemicals, LP and, after the acquisition of the specialty chemical business of Atlantic Richfield Company (“ARCO”) by Lyondell Chemical Company in July 1999, also became the Vice President and Controller of Lyondell to integrate the finance and administrative functions of Lyondell and Equistar. Prior to that time, Mr. Collard served in various capacities at ARCO, including as Controller of the ARCO Coal Division from 1994 to 1997, Manager of Accounting Policy from 1992 to 1994 and Manager of Financial Reporting & Control from 1989 to 1992.

Ernest C. English, Jr. has served as our Vice President and General Manager of North America Operations since 1999. From 1996 to 1999, he served as our Construction Controller and then Corporate Controller. From 1994 to 1996, Mr. English served as financial officer of Stewart & Stevenson Operations, Inc. during the merger of Creole International, Inc. into Stewart & Stevenson Operations. From 1987 to 1994, he served as Chief Financial Officer of Creole International.

Gerald E. Hersh has served as our Vice President and General Manager of U.S. Installation Operations since 2000. From 1996 to 2000, he served as our Vice President-U.S. Installation Services. From 1994 to 1996, Mr. Hersh served as Senior Vice President-Operations for Joy Environmental Technologies, Inc. From 1985 to 1994, he served as Senior Vice President-Commercial Operations for Tampella Power Corporation.

James T. Steinke has served as our Vice President and General Manager of Asia/Pacific Operations since 1999. From 1995 to 1999, he served as our Vice President-International Sales for Central and South America. From 1993 to 1995, Mr. Steinke served as our Vice President-U.S. Installation Services. From 1985 to 1993, he served in different capacities within GSE. Prior to joining us, Mr. Steinke served 21 years in the U.S. Nuclear Submarine Service.

Paul A. Firrell has served as our Vice President and General Manager of Europe/Middle East/Africa Operations since 2000. From 1996 to 2000, he served as our Managing Director, UK Operations, involved in the sales, installation, and manufacturing operations in the UK. From 1992 to 1996, Mr. Firrell owned and managed a geomembrane installation company in England that was acquired by us in 1996.

Daniel J. Hennessy became a director and Chairman of the Board of GSE upon the completion of the Merger. Mr. Hennessy has been principally employed by CHS as a Partner since 1988 and is a founding partner. Prior to forming CHS, Mr. Hennessy was a Vice President with Citicorp Mezzanine Investments and Citicorp’s Leveraged Capital Group and, before that, was employed at Continental Illinois National Bank. Mr. Hennessy is a member of the board of directors of Hunt Valve Company, Jakel Incorporated, J. Richard Industries, L.P., Kranson Industries, Inc., Tharco Containers Colorado and Waddington North America, Inc.

Michael G. Evans became a director of GSE on August 17, 2004. Mr. Evans is currently serving as President and CEO of Waddington North America, Inc. and has served in this position since 1995. In July 2000, the U.K. parent company of John Waddington Ltd., a U.K. public company, divested its North American business operations, which included Waddington North America. From 1978 until the divestiture, Mr. Evans served in various capacities for John Waddington Ltd. in the United Kingdom and the United States, including as a director of John Waddington Ltd. from 1996 through 2000.

Marcus J. George became a director of GSE upon the completion of the Merger. Mr. George has been employed principally by CHS as Managing Director since 2003, a Vice President from 2000 to 2003 and an Associate from 1997 to 2000. Prior to joining CHS, Mr. George was employed by Heller Financial in the Corporate Finance Group, and, before that, was employed by KPMG Peat Marwick. Mr. George is a member of the board of directors of J Richard Industries, L.P., KB Alloys, Inc. and Waddington North America, Inc.

Richard E. Goodrich became a director of GSE on December 16, 2004. Mr. Goodrich is currently serving as Executive Vice President and Chief Financial Officer of Chicago Bridge & Iron Company and has served in that position since July 2001. Mr. Goodrich has also served in various other positions at Chicago Bridge & Iron Company, including as Group Vice President—Western Hemisphere Operations from November 2000 to July 2001, Vice President—Financial Operations from February 1999 to November 2000 and Vice President—Area Director of Finance, Western Hemisphere from June 1998 through February 1999. Prior to that time, Mr. Goodrich was the Director of Strategic Planning—Energy and Chemicals Group of Fluor Daniel, Inc.

Brian P. Simmons became a director of GSE upon the completion of the Merger. Mr. Simmons has been principally employed by CHS as a Partner since 1988 and is a founding partner. Prior to forming CHS, Mr. Simmons was a Vice President with Citicorp’s Leveraged Capital Group, and, before that, was employed by

Mellon Bank. Mr. Simmons is a member of the board of directors of AMF Bowling Worldwide, Inc., Beacon Sales Acquisition Corporation, Connor Sports Flooring Corporation, MLS Holdings, Precise Technology, Inc. and Waddington North America, Inc.

All of GSE’s stock is owned by GEO Holdings. All directors serve on both of the boards of GSE and GEO Holdings, except for Messrs. Evans and Goodrich who serve on the GSE board only. Except as described in this report, there are no arrangements or understandings between any member of the board of directors or executive officer and any other person pursuant to which that person was elected or appointed to his or her position. See “Certain Relationships and Related Transactions—Stockholders Agreement” in Item 13 of Part III. There are no family relationships between any of our executive officers or directors.

Our board of directors has the power to appoint officers. Each officer will hold office for the term determined by our board of directors and until such person’s successor is chosen and qualified or until such person’s death, resignation or removal.

Audit Committee Financial Expert

The Company’s board of directors has determined that Richard E. Goodrich is an audit committee financial expert, as such term is defined in the Securities Exchange Act of 1934, and independent, as such term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934.

Code Of Ethics

The Company has adopted a code of ethics that applies to all its employees, including its principal executive officer, principal financial officer and principal accounting officer. We will provide to any person without charge, upon request, a copy of our code of ethics. Any such request should be directed to Gundle/SLT Environmental, Inc., 19103 Gundle Road, Houston, Texas 77073, (281) 230-5893, Attn: C Wayne Case.

ITEM 11.	Executive Compensation.

The following tables, charts, and narrative show all compensation awarded, paid to or earned by each individual who was either the chief executive officer at any time during the period, or at December 31, 2004 one of the other highly compensated executive officers.

Long-Term Compensation
		Annual Compensation						Securities Underlying Options (#)	All Other Compensation(1)
Name and Principal Position	Year	Salary			Bonus
Samir T. Badawi President and Chief Executive Officer	2004 2003 2002	$ $ $	432,000 412,000 400,000		$ $ $	261,680 331,660 522,306		-0- -0- 64,000	$ $ $	37,878 32,505 21,482

Roger J. Klatt Executive Vice President and Chief Financial Officer	2004 2003 2002	$ $ $	270,500 257,500 250,000		$ $ $	124,500 148,063 233,173		-0- -0- 30,000	$ $ $	27,196 27,682 19,632

Ernest C. English Vice President and General Manager of North America Operations	2004 2003 2002	$ $ $	194,000 184,000 175,000		$ $ $	63,286 71,977 109,030		-0- -0- 15,000	$ $ $	6,450 6,060 5,537

Paul A. Firrell Vice President and General Manager of Europe/Middle East/Africa Operations	2004 2003 2002	$ $ $	259,000 230,220 221,932	(2) (2) (2)	$ $ $	62,973 59,396 61,019	(2) (2) (2)	-0- -0- 15,000	$ $ $	27,598 22,673 22,621	(2) (2) (2)

Gerald E. Hersh Vice President and General Manager of U.S. Installation Operations	2004 2003 2002	$ $ $	189,000 179,000 170,000		$ $ $	80,362 65,563 115,881		-0- -0- 15,000	$ $ $	13,476 13,061 9,631

James T. Steinke Vice President and General Manager of Asia/Pacific Operations	2004 2003 2002	$ $ $	153,000 146,000 141,800	(3) (3) (3)	$ $ $	42,876 75,008 71,411		-0- -0- 15,000	$ $ $	10,357 10,270 9,684

(1)	GSE paid life and disability insurance premiums for 2004, 2003 and 2002 for Mr. Badawi in the amounts of $5,334, $2,772, and $2,772; for Mr. Klatt in the amounts of $9,696, 9,055, and $7,908; for Mr. English in the amounts of $661, $661, and $565; for Mr. Firrell in the amounts of $1,698, $1,518 and $1,495, based on an exchange rate equal to 1.9185 as of December 31, 2004 for Mr. Hersh in the amounts of $2,598,, $2,227, and $1,413; and for Mr. Steinke in the amounts of $4,289, $4,202, and $5,570.

GSE made contributions to retirement plans for 2004, 2003 and 2002 for Mr. Badawi in the amounts of $32,544, $29,733, and $18,710; for Mr. Klatt in the amounts of $17,500, $18,627, $11,724,; for Mr. English in the amounts of $5,789 $,5,399, and $4,972; for Mr. Firrell in the amounts of $25,900, $19,588 and $19,563, based on an exchange rate equal to 1.9185 as of December 31, 2004 for Mr. Hersh in the amounts of $10,878, $10,834 and $8,197; and for Mr. Steinke in the amounts of $6,068, $5,570, and $5,265.

(2)	Based on an exchange rate equal to 1.9185 as of December 31, 2004.

(3)	Excludes foreign services payments of $30,600, $29,200 and 27,800 in 2004, 2003 and 2002, respectively.

EXECUTIVE EMPLOYMENT AGREEMENTS

In connection with the Merger, the following executive officers entered into employment agreements with us: Samir T. Badawi, Ernest C. English, Jr., Gerald E. Hersh, James T. Steinke and Paul A. Firrell. Each executive’s initial base salary pursuant to the new employment agreements is:

Samir T. Badawi	$432,000
Ernest C. English, Jr.	$194,000
Gerald E. Hersh	$189,000
James T. Steinke	$153,000
Paul A. Firrell	$259,000	(1)

(1)	Based on an exchange rate equal to 1.9185 as of December 31, 2004.

New Employment Agreement of Samir T. Badawi

Mr. Badawi’s new employment agreement is for an initial three-year term with automatic one-year renewals and entitles him to certain customary benefits. Mr. Badawi is also eligible to participate in the GEO Holdings Corp. 2004 Stock Option Plan and any incentive, savings, retirement and welfare benefit plans maintained or established by us or our affiliates. We also provide Mr. Badawi with an automobile for business and personal use, and pay reasonable use and maintenance costs related to such automobile.

Under the terms of Mr. Badawi’s agreement, if during the first 18 months of his new employment agreement or after a change in control, Mr. Badawi’s employment is terminated by us without cause or due to his disability, or by Mr. Badawi for good reason, Mr. Badawi will be entitled to, in addition to his base salary through the date of termination:

(1)	a pro rata bonus for the period through the date of termination;

(2)	all benefits under our benefit plans and programs in which he participates, subject to the terms and conditions of such plans; provided, however, that group medical benefits for Mr. Badawi and his dependents on the date of termination will be continued for a period of three years, with premiums to be paid by Mr. Badawi at the same rate paid by employees who have not been terminated; and

(3)	payment in a lump sum on or within ten days following the applicable date of termination of an amount equal to the sum of (A) three times the base salary as in effect on the date of termination and (B) three times the highest bonus received in any one of the three years preceding the date of termination.

If Mr. Badawi’s employment is terminated by us without cause or due to his disability, or by Mr. Badawi for good reason after the first 18 months of his employment agreement (but before a change in control), Mr. Badawi will be entitled to, in addition to his base salary through the date of termination:

(1)	a pro rata bonus for the period through the date of termination;

(2)	all benefits under our benefit plans and programs in which he participates, subject to the terms and conditions of such plans; provided, however, that group medical benefits for Mr. Badawi and his dependents on the date of termination will be continued for a period of 18 months, with premiums to be paid by Mr. Badawi at the same rate paid by employees who have not been terminated; and

(3)	an amount, payable pro rata over a period of 18 months, equal to the sum of (A) one and one-half times the base salary as in effect on the date of termination and (B) one and one-half times the bonus paid for the immediately preceding full year.

In the event that Mr. Badawi is deemed to have received an “excess parachute payment” as defined in Section 280G(b) of the Internal Revenue Code of 1986, as amended, we will make additional payments to Mr. Badawi to set off any applicable excise taxes.

Mr. Badawi’s agreement provides for a bonus for fiscal year 2004 of up to 140% of his base salary based on our (1) EBITDA target, (2) average working capital versus sales and (3) achievement of business goals, as set forth in the 2004 budget. Unless modified by our board of directors in connection with a modification of the executive bonus program generally, the bonus measures and percentages used for the 2004 bonus will be used to determine Mr. Badawi’s bonuses in subsequent years.

During the term of the employment agreement and, with respect to a termination by us for cause, for a period of one year after his termination, and with respect to a termination for any other reason, during the period in which he receives severance payments from us (or in the case of a lump sum payment, the period corresponding to the amount of base salary received), Mr. Badawi is prohibited from (1) competing with us in a material part of our business, and (2) soliciting our employees, customers or suppliers.

Employment Agreement of Roger J. Klatt

Mr. Klatt, our chief financial officer, is party to an employment agreement dated March 10, 1997, as amended by a letter agreement dated June 1, 1998. Mr. Klatt’s 2004 base salary is $270,000. Mr. Klatt’s agreement has an initial term through December 31, 1999, which automatically extends each December 1 for one year unless terminated pursuant to its terms.

In the event of a termination by us without cause or by Mr. Klatt for good reason, Mr. Klatt is entitled to:

(1)	three times the highest base salary for the current year or any of the three previous years;

(2)	three times the greater of (A) the maximum bonus Mr. Klatt is eligible to receive in respect of the current year (regardless of any limitations such as performance goals) or (B) the highest bonus earned in any one of the three years preceding the date of termination or (C) 40% of base salary at termination date or (D) $100,000;

(3)	an amount equal to the unvested portion of our contributions to any defined contribution plan; and

(4)	medical benefits for three years (or until Mr. Klatt receives equal benefits from a new employer).

In the event that Mr. Klatt is deemed to have received an “excess parachute payment” as defined in Section 280G(b) of the Internal Revenue Code of 1986 (as amended), we will make additional payments to Mr. Klatt to set off any applicable excise taxes.

New Employment Agreements of Other Executives

The employment agreements for Messrs. English, Hersh, Steinke and Firrell have terms similar to Mr. Badawi’s employment agreement. Some of the material differences include: (1) the amount of base salary and the office held, (2) severance benefits that are due if employment is terminated by us without cause or due to the executive’s disability or by the executive for good reason would be paid over an 18-month period and include one and one-half times such executive’s base salary, one and one-half times the average of the bonuses paid to such executive for the immediately preceding three years and 18 months of medical benefits, (3) there is no provision regarding “excess parachute payments,” (4) the executives are entitled to bonuses based on our bonus program for executives generally and (5) Messrs. English and Hersh are not entitled to an automobile, while Mr. Steinke is entitled to use of an automobile and a chauffeur and Mr. Firrell is entitled to an automobile allowance.

Mr. Steinke’s employment agreement further differs from Mr. Badawi’s employment agreement as Mr. Steinke is entitled to the following benefits: (1) a foreign service allowance based on 20% of his base salary, (2) rent and utilities for a furnished housing unit, (3) reimbursement for reasonable costs of language training, (4) expansion of the existing accidental death and dismemberment insurance to the maximum coverage of $400,000, (5) travel accident policy coverage of up to $500,000 and (6) funds for four trips per year for interim work at our offices in Houston and for home leave.

Mr. Firrell’s employment agreement further differs from Mr. Badawi’s employment agreement as Mr. Firrell is entitled to the following benefits: (1) we will make annual contributions of up to ten percent (10%) of his base salary to a pension fund of his choosing until his employment terminates, (2) we will pay for the cost of private medical insurance on behalf of Mr. Firrell, his spouse and children under 21 years of age, and (3) we will provide life insurance for the term of the employment agreement with a death benefit of at least $1,036,000 (based on an exchange rate equal to 1.9185 as of December 31, 2004).

Letter Agreement Regarding Terms of Employment of Kelvin R. Collard

Mr. Collard will become a Vice President and the Chief Financial Officer of the Company upon the resignation of Mr. Klatt, which we expect to occur on March 3, 2005. The terms of Mr. Collard’s employment are described in a letter agreement dated January 20, 2005. The agreement provides for a one-time signing bonus of $20,000 and a base salary of $225,000. Mr. Collard is eligible to earn an annual incentive cash bonus. The target award of the bonus is 40% of his base salary, and has a maximum and minimum payout of 80% and 0% of his base salary, respectively. Mr. Collard is also eligible to participate in the GEO Holdings Corp. 2004 Stock Option Plan and the various retirement and welfare benefit plans offered to our employees. In addition, he will have the opportunity to purchase up to $100,000 of GEO Holdings stock from CHS at a purchase price of $18.50 per share, which was the price paid by CHS for the stock in connection with the Merger.

The employment agreement with Mr. Collard is “at will” and, therefore, does not have a stated term. However, if Mr. Collard voluntarily resigns from the Company (other than by reason of a diminution in job responsibilities to which he does not consent) prior to the first anniversary of his employment start date, Mr. Collard will be required to repay the signing bonus to the Company. In addition, if we terminate Mr. Collard’s employment for a reason other than for cause, he will be entitled to continue to receive his base salary for one year following the date of separation.

GEO Holdings Corp. 2004 Stock Option Plan

The GEO Holdings Corp. 2004 Stock Option Plan (the “GEO Holdings Option Plan”) became effective upon the consummation of the Merger. Under the GEO Holdings Option Plan, the board of directors of GEO Holdings (or a committee thereof) may from time to time grant options to purchase common stock of GEO Holdings representing up to 8% (628,750 options) of GEO Holdings’ common stock on a fully-diluted basis immediately following the consummation of the Merger to executives or other key employees or directors of GEO Holdings and its subsidiaries. Both “nonqualified” stock options and “incentive” stock options may be granted under the GEO Holdings Option Plan with terms to be determined by the board of directors (or a committee thereof). The options to purchase GEO Holdings common stock received by certain executives in exchange for options to purchase GSE common stock on the closing date of the Merger pursuant to executive securities agreements (see “Certain Relationships and Related Transactions—Executive Securities Agreements” in Item 13 of Part III), which represented approximately 10% of GEO Holdings’ common stock on a fully-diluted basis immediately following the completion of the Merger, were issued under the GEO Holdings Option Plan in addition to the options that GEO Holdings may grant from time to time as described above in this paragraph.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management.

GSE is a wholly owned subsidiary of GEO Holdings. GEO Holdings was capitalized upon the completion of the Merger with approximately $60,600,000 of equity capital in the form of common stock. The following table sets forth certain information with respect to the beneficial ownership of the common stock of GEO Holdings as of February 18, 2005, by (1) each person whom we know to own beneficially more than five percent of the outstanding shares of common stock of GEO Holdings, (2) each of the directors and named executive officers of GSE and (3) all of the directors and executive officers of GSE as a group. Unless otherwise stated, each of the persons in the table has sole voting and investment power with respect to the securities beneficially owned. We have calculated beneficial ownership in accordance with the applicable rules and regulations under the Securities Exchange Act of 1934. Percentage ownership is based on 2,985,359.757 shares of common stock outstanding as of February 18, 2005.

Name of Beneficial Owner	Beneficially Owned
	Number of Shares	Percentage of Class
Five Percent or More Holders:
Code Hennessy & Simmons LLC(1)	2,970,386.784	99.5%
Directors and Executive Officers:
Samir T. Badawi(2)	184,000	5.8%
Roger J. Klatt	0	*
Ernest C. English, Jr.(3)	45,000	*
Gerald E. Hersh(4)	47,600	*
James T. Steinke(5)	36,000	*
Paul Firrell(6)	19,800	*
Daniel J. Hennessy(7)	—	—
Michael G. Evans	0	*
Marcus J. George(7)	—	—
Richard E. Goodrich	0	*
Brian P. Simmons(7)	—	—
All directors and executive officers as a group (11 persons)(8)	332,400	10.0%

*	Less than 1%.

(1)	Represents 2,965,517.404 shares held by Code Hennessy & Simmons IV LP and 4,869.380 shares held by CHS Associates IV. Code Hennessy & Simmons LLC is the general partner of CHS Associates IV as well as the general partner of CHS Management IV LP, which is the general partner of Code Hennessy & Simmons IV LP. Code Hennessy & Simmons LLC may be deemed to share beneficial ownership of the shares owned by Code Hennessy & Simmons IV LP and CHS Associates IV. The address of Code Hennessy & Simmons LLC is 10 South Wacker Drive, Suite 3175, Chicago, Illinois 60606.

(2)	Mr. Badawi has an exercisable option to acquire 184,000 shares of common stock of GEO Holdings.

(3)	Mr. English has an exercisable option to acquire 45,000 shares of common stock of GEO Holdings.

(4)	Mr. Hersh has an exercisable option to acquire 47,600 shares of common stock of GEO Holdings.

(5)	Mr. Steinke has an exercisable option to acquire 36,000 shares of common stock of GEO Holdings

(6)	Mr. Firrell has an exercisable option to acquire 19,800 shares of common stock of GEO Holdings.

(7)	Messrs. Hennessy and Simmons are Partners, and Mr. George is a Managing Director, of Code Hennessy & Simmons LLC (CHS). CHS is the general partner of CHS Management IV LP, which is the general partner of Code Hennessy & Simmons IV LP. CHS is also the general partner of CHS Associates IV. Messrs. Hennessy, Simmons and George may therefore be deemed to share beneficial ownership of the shares owned by Code Hennessy & Simmons IV LP and CHS Associates IV. Messrs. Hennessy, Simmons and George expressly disclaim beneficial ownership of the shares owned by Code Hennessy & Simmons IV LP and CHS Associates IV. The address of Messrs. Hennessy, Simmons and George is c/o Code Hennessy & Simmons LLC, 10 South Wacker Drive, Suite 3175, Chicago, Illinois 60606.

(8)	Includes 332,400 shares issuable upon exercise of currently exercisable options.

ITEM 13.	Certain Relationships and Related Transactions.

Executive Securities Agreements

Each executive that exchanged GSE options for a GEO Holdings option entered into an executive securities agreement pursuant to which such executive exchanged 40% of his options to purchase GSE’s common stock (the “Old Options”) for an option to purchase the common stock of GEO Holdings (the “New Option”). Each executive’s Old Options were exchanged for a New Option such that the spread of the Old Options equals the spread of the New Option. Additional terms of the executive securities agreements include:

(1) expiration of New Options on the first to occur of (1) ten years after the closing of the Merger, (2) the expiration of 10 calendar days after the executive ceases to be an employee of GSE or any of its subsidiaries, if such termination is pursuant to a termination for cause or (3) a transfer of New Options in violation of the executive securities agreement;

(2) cashless exercise of New Options based on the value of the common stock of GEO Holdings underlying such New Option;

(3) mandatory repurchase of New Options by GEO Holdings or CHS IV in the event that executive is terminated by GSE for cause for a repurchase price equal to original cost;

(4) optional repurchase right of GEO Holdings or, in the event not exercised by GEO Holdings, CHS IV, for a repurchase price equal to the greater of original cost and fair market value; and

(5) transfer restrictions, subject to customary exceptions.

Stockholders Agreement

Upon consummation of the Merger, GEO Holdings, CHS IV, certain co-investors and the executives exchanging GSE options for a GEO Holdings option entered into a stockholders agreement with respect to their GEO Holdings’ securities. Terms of the stockholders agreement include:

(1) initially, three GEO Holdings board members appointed by CHS IV and one board member who will be our chief executive officer, subject to CHS IV’s right at all times to appoint a majority of the GEO Holdings board;

(2) transfer restrictions, subject to customary exceptions;

(3) rights of first refusal in favor of GEO Holdings, and, to the extent not exercised by GEO Holdings, CHS IV;

(4) “tag-along” rights in the event of a transfer by CHS IV, subject to certain exceptions including transfers by CHS IV to affiliates and transfers of up to 5% in the aggregate of any class of securities held by CHS IV as of the date of the consummation of the Merger to employees of, consultants to, and advisors to CHS IV, GEO Holdings or any of their affiliates;

(5) preemptive rights with respect to an offering of new securities by GEO Holdings; and

(6) “drag-along” rights in the event the board of GEO Holdings and a majority of the stockholders of GEO Holdings approve a sale of GEO Holdings, subject to certain customary exceptions.

Equity Registration Rights Agreement

GEO Holdings, CHS IV, certain co-investors and the executives exchanging GSE options for a GEO Holdings option entered into a registration rights agreement. Under the registration rights agreement, CHS IV has the ability, under certain circumstances, to cause GEO Holdings to register for resale certain equity securities held by CHS IV and to participate in registration by GEO Holdings of its equity securities. The registration rights agreement gives the executives party to the agreement the right to include certain securities among those covered in a registration.

Management Agreement with CHS Management IV LP

In connection with the Merger, the Company entered into a management agreement with GEO Holdings and CHS Management IV LP (a limited partnership (1) of which CHS is the general partner and (2) which is the general partner of CHS IV), or CHS Management. Pursuant to the management agreement, CHS Management provides certain financial and management consulting services to GEO Holdings and to us. In consideration of those services the Company pays fees to CHS Management in an aggregate annual amount of $2.0 million, payable in equal monthly installments. The Company also agreed to reimburse CHS Management for its reasonable travel and other out-of-pocket expenses and pay additional transaction fees to them in the event we and/or any of our affiliates complete add-on acquisitions. The Company also provides customary indemnification to CHS Management. In connection with the structuring and implementation of the Merger and related financing transactions, GEO Holdings paid CHS Management fees in the aggregate amount of $5.0 million at the completion of the Merger. Under the Management Agreement, GEO Holdings paid CHS Management a fee equal to 5% of the proceeds of GEO Holdings’ capital stock purchased from time to time by CHS Management or its affiliates. The management fee is subordinated to the prior payment in full of principal, interest and premium due and owing under our new senior credit facility and the indenture governing the exchange notes, but we may pay the management fee at all times except during certain events of default under our new senior credit facility or under the indenture governing the exchange notes. In the event any portion of the management fee is not so paid, such amount will accrue and become due and payable in the next month when payment is permitted.

ITEM 14.	Principal Accounting Fees and Services.

Audit Fees. Fees were $299,100 for fiscal 2004 and $278,270 for fiscal 2003 for the services of Ernst & Young LLP, our independent auditors in connection with its independent audit of our annual financial statements, review of the financial statements contained in our quarterly reports on Form 10-Q and assistance regarding other SEC filings. All of the audit services provided to us by Ernst & Young LLP during fiscal 2004 and fiscal 2003 were pre-approved by our audit committee.

Audit-Related Fees. Fees were $274,200 for fiscal 2004 and $51,740 for fiscal 2003 for other services of Ernst & Young LLP that were reasonably related to its audit and review of our financial statements, including reviews of internal control design and operation and assistance in evaluating the requirements of the Sarbanes-Oxley Act of 2002, limited scope audit of our U.S. benefit plans, and assistance with sell-side due diligence. All of the audit-related services provided to us by Ernst & Young LLP during fiscal 2004 and fiscal 2003 were pre-approved by our audit committee.

Tax Fees. Fees were $46,100 during fiscal 2004 and $163,891 during fiscal 2003 for the professional services of Ernst & Young LLP related to federal and state tax compliance, tax advice and tax planning. All of these services are permitted non-audit services. All of the tax-related services provided to us by Ernst & Young LLP for fiscal 2004 that required pre-approval were pre-approved by our audit committee.

All Other Fees. Except as described above, we did not pay Ernst & Young LLP any other fees during fiscal 2004 and fiscal 2003.

The Company’s audit committee has a policy to pre-approve all audit and legally permitted non-audit services, including tax services, provided by the independent auditors. The audit committee procedures implementing this policy require the audit firm to submit a written pre-approval request for each of its particular services. The audit committee chairman must give his written pre-approval of the particular service before the audit firm commences any related work. The audit committee chairman reports his decisions on the independent auditors’ request for pre-approval of services to the full audit committee at each audit committee meeting. The Company’s audit committee does not recognize any de minimus exceptions to its audit and non-audit services pre-approval requirements. All 2003 and 2004 services required to be pre-approved have been pre-approved as described above.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as a part of this report:

(1)	The financial statements listed in the “Index to Financial Statements.”

(2)	The following financial statement schedules:

Schedule II — Valuation and Qualifying Accounts (in thousands)

Description	Balance at Beginning of Year	Charged to Expense	Acquired	Write-Offs*	Balance at End of Year
December 31, 2002 Allowance for doubtful accounts	$4,488	$1,195	$7,859	$5,798	$7,744

December 31, 2003 Allowance for doubtful accounts	$7,744	$60	$1,141	$4,489	$4,456

May 17, 2004 Allowance for doubtful accounts	$4,456	$1,405	$—	$—	$5,861

December 31, 2004 Allowance for doubtful accounts	$5,861	$154	$—	$150	$5,865

*	Year 2002 and 2003 write-offs include $4,249 and $3,661 of fully reserved receivables acquired with the Serrot acquisition in 2002.

Schedules not listed above are omitted since the information required to be submitted has been included in the financial statements or the notes thereto, or the schedules are not required.

(3)	The exhibits listed in Item 15(b) below.

(b)	Exhibits

Exhibit Number	Description
2.1	Plan and Agreement of Merger, dated as of December 31, 2003, by and among Gundle/SLT Environmental, Inc. (“Gundle/SLT”), GEO Sub Corp. (“GEO Sub”) and GEO Holdings Corp. (“GEO Holdings”). (Incorporated herein by reference to Exhibit 2.1 to Gundle/SLT’s Current Report on Form 8-K dated January 2, 2004.)

3.1	Amended and Restated Certificate of Incorporation of Gundle/SLT.(1)

3.2	Certificate of Incorporation of GSE Lining Technology, Inc. (“GSE Lining”).(1)

3.3	Certificate of Incorporation of GSE International, Inc. (“GSE International”).(1)

3.4	Agreement of General Partnership of GSE Clay Lining Technology Co. (“GSE Clay”), as amended.(1)

3.5	Amended and Restated Bylaws of Gundle/SLT.(1)

3.6	Bylaws of GSE Lining.(1)

3.7	Bylaws of GSE International.(1)

4.1	Indenture, dated as of May 18, 2004, between GEO Sub and U.S. Bank National Association (“US Bank”).(1)

4.2	Supplemental Indenture, dated as of May 18, 2004, by and among Gundle/SLT, GSE Lining, GSE International, GSE Clay and U.S. Bank.(1)

4.3	Intentionally omitted.

4.4	Intentionally omitted.

Exhibit Number	Description

4.5	Form of Rule 144A Global Note and Subsidiary Guarantee.(1)

4.6	Form of Regulation S Global Note and Subsidiary Guarantee.(1)

10.1	Credit Agreement, dated as of May 18, 2004, by and among Gundle/SLT, GEO Holdings and other guarantors, and the banks, financial institutions and other institutional lenders and the initial issuing bank listed on the signature pages thereto, UBS Securities LLC, as arranger and bookmanager, Bank of America, N.A., as syndication agent, CIT Lending Services Corporation, GMAC Commercial Finance LLC and Allied Irish Banks, P.L.C., as co-documentation agents, UBS AG, Stamford Branch, as issuing bank, administrative agent and collateral agent, and UBS Loan Finance LLC, as swingline lender.(1)

10.2	Management Agreement, dated as of May 18, 2004, by and among CHS Management IV LP, GEO and Gundle/SLT.(1)

10.3	Employment Agreement, dated as of May 18, 2004, between Gundle/SLT and Samir T. Badawi.*(1)

10.4	Employment Agreement, dated March 10, 1997, between Gundle/SLT and Roger J. Klatt. (Incorporated herein by reference to Exhibit 10-I to Gundle/SLT’s Annual Report on Form 10-K for the period ended December 31, 1997.)*

10.5	Amendment dated June 1, 1998 to the Employment Agreement dated March 10, 1997 between Gundle/SLT and Roger J. Klatt. (Incorporated herein by reference to Exhibit 10-L to Gundle/SLT’s Quarterly Report on Form 10-Q for the period ended June 30, 1998.)*

10.6	Employment Agreement, dated as of May 18, 2004, between Gundle/SLT and James T. Steinke.*(1)

10.7	Employment Agreement, dated as of May 18, 2004, between Gundle/SLT and Gerald E. Hersh.*(1)

10.8	Employment Agreement, dated as of May 18, 2004, between Gundle/SLT and Ernest C. English.*(1)

10.9	Employment Agreement, dated as of May 18, 2004, between Gundle/SLT and Paul A. Firrell.*(1)

10.10	Letter Agreement Regarding Terms of Employment, dated January 20, 2005, between Gundle/SLT and Kelvin R. Collard.*

21.1	Subsidiaries of the Registrant.

31.1	Certification Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to the same numbered exhibit to Gundle/SLT’s Registration Statement on Form S-4 (Registration No. 333-118278).

(c)	Additional financial statements (see Item 15(a) above).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 22nd day of February, 2005.

GUNDLE/SLT ENVIRONMENTAL, INC.

By:	/s/ SAMIR T. BADAWI
Samir T. Badawi
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the 22nd day of February, 2005.

Signature	Title

/s/ SAMIR T. BADAWI Samir T. Badawi	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ ROGER J. KLATT Roger J. Klatt	Executive Vice President, Chief Financial Officer and Assistant Secretary (Principal Financial Officer and Principal Accounting Officer)

/s/ MICHAEL G. EVANS Michael G. Evans	Director

/s/ MARCUS J. GEORGE Marcus J. George	Director

/s/ RICHARD E. GOODRICH Richard E. Goodrich	Director

/s/ DANIEL J. HENNESSY Daniel J. Hennessy	Director

/s/ BRIAN P. SIMMONS Brian P. Simmons	Director

I NDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Gundle/SLT Environmental, Inc.

We have audited the accompanying balance sheets of Gundle/SLT Environmental, Inc. (the Company) as of December 31, 2004 (Successor Company balance sheet) and 2003 (Predecessor Company balance sheet) and the related statements of operations, changes in stockholders’ equity and cash flows for the period from May 18, 2004 to December 31, 2004 (Successor Company operations), the period from January 1, 2004 through May 17, 2004, and the years ended December 31, 2003 and 2002 (Predecessor Company operations). Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the Successor Company financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and the results of its operations and its cash flows for the period from May 18, 2004 to December 31, 2004, in conformity with accounting principles generally accepted in the United States. Further, in our opinion, the Predecessor Company financial statements referred to above present fairly, in all material respects, the financial position of the Predecessor Company as of December 31, 2003, the results of its operations and its cash flows for the period from January 1, 2004 through May 17, 2004, and for the years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Houston, Texas

February 4, 2005

GUNDLE/SLT ENVIRONMENTAL, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands except per share amounts)

	December 31,
	2004 Successor	2003 Predecessor
ASSETS
Current assets:
Cash and cash equivalents	$23,716	$47,899
Accounts receivable:
Trade, net	47,797	44,750
Other	2,026	1,810
Contracts in progress	1,885	711
Inventory	35,737	33,231
Deferred income taxes	3,512	5,587
Prepaid expenses and other	1,305	604

Total current assets	115,978	134,592
Property, plant and equipment, net	96,587	33,131
Excess of purchase price over fair value of net assets acquired, net	57,103	23,365
Customer lists and other intangible assets, net	22,081	—
Deferred income taxes	12,180	2,127
Restricted cash	—	18,056
Other assets	14,170	2,232

	$318,099	$213,503

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$39,908	$33,013
Advance billings on contracts in progress	1,472	2,781
Current portion of long-term debt	275	4,914
Deferred income taxes	3	—
Income taxes payable	728	1,432

Total current liabilities	42,386	42,140
Deferred income taxes	29,406	—
Long-term debt	168,329	11,808
Minority interest	2,702	1,209
Other liabilities	1,262	1,189
Stockholders’ equity:
Preferred stock, $1.00 par value, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 30,000,000 shares authorized, 18,619,668 shares issued	—	186
Common stock, $.01 par value, 1,000 shares authorized, 100 shares issued	—	—
Additional paid-in capital	60,629	72,756
Retained earnings	8,304	119,920
Accumulated other comprehensive income	5,081	1,870

	74,014	194,732
Treasury stock at cost, 7,089,261 shares	—	(37,575)

Total stockholders’ equity	74,014	157,157

	$318,099	$213,503

The accompanying notes are an integral part of these consolidated financial statements.

GUNDLE/SLT ENVIRONMENTAL, INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(in thousands, except per share amounts)

	2004		2003	2002
	Successor May 18 to Dec. 31	Predecessor Jan. 1 to May 17
Sales and operating revenue	$217,513	$70,393	$274,618	$266,970
Cost of products and services	172,696	60,107	215,459	210,326

Gross profit	44,817	10,286	59,159	56,644
Selling, general and administrative expenses	18,382	12,388	27,298	29,194
Amortization of intangibles	2,984	42	106	—
Expenses related to the CHS Merger	—	5,863	1,547	—
Expenses related to the Serrot acquisition	—	—	—	3,217

Operating income (loss)	23,451	(8,007)	30,208	24,233
Other expenses:
Interest expense	12,720	1,639	2,573	2,915
Interest income	(302)	(188)	(509)	(536)
Foreign exchange (gain) loss	37	131	(212)	(1,687)
Other (income) expense, net	(284)	(272)	(3,296)	1,967
Minority interest	302	(31)	133	316

Income (loss) before income taxes	10,978	(9,286)	31,519	21,258
Provision for income taxes	2,674	(2,978)	10,748	8,368

Net income (loss) before extraordinary items	8,304	(6,308)	20,771	12,890
Extraordinary gain – Serrot acquisition	—	—	—	25,966

Net income (loss)	$8,304	$(6,308)	$20,771	$38,856

Basic earnings (loss) per common share:
Before extraordinary items, net of tax	*	$(.55)	$1.81	$1.15
Extraordinary gain – Serrot acquisition	*	—	—	2.32

Basic earnings (loss) per common share	*	$(.55)	$1.81	$3.47

Diluted earnings (loss) per common share:
Before extraordinary items, net of tax	*	$(.51)	$1.72	$1.11
Extraordinary gain – Serrot acquisition	*	—	—	2.23

Diluted earnings (loss) per common share	*	$(.51)	$1.72	$3.34

*	The Successor Company has no outstanding publicly held common shares and therefore will not report earnings per share data.

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except for share amounts)

	Common Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock		Total
	Shares	Amount				Shares	Amount
Predecessor Company
Balance at December 31, 2001	18,109,923	$183	$69,378	$60,293	$(2,242)	7,066,261	$(37,178)	$90,434
Net income	—	—	—	38,856	—	—	—	38,856
Translation adjustment	—	—	—	—	1,755	—	—	1,755

Comprehensive income	—	—	—	—	—	—	—	40,611

Exercise of stock options	317,201	1	915	—	—	—	—	916
Purchases under the Employee Stock Purchase Plan	10,032	—	23	—	—	—	—	23
Income tax benefit from exercise of stock options	—	—	447	—	—	—	—	447
Treasury stock purchases	—	—	—	—	—	—	—	—

Balance at December 31, 2002	18,437,156	184	70,763	99,149	(487)	7,066,261	(37,178)	132,431
Net income	—	—	—	20,771	—	—	—	20,771
Translation adjustment	—	—	—	—	2,357	—	—	2,357

Comprehensive income	—	—	—	—	—	—	—	23,128

Exercise of stock options	178,250	2	1,030	—	—	—	—	1,032
Purchases under the Employee Stock Purchase Plan	4,262	—	23	—	—	—	—	23
Income tax benefit from exercise of stock options	—	—	940	—	—	—	—	940
Treasury stock purchases	—	—	—	—	—	23,000	(397)	(397)

Balance at December 31, 2003	18,619,668	$186	$72,756	$119,920	$1,870	7,089,261	$(37,575)	$157,157
Net loss				(6,308)				(6,308)
Translation adjustment	—	—	—	—	(1,189)	—	—	(1,189)

Comprehensive income (loss)	—	—	—	—	—	—	—	(7,497)

Exercise of stock options	14,000	1	76	—	—	—	—	77
Purchases under the Employee Stock Purchase Plan	2,031	—	24	—	—	—	—	24
Income tax benefit from exercise of stock options	—	—	4,973	—	—	—	—	4,973
Compensation from extension of vesting of stock options	—	—	1,490	—	—	—	—	1,490
Cancellation of common stock	(18,635,699)	(187)	(79,319)	—	—	(7,089,261)	37,575	(41,931)
CHS Merger	—	—	—	(113,612)	(681)	—	—	(114,293)

Balance at May 17, 2004	—	—	—	—	—	—	—	—
Successor Company
Stock issued on May 18, 2004	100	—	55,229	—	—	—	—	55,229
Fair value of stock options contributed by management	—	—	5,400	—	—	—	—	5,400
Net income	—	—	—	8,304	—	—	—	8,304
Translation adjustment	—	—	—	—	5,081	—	—	5,081

Comprehensive income	—	—	—	—	—	—	—	13,385

Balance at December 31, 2004	100	—	$60,629	$8,304	$5,081	—	—	$74,014

The accompanying notes are an integral part of these consolidated financial statements.

GUNDLE/SLT ENVIRONMENTAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	2004
	Successor May 18 to Dec. 31	Predecessor Jan. 1 to May 17	2003	2002
Cash flows from operating activities:
Net income (loss)	$8,304	$(6,308)	$20,771	$38,856
Adjustments to reconcile net income to cash provided By operating activities:
Depreciation	6,372	2,998	8,503	7,916
Amortization of non-compete agreement	64	42	106	—
Amortization of debt issuance costs	1,159	736	679	695
Amortization of intangible assets	2,920	—	—	—
Minority interest	302	(31)	133	316
Deferred income taxes	839	(2,978)	1,958	7,809
(Gain) on sale of assets	(243)	(190)	(3,431)	(850)
(Gain) on sale of joint venture interest	—	—	—	(51)
(Gain) on purchase of Serrot	—	—	—	(25,966)
(Gain) on hedge	—	—	—	(290)
Stock option compensation	—	1,490	—	—
Equity in affiliates and other	—	—	(934)	608
Increase (decrease) in cash due to changes in assets and Liabilities, net of acquisition:
Accounts receivable, net	(1,179)	450	14,148	16,335
Costs and estimated earnings in excess of billings on contracts in progress	2,442	(3,480)	1,476	1,450
Inventory	5,861	(7,020)	(2,847)	(2,957)
Prepaid expenses and other, net	(763)	—	1,140	189
Accounts payable and accrued liabilities	(6,552)	3,546	(4,116)	(10,717)
Advance billings on contracts in progress	(494)	(935)	(2,592)	3,199
Income taxes payable	1,618	(3,346)	(93)	84
Cash restricted for supersedeas bond	18,056	—	(18,056)	—

Net cash provided by (used for) operating activities	38,706	(15,026)	16,845	36,626

Cash flows from investing activities:
Additions to property, plant and equipment	(3,486)	(3,050)	(6,824)	(7,315)
Proceeds from the sale of assets	605	260	4,006	1,299
Acquisition of business, net of cash acquired	(221,616)	—	(3,792)	775
Sale of joint venture interest, net of cash sold	—	—	—	(957)
Other	—	—	—	150

Net cash used for investing activities	(224,497)	(2,790)	(6,610)	(6,048)

Cash flows from financing activities:
Revolver	—	—	—	(5,000)
Payment of financing fees	(14,071)	—	—	(2,037)
Repayments of long-term debt	(7,148)	(16,723)	(4,941)	(24,363)
Proceeds of new debt	175,000	806	—	25,128
Proceeds from stock issuance	55,229	—	—	—
Proceeds from the exercise of stock options and purchases under the employee stock purchase plan	—	100	645	1,429
Repurchase of common stock	—	—	(397)	—

Net cash provided by (used by) financing activities	209,010	(15,817)	(4,693)	(4,843)
Effect of exchange rate changes on cash	497	—	93	366

Net increase (decrease) in cash and cash equivalents	23,716	(33,633)	5,635	26,101
Cash and cash equivalents at beginning of period	—	47,899	42,264	16,163

Cash and cash equivalents at end of period	$23,716	$14,266	$47,899	$42,264

Supplemental cash flow disclosure:
Cash paid for interest	$9,446	$212	$1,901	$2,306

Cash paid for income taxes	$3,286	$1,552	$5,369	$3,433

Fair value of management stock options exchanged	$5,400	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

GUNDLE/SLT ENVIRONMENTAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Nature of business —

Organization —

Gundle/SLT Environmental, Inc. (the “Company”), a Delaware corporation, was incorporated in August 1986, and through its wholly owned subsidiaries is primarily engaged in the manufacture, sale and installation of polyethylene lining systems. The Company is a wholly owned subsidiary of GEO Holdings Corp. (see Note 9).

(2)	Summary of significant accounting policies —

Consolidation —

The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. Investments in partially owned entities in which ownership ranges from 20 to 50 percent are accounted for using the equity method. All material intercompany balances and transactions have been eliminated.

Cash Equivalents —

The Company considers all highly liquid short-term investments with an original maturity of three months or less to be cash equivalents.

Inventory —

Inventory is stated at the lower of cost or market. Cost, which includes material, labor and overhead, is determined by the weighted average cost method, which approximates the first-in, first-out cost method.

Property, plant and equipment —

Costs of additions and major improvements are capitalized, whereas maintenance and repairs which do not improve or extend the life of the asset are charged to expense as incurred. When items are retired or otherwise disposed of, income is charged or credited for the difference between net book value and net proceeds realized thereon. Interest costs incurred in construction of assets are capitalized and depreciated over the useful life of the asset. Depreciation is computed using the straight-line method, based on the estimated useful lives of the assets. Total repairs and maintenance during 2004 were $2,287,000 for the Successor Company and $1,758,000 for the Predecessor Company. Total repairs and maintenance expense during 2003 and 2002 was $4,345,000 and $4,945,000, respectively.

The Company makes judgments and estimates in conjunction with the carrying value of property, plant and equipment, including amounts to be capitalized, depreciation methods and useful lives. Additionally, carrying values of property, plant and equipment are periodically reviewed for impairment and further reviewed whenever events or changes in circumstances indicate that carrying value may be impaired. The carrying values are compared to the undiscounted anticipated future cash flows related to those assets. If the carrying value of a long-lived asset exceeds the future undiscounted cash flow, an impairment charge is recorded in the period in which such review is performed. This requires the Company to make long-term forecasts of its future revenues and costs related to the assets subject to review. Forecasts require assumptions about demand for the Company’s products and future market conditions. Future events and unanticipated changes to assumptions could require a provision for impairment in a future period.

Excess of purchase price over fair value of net assets acquired —

The Company uses purchase method of accounting for business combinations which requires the Company to make use of estimates and judgments to allocate the purchase price paid for acquisitions to the fair value of the net tangible and identifiable intangible assets. The Company performs a goodwill impairment test annually as of

October 1. Goodwill could be tested more frequently if changes in circumstances or the occurrence of events indicates that a potential impairment exists. The impairment test requires the Company to compare the fair value of business reporting units to carrying value including assigned goodwill. The Company uses the present value of future cash flows to determine fair value and validates the results against the cost and market approaches. Future cash flows are typically based upon a ten-year future period for the business and an estimated residual value. Management judgment is required in the estimation of future operating results and to determine the appropriate residual values. Future operating results and residual values could reasonably differ from the estimates and could require a provision for impairment in a future period. To date there have been no impairments.

Customer lists and other intangible assets —

The values assigned to customer lists and other intangible assets are amortized to expense over their estimated useful lives and are reviewed for potential impairment. The estimated useful lives are based on an evaluation of the circumstances surrounding each asset, including an evaluation of events that may have occurred that would cause the useful life to be decreased. In the event the useful life would be considered to be shortened, or if the asset’s future value were deemed to be impaired, an appropriate amount of the value would be amortized to expense. Future operating results and residual values could therefore reasonably differ from the estimates and could require a provision for impairment in a future period. To date there have been no impairments.

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

Reclassifications —

The accompanying consolidated financial statements for 2002 and 2003 contain certain reclassifications to conform to the presentation used in 2004.

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

In December 2004, FASB issued Statement No. 123(R, revised 2004), “Share-Based Payment”, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. FAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, and pro forma disclosure is no longer an alternative to financial statement recognition. FAS 123(R) is effective for public companies at the beginning of the first interim or annual period beginning after June 15, 2005. The adoption is not expected to have a material effect on the Company’s results of operation, financial position or cash flow.

Stock-Based Compensation —

In accordance with the provisions of SFAS 123, Accounting for Stock-based Compensation (SFAS 123), the Company has elected to follow the Accounting Principles Board Opinion (“APB”) 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its employee stock-based compensation plans. Under APB 25, if the exercise price of employee stock options equals or exceeds the fair value of the underlying stock on the date of grant, no compensation expense is recognized.

Had compensation expense been determined consistent with SFAS 123, the Company’s net income and income per share would have been increased to the following pro forma amounts (in thousands except per share amounts):

	2004 Predecessor Jan. 1 to May 17	Year Ended December 31, 2003	Year Ended December 31, 2002
Net income applicable to common stockholders
As reported	$(6,308)	$20,771	$38,856
Deduct stock-based employee compensation expense under fair value based method for all awards, net of tax	246	759	1,021
Add stock-based employee compensation included in reported net income, net of tax	924	—	—

Pro forma net loss applicable to common stockholders	$(5,630)	$20,012	$37,835

Basic earnings per share
As reported	$(.55)	$1.81	$3.47
Pro forma	$(.49)	$1.74	$3.38
Diluted earnings per share
As reported	$(.51)	$1.72	$3.34
Pro forma	$(.45)	$1.66	$3.25

The fair value of each option grant under the Company plans for the two years ended December 31, 2003, was estimated using the Black-Scholes options pricing model using the following weighted-average assumptions. During the period January 1 to May 17, 2004, no options were granted:

	Year Ended December 31, 2003	Year Ended December 31, 2002
Dividend yield	0.0%	0.0%
Expected price volatility	40.0%	70.0%
Risk-free interest rate	3.1%	3.5%
Expected life of options (in years)	5	6
Weighted-average fair value of options granted	$5.73	$5.86

(3)	Trade receivables —

Trade receivables consisted of the following at December 31:

	Successor 2004	Predecessor 2003
	(in thousands)
Direct sales	$32,528	$32,486
Contracts:
Completed	17,580	11,431
In progress	3,080	4,801
Retainage	474	488

	$53,662	49,206
Allowance for doubtful accounts	(5,865)	(4,456)

	$47,797	$44,750

(4)	Accounting for installation contracts —

The following summarizes installation contracts in progress at December 31:

	Successor 2004	Predecessor 2003
	(in thousands)
Costs incurred on contracts in progress	$28,750	$23,864
Estimated earnings, net of losses	5,862	3,564

	34,612	27,428
Less — billings to date	34,199	29,498

	$413	$(2,070)

Included in the accompanying balance sheet under the following captions:

Contracts in progress	$1,885	$711
Advance billings on contracts in progress	(1,472)	(2,781)

	$413	$(2,070)

(5)	Inventory —

Inventory consisted of the following at December 31:

	Successor 2004	Predecessor 2003
	(in thousands)
Raw materials and supplies	$10,060	$6,197
Finished goods	25,677	27,034

	$35,737	$33,231

(6)	Property, plant and equipment —

Property, plant and equipment consisted of the following at December 31:

	Useful lives years	Successor 2004	Predecessor 2003
		(in thousands)
Land		$4,996	$3,939
Buildings and improvements	7-30	25,460	22,846
Machinery and equipment	3-10	82,952	81,062
Furniture and fixtures	3-5	1,386	1,282

		114,794	109,129
Less — accumulated depreciation		(18,207)	(75,998)

		$96,587	$33,131

(7)	Accounts payable and accrued liabilities —

Accounts payable and accrued liabilities consisted of the following at December 31:

	Successor 2004	Predecessor 2003
	(in thousands)
Trade accounts payable	$25,107	$15,981
Self-insurance reserves	4,120	4,033
Compensation and benefits	4,038	5,636
Taxes, other than income	1,758	1,458
Accrued merger cost	—	498
Interest and other accrued liabilities	4,885	5,407

	$39,908	$33,013

(8)	Long-term debt —

Long-term debt consisted of the following at December 31:

	2004	2003
	(in thousands)
11% Senior Notes	$150,000	—
Term Loan with quarterly installments of approximately $995,000 beginning in March 2006, bearing interest at a floating Rate	17,917	—
Term Loan – Egyptian bank secured by equipment, bears interest at 14% with quarterly installments of $67,000	687	—
9.22% Notes due February 5, 2005, with monthly payment of principal and interest of approximately $520,000 and a balloon payment	—	$16,722

	168,604	16,722
Less — current maturities	(275)	(4,914)

	$168,329	$11,808

Senior Notes –

In connection with the Merger, the Company issued $150,000,000 of 11% senior notes due in 2012. These notes are registered under the Securities Act of 1933, as amended. The senior notes are guaranteed by all of the Company’s existing and future direct or indirect domestic subsidiaries other than Bentofix Technologies (USA), Inc., a dormant subsidiary of the Company’s 51%-owned Canadian subsidiary, Bentofix Technologies, Inc.

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

Senior Credit Facility –

In connection with the Merger, the Company entered into a new $65,000,000 senior secured credit facility with UBS Loan Finance LLC and certain other lenders. The new senior credit facility provides a $25,000,000 term loan facility and a revolving credit facility of up to $40,000,000. The revolving credit facility includes a letter of credit sub-facility of $10,000,000 and a swing line sub-facility of $15,000,000. The term loan matures in May 2010 and the revolving credit facility matures in May 2009. The term loan facility amortizes on 24 consecutive equal quarterly installments. Borrowings bear interest, at the Company’s option, at either a base rate or LIBOR plus, in each case, an applicable interest margin. The applicable interest margin for the term loan is 2.00% per annum for base rate loans or 3.00% per annum for LIBOR loans. The applicable interest margin for revolving loans is 1.75% per annum for base rate loans or 2.75% per annum for LIBOR loans. The applicable interest margins for the revolving credit facility and the term loan is adjustable by the lenders based upon a grid to be determined following the delivery of the Company’s financial statements for the fiscal quarter ending at least six months after the closing of the Merger. The Company is also required to pay customary agency fees and expenses.

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

The new senior credit facility is guaranteed by GEO Holdings and all of the Company’s existing and future direct or indirect domestic subsidiaries, but not the Company’s foreign subsidiaries or Bentofix Technologies (USA), Inc., a dormant subsidiary of its 51%-owned Canadian subsidiary, Bentofix Technologies, Inc., except to the extent guarantees by such subsidiaries would be prohibited by applicable tax law or could result in adverse tax consequences. The senior credit facility is secured by substantially all of the Company’s U.S. assets, and by its capital stock and the capital stock of substantially all of its domestic subsidiaries and 65% of the capital stock of substantially all of its first-tier foreign subsidiaries.

The new senior credit facility requires the Company to meet certain financial tests, including but not limited to, a minimum interest coverage ratio, a maximum leverage ratio, a minimum fixed charge coverage ratio and maximum capital expenditures. In addition, the new senior credit facility contains restrictive covenants which limits, among other things, dispositions of assets, certain business changes, certain ownership changes, mergers, acquisitions, dividends, stock repurchase and redemptions, incurrence of indebtedness, issuance of preferred stock, investments, liens, transactions with affiliates, sale and leaseback transactions, and other matters customarily restricted in such agreements. The new senior credit facility provides for customary events of default. At December 31, 2004, the Company had prepaid $5,000,000 on its $25,000,000 term loan, leaving a balance of approximately $17,900,000 outstanding. The Company had available $37,637,000 under its credit facility at December 31, 2004, net of $2,363,000 of issued letters of credit.

Foreign Debt –

The Company has an EGP 5,000,000 term loan with an Egyptian bank, bearing interest at 14%, secured by equipment. The promissory note requires quarterly payments of EGP 417,000 plus interest on July 27, October 27, January 27, and April 27, maturing in April 2007, and has a balance outstanding at December 31, 2004 of EGP 4,294,000.

At December 31, 2004, the company had five local foreign credit facilities. It had credit facilities with two German banks in the amount of EUR 5,100,000. These revolving credit facilities are secured by a corporate guarantee and bear interest at various market rates. These credit facilities are used primarily to guarantee the performance of European installation contracts and temporary working capital requirements. At December 31, 2004, the Company had EUR 2,974,000 available under these credit facilities with EUR 2,513,000 of bank guarantees outstanding.

The Company has two credit facilities with Egyptian banks in the amount of EGP 5,833,000. These credit facilities bear interest at various market rates and are primarily for cash management purposes. At December 31, 2004, the Company had EGP 4,023,000 available under these credit facilities.

The Company has a credit facility with a Canadian bank in the amount of Canadian Dollar 500,000 that bears interest at market rate, secured by all assets. At December 31, 2004, the company had the full amount available under this line.

Predecessor Company Notes –

On February 4, 2002, the Company entered into a note agreement with one lender in the amount of $25,000,000. This 3-year term facility was secured by the Company’s Houston, TX, and Kingstree, SC, real properties and all of the Company’s equipment at these locations. The promissory note required monthly payments of approximately $520,000 including interest at the rate of 9.22% and matures on February 5, 2002, with a balloon payment equal to the unpaid principal balance plus accrued and unpaid interest. The terms of the note placed various restrictions on the Company’s ability to pay dividends or make certain other payments, incur additional debt, consolidate or merge into another corporation or sell assets and make capital expenditures. The note also required the Company to maintain certain financial ratios and specified levels of consolidated net worth. On January 20, 2004, the Company paid off this note with a payment of $17,498,000 that included accrued interest of $85,400 and a prepayment fee of $690,600. Deferred financing costs of $735,000 were expensed as a result of the debt pay-off.

Summarized below are the maturities of long-term debt of the Company during the next five years and thereafter (in thousands).

Year Ending December 31,
2005	$275
2006	$4,247
2007	$4,127
2008	$3,981
2009	$3,981
Thereafter	$151,993

(9)	Business combinations —

CHS Transaction 2004

On May 18, 2004, GEO Sub Corp., a newly formed entity controlled by Code Hennessy & Simmons IV LP (CHS IV), merged with and into the Company, with the Company surviving the “merger”, and each share of Company common stock converted into the right to receive $18.50 in cash, in a transaction valued at approximately $242,100,000. As a result of the Merger, all of the outstanding capital stock of the Company is owned by GEO Holdings Corp., which is controlled by CHS IV, an entity controlled by Code Hennessy & Simmons LLC (CHS).

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

The aggregate purchase price of approximately $242,100,000 included $229,100,000 paid for all of the outstanding stock and stock options of the Company, $6,794,000 of closing costs and fees, $5,400,000 for the value of management stock options exchanged (see Note 12) and the assumption of $806,000 of debt. Company cash on hand of $5,087,000 was used to pay a portion of the closing costs. GEO Holdings had no operations prior to the acquisition of the Company.

The total purchase price was allocated among the fair value of acquired assets and liabilities, primarily property and equipment and inventory, including $24,200,000 before taxes allocated to finite life intangible assets, which are comprised primarily of the value of customer lists and contracts in the United States, Europe, and Thailand. The average amortization period for these intangible assets is slightly less than 10 years. The fair values of property, equipment and finite life intangible assets were determined utilizing a third party appraisal firm.

The following table summarizes the estimated fair values of the assets and liabilities as of May 18, 2004, net primarily of Company cash used at the closing:

(000’s)
Current Assets (including cash of $9,179)	$110,115
Property and equipment	97,813
Deferred taxes	11,242
Restricted cash	18,056
Customer lists and other intangibles	24,200
Other assets	2,609
Goodwill	57,103

Total assets acquired	321,138

Current liabilities	39,020
Reserve for patent litigation	9,500
Minority interest	2,399
Other liabilities	1,134
Deferred taxes	31,722

Total liabilities assumed	83,790

Net assets acquired	$237,363

The initial purchase price allocation made by the Successor Company is preliminary and subject to change for a period of one year following the Merger, although management believes it is materially correct as of December 31, 2004.

Unaudited pro forma operating results of the Company assuming the Merger was completed on January 1, 2003 and 2004 is summarized as follows (000’s):

	Year Ended December 31, 2003	Year Ended December 31, 2004
Sales and operating revenue	$274,618	$287,906
Net income (loss)	(1,845)	(5,824)

Egyptian Acquisition 2003

In January 2003, the Company completed the acquisition of the stock of Hyma/GSE Manufacturing Co. S.A.E., and Hyma/GSE Lining Technology Co. S.A.E. held by its joint venture partners in Cairo, Egypt, for $4,000,000. In addition, the Company agreed to purchase a blown film round die extrusion manufacturing line currently leased to Hyma/GSE Manufacturing Co., S.A.E., at a price of $950,000, and to relocate the manufacturing equipment within 24 months of such purchase. The acquisition of the blown film round die line was completed in May 2004.

(10)	Fair value of financial instruments —

In January 2005, the company entered into an interest rate swap agreement, which effectively converted $75,000,000 of it’s 11% fixed rate $150,000,000 senior notes issuance into variable rates based on six-month LIBOR rates. Under the swap agreement, payments are made based on a variable rate; initially 9.3425% through

May 15, 2005, adjusting based on LIBOR rates every six months thereafter, and received on a fixed rate of 11%. Differentials to be received or paid under the agreement are recognized as an offset or as an addition to interest expense, respectively. The swap agreement parallels the 11% senior notes due in 2012.

The term of the swap agreement is such that the swap is considered perfectly effective against changes in the fair value of the debt due to changes in the benchmark interest rates over swap terms. As a result, the shortcut method provided by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” is applied and there is no need to periodically reassess the effectiveness of the swap during its term. Interest expense on the debt is adjusted to include payments made or received under the swap agreements. The fair value of the swap will be carried as an asset or a liability on the Consolidated Balance Sheet and the carrying value of the hedged debt will be adjusted accordingly. The fair values of the Company’s interest rate swap will be the estimated amounts the Company would receive or pay to terminate the agreement as of the reporting dates.

The Company’s financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables and debt instruments. The book values of cash and cash equivalents, trade receivables and trade payables and floating-rate debt instruments are considered to be representative of their respective fair values due to the nature of these instruments. The Company had $150,000,000 and $16,722,000 of fixed-rate debt instruments at December 31, 2004 and 2003 with fair values of approximately $150,075,000 and $17,825,335, respectively. The fair value of long-term debt was estimated based on quoted market prices for these or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The difference between the fair value and the carrying value represents the theoretical net discount or premium the Company would receive or have to pay to retire all debt at such date.

(11)	Per share information —

The following table sets forth the weighted average shares for the computation of basic and diluted earnings per share (in thousands):

	Period Ended May 17, 2004	Year Ended
		2003	2002
Weighted average common shares outstanding	11,542	11,497	11,197
Dilutive securities — stock options	836	601	451

Weighted average common shares outstanding assuming full dilution	12,378	12,098	11,648

Stock options whose exercise price was greater than the average market price of the Company’s stock during the year are not included in the calculation of weighted average common shares outstanding assuming full dilution because the effect of including those shares would be anti-dilutive. The number of such options were not significant for any of the computations above.

(12)	Stockholders’ equity —

Predecessor

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

During 1996, the Company’s board of directors adopted the 1996 Non-Qualified Stock Option Plan for Non-Employee Directors (the “1996 Director Plan”). The 1996 Director Plan authorizes an aggregate of 100,000 shares, of non-qualified stock options to be issued to non-employee directors. The 1996 Director Plan provides for the automatic annual grant to each non-employee director of a five year option to purchase 2,000 shares of common stock at an exercise price equal to the market price on the date of grant. The options were granted immediately following each annual meeting of stockholders, with each option to vest and become exercisable in its entirety one year from the date of grant.

The stock option activity under each plan is set forth below:

	1986 Employee Plan		1988 Director Plan		1995 Employee Plan		1996 Director Plan
	Shares Under Option	Weighted Average Option Price Per Share	Shares Under Option	Weighted Average Option Price Per Share	Shares Under Option	Weighted Average Option Price Per Share	Shares Under Option	Weighted Average Option Price Per Share
Outstanding at December 31, 2001	78,000	$7.17	15,000	$6.75	1,574,200	$3.43	50,000	$3.97
Granted	—	—	—	—	275,500	$8.85	10,000	$8.95
Exercised	(20,000)	$5.73	—	—	(291,200)	$4.29	(6,000)	$4.87
Cancelled	(1,000)	$7.62	—	—	(20,000)	$2.39	(2,000)	$4.87

Outstanding at December 31, 2002	57,000	$7.67	15,000	$6.75	1,538,500	$4.26	52,000	$4.79
Granted	—	—	—	—	—	—	10,000	$13.00
Exercised	(2,000)	$7.62	(5,000)	$7.00	(155,250)	$3.15	(16,000)	$5.08
Cancelled	—		—	—	(11,000)	$3.20	—	—

Outstanding at December 31, 2003	55,000	$7.67	10,000	$6.63	1,372,250	$4.39	46,000	$6.47
Exercised	(45,000)	$6.90	(10,000)	$6.63	(1,045,650)	$4.67	(46,000)	$6.47
Cancelled	—	—	—	—	(3,000)	$8.85	—	—
Exchanged	(10,000)	$11.13	—	—	(323,600)	$3.45	—	—

Outstanding at December 31, 2004	—	—	—	—	—	—	—	—

Options exercisable	—	—	—	—	—	—	—	—

Options available for future grants	—	—	—	—	—	—	—	—

All outstanding options were priced between $2.32 and $11.13 per share at December 31, 2003. The weighted average of the remaining contractual life for the outstanding options at December 31, 2003, was 3.76 years. The weighted average price of options outstanding during 2003 and 2002 was $4.59 and $5.47 respectively.

The Company applies APB Opinion 25 and related Interpretations in accounting for its stock-based compensation plans. In 2004 compensation expense of $1,490,000 was recognized under the 1995 Employee Plan for the extension of certain options’ expiration dates. In 2002 and 2003, no compensation expense was recognized for its 1996 Director Plan and unrestricted stock options from the 1995 Employee Plan.

The estimated fair value of stock options granted in 2003 and 2002 was $57,261 and $1,674,000, respectively. No options were granted in 2004.

Paid-in capital was increased $4,973,000 and $940,000 for tax benefits of exercised stock options in 2004 and 2003, respectively.

All option plans, common stock, and preferred stock of the Predecessor Company were terminated on May 18, 2004, in connection with the CHS Merger.

GEO Holdings Corp. 2004 Stock Option Plan

The GEO Holdings Corp. (GEO Holdings) 2004 Stock Option Plan (the “GEO Holdings Option Plan”) became effective upon the consummation of the CHS Merger. Under the GEO Holdings Option Plan, the board of directors of GEO Holdings (or a committee thereof) may from time to time grant options to purchase common stock of GEO Holdings representing up to 628,750 shares of GEO Holdings’ common stock on a fully-diluted basis immediately following the consummation of the Merger to executives or other key employees or directors of GEO Holdings and its subsidiaries. Both “nonqualified” stock options and “incentive” stock options may be granted under the GEO Holdings Option Plan with terms to be determined by the board of directors (or a committee thereof). The 333,600 options to purchase GEO Holdings common stock received by certain of the Company’s executives in exchange for options to purchase GSE common stock on the closing date of the Merger pursuant to executive securities agreements, which represented approximately 10% of GEO Holdings’ common stock on a fully-diluted basis immediately following the completion of the Merger, were issued under the GEO Holdings Option Plan. The weighted average exercise price of the exchanged options is $3.67 per share. Other than the exchanged options, no grants have been made pursuant to this plan.

These exchange options are exercisable at any time and expire ten years from the date of grant, unless the holder is terminated for cause, as defined in the GEO Holdings Option Plan. In connection with a termination for cause, the Company or CHS IV has (1) the obligation to repurchase such options for the original cost, which is $18.50 less the original predecessor option’s exercise price (which averages $3.67), and (2) the right, but not the obligation, to purchase any outstanding common stock held as a result of exercising such options for the lesser of fair market value or original cost. Should the holder separate from the Company for any reason other than cause, the Company or CHS IV would have the right but not the obligation to purchase any of the outstanding exchange options or common stock held as a result of exercising such options for the greater of fair market value or original cost.

As required by FASB Interpretation No. 45, the fair value of the exchange options of $5,400,000 has been included in the aggregate purchase price paid by GEO Holdings for the Successor Company (see Note 9). The fair value was determined utilizing the minimum value method prescribed in SFAS 123.

(13)	Income taxes —

Domestic and foreign income/(loss) before income taxes and extraordinary items were as follows (000s):

	2004		Year Ended December 31,
	Successor May 18 to Dec. 31	Predecessor Jan. 1 to May 17	2003	2002
Domestic	$2,997	$(9,492)	$16,698	$8,615
Foreign	7,981	206	14,821	12,643

Total	$10,978	$(9,286)	$31,519	$21,258

The provision (benefit) for income taxes before extraordinary items consisted of the following (000s):

	2004		Year Ended December 31,
	Successor May 18 to Dec. 31	Predecessor Jan. 1 to May 17	2003	2002
Current expense (benefit):
U.S.
Federal	—	—	$5,166	$(3,183)
State	$213	—	912	(362)

Total U.S	213	—	6,078	(3,545)
Foreign	1,622	—	2,712	4,104

Total current	1,835	—	8,790	559
Deferred expense (benefit):
U.S.
Federal	(124)	$(1,748)	666	7,375
State	(94)	(157)	371	632

Total U.S	(218)	(1,905)	1,037	8,007
Foreign	1,057	(1,073)	921	(198)

Total deferred	839	(2,978)	1,958	7,809

Total provision for income taxes before extraordinary items	$2,674	$(2,978)	$10,748	$8,368

A reconciliation between the provision for income taxes before extraordinary items and income taxes computed by applying the statutory rate is as follows (000s):

	2004		Year Ended December 31,
	Successor May 18 to Dec. 31	Predecessor Jan. 1 to May 17	2003	2002
Tax provision at statutory rate	$3,842	$(3,250)	$11,078	$7,440
Add (deduct)
Non deductible CHS transaction costs	—	1,479	—	—
Meals and entertainment disallowance	34	27	532	534
Foreign exchange loss on U.S. dollar amounts in foreign operations	—	—	(868)	—
Taxable differential for foreign subsidiaries	(1)	(302)	(680)	(39)
State income taxes	60	(102)	835	222
Foreign tax credit	(1,241)	—
Foreign exchange loss	—	—	—	150
Decrease in previously recorded taxes as a result of German tax audit	—	(668)	—	—
Other, net	(20)	(162)	(149)	61

	$2,674	$(2,978)	$10,748	$8,368

The tax effects of temporary differences that gave rise to the deferred tax assets and liabilities were as follows at December 31 (000s):

	Year Ended December 31,
	Successor 2004	Predecessor 2003
Deferred tax assets:
Accrued expenses	$3,665	$5,289
Foreign tax credit	2,673	1,280
Net operating carry forward	8,548	—
Excess of tax basis over book basis	—	1,145
AMT carryforward	806	—

	15,692	7,714

Deferred tax liabilities:
Excess book basis over tax basis of PP&E and intangible assets	(29,153)	—
Other	(256)	—

	(29,409)	—

Total deferred tax asset (liability)	$(13,717)	$7,714

At December 31, 2004, the Company has net operating loss carryforwards for federal income tax purposes of $22,493,000 which will begin to expire, if unused, in 2023. The Company also has foreign tax credit carryforwards for federal income tax purposes of $2,673,000 which will begin to expire, if unused, in 2009. In addition, the Company has an alternative minimum tax credit carryforward of $806,000, which does not expire. Based on a review of the projected earnings and the timing of the turnaround of the temporary differences, the Company believes it is more likely than not that these benefits will be fully realized.

Undistributed retained earnings of the Company’s foreign subsidiaries amounted to approximately $18,709,000 at December 31, 2004. Provision for U.S. federal and state income taxes has not been provided for earnings considered to be indefinitely reinvested. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. For earnings not considered to be indefinitely reinvested, the Company has determined that any U.S. income tax will be offset by a corresponding foreign tax credit, and therefore no provision has been provided on these amounts.

The Company has completed its evaluation of the repatriation provision included in The American Jobs Creation Act of 2004 (the “Act”). The Company has determined that any U.S. income tax will be offset by a corresponding foreign tax credit, and therefore no provision has been provided on amounts available for repatriation under the Act.

In addition, the Company has considered the extension of the foreign tax credit carryforward period that is also included in the Act, as well as certain tax planning strategies, and has recorded additional tax benefits for foreign tax credit carryforwards that were previously unrecognized.

(14)	Employee benefit plans —

The Company has a defined contribution employee benefit plan under which substantially all U.S. employees are eligible to participate. The Company matches a portion of the employees’ contributions. During 2004, the Predecessor Company contributed $274,000, and the Successor Company contributed $391,000 to the plan. The Predecessor Company contributed $626,000 and $575,000 to the plan during the years ended December 31, 2003 and 2002, respectively. Under the terms of the plan, contributions to the plan may be discontinued at any time.

(15)	Pension plan —

The Company’s German subsidiary has an unfunded pension plan providing benefits to three former employees. The plan provides fixed minimum pension payments at retirement age. There are no assets held in outside funds.

The Company has adopted FAS 132, “Employers’ Accounting for Pensions;” however, to the extent pension costs under German law exceed amounts computed under FAS 132, those additional amounts are recorded by the Company. Pension expense for 2004 was $14,000. Pension obligations were reduced in 2003 resulting in a reduction of the accrual of expense of $481,000. Pension expense for the year ended December 31, 2002 was $165,000. The actuarial present value of accumulated benefits was $1,262,000, and $1,189,000, as of December 31, 2004 and December 31, 2003, respectively. The projected benefit obligation for service rendered to date, net of unrecognized prior service cost, was 1,262,000, and $1,189,000 as of December 31, 2004 and 2003, respectively. The benefits are payable in Euros and the actuarial present value of accumulated benefits at December 31, 2004 is stated in U.S. dollars using an exchange rate of 1.36 and 1.26 for 2004 and 2003, respectively.

The computation assumed a discount rate on benefit obligations of 5.25%, annual salary increases of 2% and annual benefit increases of 2% for 2004 and 2003 and a discount rate on benefit obligations of 6%, annual salary increases of 2% and annual benefit increases of 2% for 2002.

(16)	Concentration of credit risk —

Accounts receivable, as financial instruments, could potentially subject the Company to concentrations of credit risk. The Company continuously evaluates the creditworthiness of its customers and may require customers to provide letters of credit to guarantee payments. During 2004, 2003 and 2002, one customer accounted for 20%, 20% and 14% of sales and operating revenue, respectively.

(17)	Commitments and contingencies —

Product warranties and insurance coverage —

The Company’s products are sold and installed with specified limited warranties as to material quality and workmanship. These limited warranties may last for up to 20 years, but are generally limited to repair or replacement by the Company of the defective liner or the dollar amount of the contract involved, on a prorated basis. The Company may also indemnify the site owner or general contractor for other damages resulting from negligence of the Company’s employees. The company accrues a warranty reserve based on estimates for warranty claims. This estimate is based on historical claims history and current business activities and is accrued at a cost of sales in the period such business activity occurs. The table below reflects a summary of activity of the Company’s continuing operations for warranty obligations through December 31, 2004 (in thousands):

Balance at December 31, 2003	$3,618
Obligations adjusted	(792)
Obligations paid	(87)

Balance as of May 17, 2004 (Predecessor Company)	2,739

Obligations accrued	340
Obligations paid	(481)

Balance at December 31, 2004 (Successor Company)	$2,598

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

Bonding – Bank Guarantees —

The Company, in some direct sales and installation contracting situations, is required to post performance bonds or bank guarantees as part of the contractual guarantee for its performance. The performance bonds or bank guarantees can be in the full amount of the contracts. To date the Company has not received any claims against any of the posted securities, most of which terminate at the final completion date of the contracts. As of December 31, 2004, the Company had $6,333,000 of bonds outstanding and $3,219,000 of guarantees issued under its bank lines.

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

On September 14, 2004, the Court of Appeals affirmed the validity of the two patents in question. However, it reversed the judgment for damages. The Court of Appeals concluded that the District Court erred in permitting Poly-America to claim the lost profits of a related corporation and ordered that, on remand, the District Court should determine whether there are any lost profits incurred by Poly-America due to the infringement, and if not, the proper reasonable range of royalties to which Poly-America may be entitled. On December 10, 2004, the Company and Poly-America entered into a settlement agreement in which in return for the payment of $9,500,000 by the Company to Poly-America, any and all claims of infringement of the patents and damages arising therefrom were resolved. During December 2004, the Company adjusted its estimated reserve, which was initially recorded in connection with the Merger, to be equal to the final settlement amount. The final settlement, net of related tax benefit, was recorded as a purchase price adjustment. The $9,500,000 payment was made and, on December 17, 2004, the District Court entered an Agreed Order discharging the supersedeas appeal bond. The balance of the funds securing the supersedeas appeal bond has been returned to the Company.

The Company is a third-party defendant in a lawsuit that was filed in September 1997 in the Supreme Court of New York, County of Richmond (Mario Cicala v. Interstate Industrial Corporation, Stearns, Conrad and Schmidt Consulting Engineers, Inc., Interstate Industrial Corporation v. Gundle Lining Construction Corp. and Gundle Lining Construction Corp. v. The City of New York; Case No. 13076/97). The plaintiff, Mario Cicala, was a union employee of Gundle Lining Construction Corp. (now known as GSE Lining Technology, Inc.) who slipped and fell at the Freshkills Landfill and brought a claim against the primary defendants for $20,000,000. Interstate Industrial Corporation (Interstate) has, in turn, sued the Company for contractual indemnity and contribution. The Company has paid out $250,000 in worker’s compensation benefits to Mr. Cicala under a commercial worker’s compensation policy with a $250,000 deductible issued by Reliance Insurance Company–In Liquidation (Reliance). The New York Property/Casualty Insurance Security Fund has assumed control and responsibility for future worker’s compensation benefit payments. The Company also had a commercial general liability policy issued by Reliance which provided for a $100,000 deductible and coverage of up to $5,000,000. In light of Reliance’s liquidation, the Texas Property and Casualty Insurance Guaranty Association (Texas Guaranty Association) is providing for the cost of the defense and the Company believes that the Texas Guaranty Association will provide insurance recovery for this matter, but only up to $300,000 above the original deductible of $100,000. In addition, the Company believes that the application of the Texas Guaranty Act will limit Interstate’s recovery against the Company to the amount the Company receives from the Texas Guaranty Association. However, Interstate has argued that the Texas Guaranty Act does not apply to a New York lawsuit and, should the Supreme Court of New York agree with this position, the Company may be subject to a significant damage award that is not covered by insurance (until its $15,000,000 excess liability policy issued by Northfield Insurance Company, which provides for coverage above the original Reliance primary policy limit of $5,000,000, kicks-in). Mr. Cicala’s last settlement offer was made in November 2004 for $5,000,000. The Company cannot at this time reasonably assess its exposure to a contribution damage award to Interstate.

The Company, its directors, Code Hennessy & Simmons LLC, GEO Sub Corp. and GEO Holdings were named in one or more of three putative class action lawsuits filed in January 2004 in the Delaware Court of Chancery (Calhoun v. Gundle/SLT Environmental, Inc., et al., C.A. No.153-N, Twist Partners LLP v. Badawi, et al., C.A. No.150-N, and Bell v. Gundle/SLT Environmental, Inc., et al., C.A. No.169-N). These complaints alleged that our directors breached their fiduciary duties by allegedly failing to auction the Company, to undertake an appropriate evaluation of the Company as a merger/acquisition candidate, to act independently to protect the Company’s stockholders and to ensure that no conflicts of interest existed or that any conflicts were resolved in “the best interests of the Company’s public shareholders.” The complaints sought, among other relief, to rescind the Merger and to obtain unspecified damages from the defendants. On February 10, 2004, the Delaware Court of Chancery entered an order consolidating the three actions for all purposes and requiring the plaintiffs to file a consolidated amended complaint as soon as practicable. The parties to the consolidated actions executed a Stipulation and Agreement of Compromise, Settlement and Release dated May 26, 2004, which provides for dismissal of the actions, on the merits and with prejudice. At a settlement hearing on August 12, 2004 the Court; (1) certified the actions permanently as a class action; (2) approved the settlement as fair, reasonable and adequate; (3) entered the order as final judgment, inter alia, dismissing the actions as to defendants and releasing the released parties from the settled claims; and (4) granted the application of plaintiff’s Counsel for an award of attorneys’ fees and reimbursement of expenses in the aggregate sum of $330,000. In September 2004, the Company paid this award as per the order of final judgment.

On January 14, 2004, the Company received a letter from Shire Equipment Leasing Corporation (“Shire”) relating to litigation instituted by Wembley Ltd., the holder of record of 4,557,143 shares of the Company’s common stock and the Company’s largest stockholder prior to the Merger. In the litigation, Wembley is seeking a declaratory judgment that neither Pro Air, Inc., which filed a petition under the United States Bankruptcy Code in 2000, nor Shire, Pro Air’s Assignee, ever acquired an ownership interest in 1,100,000 of these shares. The dispute relates to Wembley’s delivery to Pro Air in 1997 of a stock certificate representing the disputed shares along with an assignment of stock, or stock power, which provided that the assignment of the Company’s shares was valid only if done in compliance with certain specified conditions. The parties disagree as to whether those conditions were met. The stock power was executed by Wembley’s president, who was then Chairman of the company, and is now also the Company’s president and chief executive officer. In March 1998, Wembley’s president sent a letter to the Company’s stock transfer agent requesting that the agent not transfer any Company shares held by Wembley to Pro Air. In 1999, Pro Air asked the Company to reflect Pro Air on the Company’s books as the holder of record of the disputed shares, but the Company declined to do so, informing Pro Air that it had no record of Pro Air being a Company shareholder. In its January 2004 letter, Shire claimed that Pro Air’s damages from its inactivity to liquidate, the shares exceeded $200,000,000 and said that if Shire prevailed, it would “explore all other potentially responsible parties.” If Wembley, its affiliates and one of their owners are unable to satisfy a judgment Shire further indicated it would prevent the transfer of the dispute shares. Shire also claimed that it, and not Wembley, was entitled to vote the disputed shares.

Wembley voted all of the Company shares of which it was the holder of record (including the disputed shares) in favor of the Merger at the special meeting of stockholders held on May 11, 2004. Had the disputed shares not been voted in favor of the Merger, the Merger would nevertheless have been approved by the shareholders by the requisite vote. On December 16, 2004, Wembley prevailed in its declaratory judgment action with the issuance of a judgment that neither Pro Air nor Shire, Pro Air’s assignee, ever acquired an ownership interest in the 1,100,000 shares. Wembley has initiated the steps necessary to send the shares to the Company’s transfer agent and obtain the consideration from the Merger that has been held in escrow of $18.50 per share.

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

The Company is also a party to various other legal actions arising in the ordinary course of its business. These legal actions cover a broad variety of claims spanning its entire business. As of the date of this filing, the Company believes that it is not reasonably possible that resolution of these legal actions will, individually or in the aggregate, have a material adverse effect on its financial condition or results of operations.

Operating Leases —

The Company leases certain equipment through operating lease arrangements of varying terms. Annual rental expense under the terms of non-cancelable operating leases is less than 1% of consolidated revenues.

(18)	Segment Information —

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

Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information allows the aggregation of an enterprise’s segments if they are similar. The Company operates in different geographic areas, however, the Company has reviewed the aggregation criteria and determined that the Company operates as one segment based on the high degree of similarity of the following aspects of the Company’s operations:

•	nature of the products and services,

•	raw materials and production processes used,

•	customers and markets served,

•	methods used to distribute products and services,

•	effects of regulatory influences on the market, and the economic characteristics of the products and services in different geographical areas.

	2004		Year Ended
	Successor May 18 to Dec. 31	Predecessor Jan . 1 to May 17	2003	2002
	(in thousands)
Sales to unaffiliated customers (based on the geographic location of the customer):
United States	$125,462	$37,631	$161,112	$165,680
Europe	47,391	14,750	61,181	63,745
Latin & South America	15,884	4,265	15,430	10,704
Far East/Pacific Rim	12,394	7,081	15,683	11,650
Africa and Middle East	10,416	4,932	13,794	8,655
Other	5,966	1,734	7,418	6,536

	$217,513	$70,393	$274,618	$266,970

Only sales to one country, the United States, accounted for more than 10% of total sales. Sales into other countries, accounting for less than 10% of total sales, have been aggregated into geographic regions for this presentation. Year 2003 includes the effects of the acquisition of the Egyptian joint venture interest. Prior to 2003, Egypt was accounted for under the equity method.

	As of December 31
	2004	2003
	(in thousands)
Long lived assets (principally property, plant and equipment):
United States	$62,772	$20,553
Germany	14,191	5,049
Thailand	10,229	4,681
Other	9,395	2,848

	$96,587	$33,131

Only long-lived assets in the United States, Germany and Thailand accounted for more than 10% of total long-lived assets.

(19)	Related Party Transaction —

Management Agreement with CHS Management IV LP

In connection with the Merger, the Company entered into a management agreement with GEO Holdings and CHS Management IV LP (a limited partnership (1) of which CHS is the general partner and (2) which is the general partner of CHS IV), or CHS Management. Pursuant to the management agreement, CHS Management provides certain financial and management consulting services to GEO Holdings and to us. In consideration of those services the Company pays fees to CHS Management in an aggregate annual amount of $2,000,000, payable in equal monthly installments. The Company also agreed to reimburse CHS Management for its reasonable travel and other out-of-pocket expenses and pay additional transaction fees to them in the event we and/or any of our affiliates complete add-on acquisitions. The Company also provides customary indemnification to CHS Management. In connection with the structuring and implementation of the Merger and related financing transactions, GEO Holdings paid CHS Management fees in the aggregate amount of $5,000,000 at the completion of the Merger. Under the Management Agreement, GEO Holdings paid CHS Management a fee equal to 5% of the proceeds of GEO Holdings’ capital stock purchased from time to time by CHS Management or its affiliates. The management fee is subordinated to the prior payment in full of principal, interest and premium due and owing under our new senior credit facility and the indenture governing the exchange notes, but we may pay the management fee at all times except during certain events of default under our new senior credit facility or under the indenture governing the exchange notes. In the event any portion of the management fee is not so paid, such amount will accrue and become due and payable in the next month when payment is permitted. During 2004, the Company paid CHS $1,287,000 under this agreement.

(20)	Condensed Consolidated Guarantor and Non-Guarantor Financial Information —

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

GUNDLE/SLT ENVIRONMENTAL, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

(in thousands)

	Predecessor as of December 31, 2003
	Gundle	U.S. Guarantors	Non U.S. Non-Guarantors	Consolidating Entries	Consolidated
ASSETS
Current Assets:
Cash and Cash Equivalents	$68	$42,934	$4,897	$—	$47,899
Accounts Receivable, Net	—	22,525	28,609	(4,574)	46,560
Contracts in Progress	—	247	464	—	711
Inventory	—	16,605	16,696	(70)	33,231
Deferred Income Taxes	—	4,251	1,336	—	5,587
Other Current Assets	$—	32	572	—	604

Total Current Assets	68	86,594	52,574	(4,644)	134,592

Property, Plant and Equipment, Net	—	21,373	13,078	(1,320)	33,131
Excess of Purchase Price Over Fair Value of Assets Acquired, Net	—	19,860	3,505	—	23,365
Deferred Income Taxes	—	2,127	—	—	2,127
Restricted Cash	18,056	—	—	—	18,056
Deferred Financing Costs and Other Assets, Net	735	979	518	—	2,232

	$18,859	$130,933	$69,675	$(5,964)	$213,503

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable and Accrued Liabilities	$—	$22,734	$14,853	$(4,574)	$33,013
Advance Billings on Contracts	—	1,271	1,510	—	2,781
Current Portion of Long-term Debt	4,914	—	—	—	4,914
Income Taxes Payable	(870)	1,117	1,185	—	1,432

Total Current Liabilities	4,044	25,122	17,548	(4,574)	42,140

Long-term Debt	11,808	—	—	—	11,808

Other Liabilities	—	—	1,189	—	1,189
Deferred Taxes	—	—	—	—
Minority Interest	—	—	1,209	—	1,209
Investments in subsidiaries and Intercompany	(38,846)	3,913	8,051	26,882	—
Stockholders’ Equity	41,853	101,898	41,678	(28,272)	157,157

	$18,859	$130,933	$69,675	$(5,964)	$213,503

GUNDLE/SLT ENVIRONMENTAL, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

(in thousands)

	Successor as of December 31, 2004
	Gundle	U.S. Guarantors	Non U.S. Non-Guarantors	Consolidating Entries	Consolidated
ASSETS
Current Assets:
Cash and Cash Equivalents	$37	$14,988	$8,691	$—	$23,716
Accounts Receivable, Net	—	26,409	29,666	(6,252)	49,823
Contracts in Progress	—	669	1,216	—	1,885
Inventory	—	16,912	18,825	—	35,737
Deferred Income Taxes	—	3,449	63	—	3,512
Other Current Assets	—	4	1,301	—	1,305

Total Current Assets	37	62,431	59,762	(6,252)	115,978

Property, Plant and Equipment, Net	—	62,772	33,815		96,587
Excess of Purchase Price Over Fair Value Of Assets Acquired, Net	57,103	—	—	—	57,103
Intangible Assets	—	12,508	9,573	—	22,081
Deferred Income Taxes	—	12,027	153	—	12,180
Restricted Cash	—	—	—	—	—
Deferred Financing Costs and Other Assets, Net	13,244	926	—	—	14,170

	$70,384	$150,664	$103,303	$(6,252)	$318,099

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable and Accrued Liabilities	$2,114	$26,862	$17,187	$(6,252)	$39,911
Advance Billings on Contracts	—	296	1,176	—	1,472
Current Portion of Long-term Debt	—	—	275	—	275
Income Taxes Payable	—	528	200	—	728

Total Current Liabilities	2,114	27,686	18,838	(6,252)	42,386

Long-term Debt	167,917	—	412	—	168,329

Other Liabilities	—	—	1,262	—	1,262
Deferred Taxes	—	20,247	9,159	—	29,406
Minority Interest	—	—	2,702	—	2,702
Investments in subsidiaries and Intercompany	(151,255)	90,664	2,385	58,206	—
Stockholders’ Equity	51,608	12,067	68,545	(58,206)	74,014

	$70,384	$150,664	$103,303	$(6,252)	$318,099

GUNDLE/SLT ENVIRONMENTAL, INC.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands)

	Predecessor for the Year Ended December 31, 2003
	Gundle	U.S. Guarantors	Non U.S. Non-Guarantors	Consolidating Entries	Consolidated
Sales and operating revenue	$—	$184,969	$110,474	$(20,825)	$274,618

Cost of products and services	—	147,715	88,877	(21,133)	215,459

Gross profit	—	37,254	21,597	308	59,159

Selling, General and Administrative Expenses	—	18,178	9,226	—	27,404
Expenses related to CHS acquisition	—	1,547	—	—	1,547

Operating income (loss)	—	17,529	12,371	308	30,208

Other expenses (income)	2,487	(18,188)	(2,315)	16,705	(1,311)

Income before income taxes	(2,487)	35,717	14,686	(16,397)	31,519

Provision for income taxes	(870)	7,984	3,634	—	10,748

Net income (loss)	$(1,617)	$27,733	$11,052	$(16,397)	$20,771

	Predecessor for the Period of January 1 to May 17, 2004
	Gundle	U.S. Guarantors	Non U.S. Non-Guarantors	Consolidating Entries	Consolidated
Sales and operating revenue	$—	$41,242	$34,988	$(5,837)	$70,393

Cost of products and services	—	35,518	30,466	(5,877)	60,107

Gross profit	—	5,724	4,522	40	10,286

Selling, General and Administrative Expenses	—	7,948	4,482	—	12,430
Expenses related to CHS acquisition	—	5,863	—	—	5,863

Operating income	—	(8,087)	40	40	(8,007)

Other expenses (income)
Affiliate dividend income	(95,000)	—	—	95,000	—
Other	1,525	(77)	(168)	(1)	1,279

	(93,475)	(77)	(168)	94,999	1,279
Income before income taxes	93,475	(8,010)	208	(94,959)	(9,286)

Provision for income taxes	(869)	(1,036)	(1,073)	—	(2,978)

Net income (loss)	$94,344	$(6,974)	$1,281	$(94,959)	$(6,308)

GUNDLE/SLT ENVIRONMENTAL, INC.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands)

	Successor for the Period of May 18 to December 31, 2004
	Gundle	U.S. Guarantors	Non U.S. Non-Guarantors	Consolidating Entries	Consolidated
Sales and operating revenue	$—	$145,788	$84,211	$(12,486)	$217,513

Cost of products and services	—	117,438	67,742	(12,484)	172,696

Gross profit	—	28,350	16,469	(2)	44,817

Selling, General and Administrative Expenses	—	13,842	7,524	—	21,366

Expenses related to CHS acquisition	—	—	—	—	—

Operating income	—	14,508	8,945	(2)	23,451

Other expenses (income)

Affiliate dividend income	—	—	—	—	—

Other	12,500	(1,033)	1,007	(1)	12,473

	12,500	(1,033)	1,007	(1)	12,473

Income before income taxes	(12,500)	15,541	7,938	(1)	10,978

Provision for income taxes	(3,479)	3,474	2,679	—	2,674

Net income (loss)	$(9,021)	$12,067	$5,259	$(1)	$8,304

GUNDLE/SLT ENVIRONMENTAL, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Predecessor for the Year Ended December 31, 2003
	Gundle	U.S. Guarantors	Non U.S. Non-Guarantors	Consolidating Entries	Consolidated
Net cash flow provided by (used in) operating activities	$52	$23,900	$18,297	$(25,404)	$16,845

Net cash flow provided by (used in) investing activities:
Additions to property, plant and equipment	—	(3,530)	(4,145)	851	(6,824)
Proceeds from sale of assets	—	1,574	3,283	(851)	4,006
Other	—	(4,012)	220	—	(3,792)

	—	(5,968)	(642)	—	(6,610)
Net cash flow provided by (used in) financing activities:
Proceeds from new debt
Repayments of long-term debt	(4,482)	(368)	(91)	—	(4,941)
Proceeds from the exercise of stock options	248	—	—	—	248
Intercompany financing	4,214	(8,109)	(21,509)	25,404	—

	(20)	(8,477)	(21,600)	25,404	(4,693)

Effect of exchange rate changes on cash	—	—	93	—	93

Net increase (decrease) in cash equivalents	32	9,455	(3,852)	—	5,635
Cash and cash equivalents at beginning of year	36	33,479	8,749	—	42,264

Cash and cash equivalents at end of year	$68	$42,934	$4,897	$—	$47,899

	Predecessor for the period of January 1 to May 17, 2004
	Gundle	U.S. Guarantors	Non U.S. Non-Guarantors	Consolidating Entries	Consolidated
Net cash flow provided by (used in) operating activities	$6,541	$(23,760)	$2,373	$(180)	$(15,026)

Net cash flow provided by (used in) investing activities:
Additions to property, plant & equipment	—	(1,558)	(1,492)	—	(3,050)
Proceeds for sale of assets	—	260	—	—	260
Other	—	(1,220)	1,220	—	—

	—	(2,518)	(272)	—	(2,790)

Net cash flow provide by (used in) financing activities:
Proceeds from new debt	—	—	806	—	806
Repayments of long-term debt	(16,721)	—	(2)	—	(16,723)
Proceeds from the exercise of stock options	100	—	—	—	100
Intercompany financing	10,116	(8,950)	(1,346)	180	—

	(6,505)	(8,950)	(542)	180	(15,817)
Effect of exchange rate changes on cash	—	—	—	—	—

Net increase (decrease) in cash and cash equivalents	36	(35,228)	1,559	—	(33,633)
Cash and cash equivalents at beginning of year	68	42,934	4,897	—	47,899

Cash and cash equivalents at end of year	$104	$7,706	$6,456	$—	$14,266

GUNDLE/SLT ENVIRONMENTAL, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Successor for the period of May 18 to December 31, 2004
	Gundle	U.S. Guarantors	Non U.S. Non-Guarantors	Consolidating Entries	Consolidated
Net cash flow provided by (used in) operating activities	$(1,782)	$26,122	$14,191	$175	$38,706

Net cash flow provided by (used in) investing activities:
Additions to property, plant & equipment	—	(1,587)	(1,899)	—	(3,486)
Proceeds for sale of assets	—	552	53	—	605
Payments for acquisition of a business	(221,616)	—	—	—	(221,616)
Other	—	—	(4)	4	—

	(221,616)	(1,035)	(1,850)	4	(224,497)
Net cash flow provide by (used in) financing activities:
Revolver
Payments for financing fees	(14,071)	—	—	—	(14,071)
Proceeds from new debt	175,000	—	—	—	175,000
Repayments of long-term debt	(7,084)	—	(64)	—	(7,148)
Issuance of common stock	55,229	—	—	—	55,229
Intercompany financing	14,361	(10,099)	(4,083)	(179)

	223,435	(10,099)	(4,147)	(179)	209,010
Effect of exchange rate changes on cash	—	—	497	—	497

Net increase (decrease) in cash and cash equivalents	37	14,988	8,691	—	23,716
Cash and cash equivalents at May 17, 2004	—	—	—	—	—

Cash and cash equivalents at end of year	$37	$14,988	$8,691	$—	$23,716

GUNDLE/SLT ENVIRONMENTAL, INC.

SUPPLEMENTARY DATA

Consolidated quarterly financial data (Unaudited) —

Unaudited quarterly information for fiscal 2004 and 2003 is as follows (in thousands, except per share amounts):

	2004 Quarter						2003 Quarter
	First		Predecessor Apr. 1 – May 17 Second	Successor May 18 – June 30 Second	Third	Fourth	First	Second	Third	Fourth
Net sales	35,649		34,744	49,027	101,034	67,452	39,119	86,880	92,651	55,968
Gross profit	4,493		5,793	9,723	22,390	12,704	4,850	19,591	21,033	13,685
Income (loss) before income taxes	(4,879)		(4,407)	2,995	9,362	(1,379)	(2,644)	12,103	17,202	4,858
Net income (loss)	(2,357	)*	(3,950)	1,899	6,134	271	(1,718)	7,867	11,180	3,442
Basic earnings (loss) per Common Share	(.20	)*	(.34)	*	*	*	(.15)	.68	.97	.31
Diluted earnings (loss) per Common Share	(.20	)*	(.32)	*	*	*	(.14)	.65	.92	.29

*	The Successor Company has no outstanding publicly held common shares and therefore will not report earnings per share data.

As a result of a German tax audit the net loss, loss per basic common share and loss per diluted common share have been revised from $(3,025), $(.26) and $(.24), to $(2,357), $(.20) and $(.20), respectively.

The above data should be read in conjunction with the consolidated financial statements and notes thereto.