Form 10-Q
period 2005-03-31
GUNDLE SLT ENVIRONMENTAL INC
filed 2005-05-04
CIK 805023

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________

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

Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Exchange Act.

Yes ☐  No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 4, 2005
Common stock, par value $.01	100

GUNDLE/SLT ENVIRONMENTAL, INC.

GUNDLE/SLT ENVIRONMENTAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS)

	MARCH 31, 2005	DECEMBER 31, 2004
	(UNAUDITED)
ASSETS
CURRENT ASSETS:
CASH AND CASH EQUIVALENTS	$29,101	$23,716
ACCOUNTS RECEIVABLE, NET OF ALLOWANCE FOR BAD DEBT OF $5,827 AND $5,865	38,763	49,823
CONTRACTS IN PROGRESS	8,233	1,885
INVENTORY	30,456	35,737
DEFERRED INCOME TAXES	3,182	3,512
PREPAID EXPENSES AND OTHER	4,522	1,305

TOTAL CURRENT ASSETS	114,257	115,978

PROPERTY, PLANT AND EQUIPMENT, NET	92,811	96,587
GOODWILL	57,859	57,103
CUSTOMER LISTS AND OTHER INTANGIBLE ASSETS, NET	20,607	22,081
DEFERRED INCOME TAXES	12,146	12,180
DEFERRED FINANCING COSTS AND OTHER ASSETS, NET	13,665	14,170

	$311,345	$318,099

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES	$41,365	$39,908
ADVANCE BILLINGS ON CONTRACTS IN PROGRESS	1,154	1,472
CURRENT PORTION OF LONG-TERM DEBT	1,242	275
DEFERRED INCOME TAXES	3	3
INCOME TAXES PAYABLE	619	728

TOTAL CURRENT LIABILITIES	44,383	42,386

LONG-TERM DEBT	165,057	168,329
OTHER LIABILITIES	3,383	1,262
DEFERRED TAXES	28,078	29,406
MINORITY INTEREST	2,691	2,702

STOCKHOLDER'S EQUITY:
COMMON STOCK, $.01 PAR VALUE, 1,000 SHARES AUTHORIZED, 100 SHARES ISSUED	-	-
ADDITIONAL PAID-IN CAPITAL	60,629	60,629
RETAINED EARNINGS	3,445	8,304
ACCUMULATED OTHER COMPREHENSIVE INCOME	3,679	5,081

TOTAL STOCKHOLDER'S EQUITY	67,753	74,014

	$311,345	$318,099

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GUNDLE/SLT ENVIRONMENTAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF LOSS
(AMOUNTS IN THOUSANDS EXCEPT EARNINGS PER SHARE DATA)
(UNAUDITED)

	SUCCESSOR	PREDECESSOR
	THREE MONTHS ENDED MARCH 31, 2005	THREE MONTHS ENDED MARCH 31, 2004
		(RESTATED)
SALES AND OPERATING REVENUE	$59,664	$35,649
COST OF PRODUCTS & SERVICES	52,805	31,156

GROSS PROFIT	6,859	4,493

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	8,474	7,518
EXPENSES RELATED TO CHS ACQUISITION	-	390

OPERATING LOSS	(1,615)	(3,415)

OTHER (INCOME) EXPENSES:
INTEREST EXPENSE	4,693	1,519
INTEREST INCOME	(204)	(137)
FOREIGN EXCHANGE LOSS	21	215
MINORITY INTEREST	(10)	11
OTHER (INCOME) EXPENSE, NET	50	(144)

LOSS BEFORE INCOME TAXES	(6,165)	(4,879)

INCOME TAX BENEFIT	(1,306)	(2,522)

NET LOSS	$(4,859)	$(2,357)

BASIC AND DILUTED LOSS PER COMMON SHARE	*	$(0.20)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC AND DILUTED	*	11,539

* The Successor Company has no outstanding publicly held common shares and therefore does not report earnings per share data.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GUNDLE/SLT ENVIRONMENTAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS IN THOUSANDS)
(UNAUDITED)

	SUCCESSOR	PREDECESSOR
	THREE MONTHS ENDED MARCH 31, 2005	THREE MONTHS ENDED MARCH 31, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:		(RESTATED)
NET INCOME (LOSS)	$(4,859)	$(2,357)
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
DEPRECIATION	2,595	1,920
AMORTIZATION OF INTANGIBLES	1,739	763
DEFERRED INCOME TAXES	(1,183)	(2,184)
MINORITY INTEREST	(10)	11
LOSS (GAIN) ON SALE OF ASSETS	17	(84)
CHANGE IN OPERATING ASSETS AND LIABILITIES, NET OF EFFECTS FROM ACQUISITIONS:
ACCOUNTS RECEIVABLE	10,449	11,394
CONTRACTS IN PROGRESS	(6,385)	(2,082)
INVENTORY	4,876	(9,624)
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES	1,173	(289)
ADVANCE BILLINGS ON CONTRACTS IN PROGRESS	(277)	(545)
INCOME TAXES PAYABLE	(112)	(1,555)
OTHER ASSETS AND LIABILITIES	(2,908)	(4,313)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	5,115	(8,945)

CASH FLOWS FROM INVESTING ACTIVITIES:
ADDITIONS TO PROPERTY, PLANT AND EQUIPMENT	(555)	(1,544)
PROCEEDS FROM SALE OF ASSETS	1,105	95

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	550	(1,449)

CASH FLOWS FROM FINANCING ACTIVITIES:
PROCEEDS FROM SHORT TERM DEBT	-	87
PROCEEDS FROM THE EXERCISE OF STOCK OPTIONS AND PURCHASES UNDER THE EMPLOYEE STOCK PURCHASE PLAN	-	100
RETIREMENT OF LONG-TERM DEBT	(70)	(16,722)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(70)	(16,535)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(210)	64

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,385	(26,865)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	23,716	47,899

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$29,101	$21,034

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GUNDLE/SLT ENVIRONMENTAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)  Basis of Presentation -

General -

On May 18, 2004, GEO Sub Corp., a newly formed entity controlled by Code Hennessy & Simmons IV (“CHS IV”), merged with and into Gundle/SLT Environmental, Inc. (the “Company”), with the Company surviving the Merger (the “Merger”), and each share of Company common stock converted into the right to receive $18.50 in cash, in a transaction valued at approximately $242.1 million. As a result of the Merger, all of the outstanding capital stock of the Company is owned by GEO Holdings Corp.(“GEO Holdings”) which is controlled by CHS IV, an entity controlled by Code Hennessy & Simmons LLC (“CHS”).

The financial statements included herein for the three months ended March 31, 2004 are those of the Predecessor Company. As reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, financial data for the Predecessor’s quarter ended March 31, 2004 have been adjusted due to the results of a German tax audit completed later in 2004, and reflect a $668,000 higher income tax benefit than was originally reported. As such, the net loss of $3,025,000 originally reported for the three months ended March 31, 2004 in the Company’s Quarterly Report on Form 10-Q has been restated to a loss of $2,357,000 in this report. This adjustment reduced the reported loss per share from $0.26 to $0.20, and increased retained earnings by $668,000. The 2005 financial statements are those of the Successor Company and, as a result of the purchase price allocation discussed in Note 9, are not comparable to those of the Predecessor Company.

The accompanying unaudited, condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for the fair presentation of such financial statements for the periods indicated. Certain information relating to the Company's organization and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in this report pursuant to Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission. However, the Company believes that the disclosures herein are adequate to make the information presented not misleading. The results for the three months ended March 31, 2005 are not necessarily indicative of future operating results. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

Organization -

The Company, through GSE Lining Technology, Inc. and the Company’s other operating subsidiaries, is primarily engaged in the manufacture, sale and installation of geosynthetic lining systems.

Stock-Based Compensation -

In accordance with the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-based Compensation, prior to May 18, 2004, the Predecessor Company had elected to continue to follow the Accounting Principles Board Opinion ("APB") 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its employee stock-based compensation plans. Under APB 25, if the exercise price of employee stock options equaled or exceeded the fair value of the underlying stock on the date of grant, no compensation expense was recognized. The Company and its affiliates have not granted any stock options other than those rollover options granted by GEO Holdings discussed in Note 5. The rollover options were recorded at fair market value in connection with the purchase price allocation discussed in Note 9.

Reclassifications -

The accompanying consolidated 2004 financial statements contain certain reclassifications to conform to the presentation used in 2005.

(2)  Inventory -

Inventory is stated at the lower of cost or market. Cost, which includes material, labor and overhead, is determined by the weighted average cost method, which approximates the first in, first out cost method. Inventory consisted of the following (in 000’s):

	March 31, 2005	December 31, 2004
Raw materials & supplies	$9,222	$10,060
Finished goods	21,234	25,677

Total	$30,456	$35,737

(3)  Income Taxes -

The Company’s provision for income taxes is recorded at statutory rates for each tax jurisdiction based on expected total fiscal year results, adjusted for certain permanent differences. Income tax benefit for the first quarter of 2005 was reduced by $1,241,000 to reinstate a deferred tax valuation allowance related to foreign tax credits generated prior to the May 18, 2004 Merger transaction recorded as an income tax benefit in the fourth quarter of 2004.

Also in the first quarter of 2005, the Company corrected purchase accounting for the May 18, 2004 Merger transaction by increasing the deferred tax valuation allowance related to certain foreign tax credits available to the Company at the date of the Merger resulting in a net increase in recorded goodwill and a net decrease in recorded deferred tax assets of $1,728,000 at May 18, 2004 (see note 9).

(4)  Warranty Reserve -

The Company accrues a warranty reserve based on estimates for warranty claims. This estimate is based on historical claims and current business activities and is accrued as a cost of sales in the period such business activity occurs. The table below reflects a summary of activity of the Company’s warranty reserve which is included in accounts payable and accrued liabilities in the accompanying balance sheet (in 000’s).

Balance at December 31, 2004	$2,598
Warranty obligations accrued/adjusted	(114)
Warranty obligations paid	(155)
Balance at March 31, 2005	$2,329

(5)  Equity -

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

Each member of management that exchanged Predecessor Company options for a GEO Holdings option entered into an executive securities agreement, a stockholders agreement and an equity registration rights agreement. Pursuant to the executive securities agreement, the executives exchanged 40% of their options to purchase the Predecessor Company’s common stock for an option to purchase the common stock of GEO Holdings. These rollover options were valued at $5.4 million using the Black-Scholes Valuation Method and are included in the Merger purchase price as disclosed in Note 9. The GEO Holdings stockholders agreement provides restrictions on the executive’s ability to vote their shares on certain matters and provides certain restrictions on the executive’s ability to transfer the securities, including a right of first refusal to GEO Holdings and CHS. The equity registration rights agreement provides customary “piggyback” registration rights to the option holders, and “demand” and “piggyback” registration rights to CHS.

(6)  Related Party Transactions -

Management Agreement with CHS Management IV LP -

In connection with the Merger, the Company entered into a management agreement with GEO Holdings and CHS Management IV LP (“CHS Management”), a limited partnership (1) of which CHS is the general partner and (2) which is the general partner of CHS IV. Pursuant to the management agreement, CHS Management provides certain financial and management consulting services to GEO Holdings and to the Company. In consideration of those services, the Successor Company pays fees to CHS Management in an aggregate annual amount of $2.0 million, payable in equal monthly installments. The Successor Company also agreed to reimburse CHS Management for its reasonable travel and other out-of-pocket expenses and pay additional transaction fees to them in the event the Company or any of its affiliates complete add-on acquisitions. The Successor Company also provides customary indemnification to CHS Management. In connection with the structuring and implementation of the Merger and related financing transactions, GEO Holdings paid CHS Management fees in the aggregate amount of $5.0 million at the completion of the Merger. Under the Management Agreement, GEO Holdings agreed to pay CHS Management a fee equal to 5% of the proceeds of GEO Holdings capital stock purchased from time to time by CHS Management or its affiliates. The annual management fee is subordinated to the prior payment in full of principal, interest and premium due and owing under the Company’s new senior credit facility and the indenture governing its senior notes, but the Successor Company may pay the management fee at all times except during certain events of default under the new senior credit facility or under the indenture governing the notes. In the event any portion of the management fee is not so paid, such amount will accrue and become due and payable in the next month when payment is permitted.

(7)  Stock Based Compensation -

Predecessor Company Stock Option Pro Forma -

The following table illustrates the effect on net income (loss) and earnings (loss) per share as if the fair value method, in accordance with Statement of Financial Accounting Standards No. 123, had been applied to all outstanding and unvested awards in each period for which financial statements of the Predecessor are presented (in 000’s).

(Predecessor)
Three months
ended
March 31, 2004
Net loss applicable to common stockholders:	(RESTATED)
As reported	$(2,357)

Deduct: Total stock-based employee compensation expense under fair value based method for all awards, net of tax	180

Pro forma net loss applicable to common stockholders	$(2,537)

Basic and diluted loss per share:
As reported	(.20)

Pro forma	(.22)

As discussed in Note 1, the Company does not sponsor a stock option plan for its employees.

(8)  Other Comprehensive Income -

	Successor	Predecessor
	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
		(RESTATED)
Net Loss	$(4,859)	$(2,357)
Translation adjustment	(1,402)	(59)

Comprehensive Loss	$(6,261)	$(2,416)

(9)  Business Combinations -

CHS Transaction 2004 -

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

The aggregate purchase price of $242.1 million included $229.1 million paid for all of the outstanding stock and stock options of the Company, $6.8 million of closing costs and fees, $5.4 million for the value of management options contributed, and the assumption of $0.8 million of debt. Geo Holdings had no operations prior to the acquisition of the Company.

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

The following table summarizes the estimated fair values of the assets and liabilities as of May 18, 2004 (in 000’s).

Current assets	$110,115
Property and equipment	97,744
Deferred taxes	10,755
Restricted cash	18,056
Customer lists and other intangibles	24,200
Other assets	2,609
Goodwill	57,859

Total assets acquired	321,338

Current liabilities	39,220
Reserve for patent infringement	9,500
Minority interest	2,399
Other liabilities	1,134
Deferred taxes	31,722

Total liabilities assumed	83,975

Net assets acquired	$237,363

The initial purchase price allocation made by the Successor Company is preliminary and subject to change for a period of one year following the Merger, although management believes it is materially correct as of March 31, 2005.

Unaudited pro forma information of the Company assuming the Merger was completed on January 1, 2004 is summarized below (in 000’s). The pro forma information includes adjustments primarily for changes to interest costs related to new financing, and increased depreciation and amortization expense from the revaluation of assets in conjunction with the Merger. The pro forma information is not necessarily indicative of the results of operations had the Merger been effected on the assumed date, or the results of operations for any future periods.

Three Months Ended March 31, 2004
Sales and operating revenue	$35,649
Net (loss)	$(8,273)

(10)  Long-Term Debt -

Long-term debt consists of the following (in 000’s):

	March 31, 2005	December 31, 2004

11% Senior Notes	$150,000	$150,000
Term Loan, with quarterly installments of $995,000 bearing interest at a floating rate, 6.09% at March 31, 2005	17,917	17,917
Provision for fair value of interest rate swap	(2,263)	-
Term Loan - Egyptian bank secured by equipment, bears interest at 14% with quarterly installments of $70,000	645	687
	166,299	168,604
Less current maturities	(1,242)	(275)
	$165,057	$168,329

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

Senior Credit Facility -

In connection with the Merger, the Company entered into a new $65.0 million senior secured credit facility with UBS Loan Finance LLC and certain other lenders.

The new senior credit facility provides a $25.0 million term loan facility and a revolving credit facility of up to $40.0 million. The revolving credit facility includes a letter of credit sub-facility of $10.0 million and a swing line sub-facility of $15.0 million. The term loan matures in May 2010 and the revolving credit facility matures in May 2009. The term loan facility amortizes on 24 consecutive equal quarterly installments. Borrowings bear interest, at the Company’s option, at either a base rate or LIBOR plus, in each case, an applicable interest margin. The applicable interest margin for the term loan is 2.00% per annum for base rate loans or 3.00% per annum for LIBOR loans. The applicable interest margin for revolving loans is 1.75% per annum for base rate loans or 2.75% per annum for LIBOR loans. The applicable interest margins for the revolving credit facility and the term loan is adjustable by the lenders based upon the Company’s reported financial results, including its debt leverage ratio. The Company is also required to pay customary agency fees and expenses.

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

Foreign Debt -

At March 31, 2005, the Company had five local foreign credit facilities. It had credit facilities with two German banks in the amount of EUR 5,100,000 (USD $6,610,000). These revolving credit facilities are secured by a corporate guarantee and bear interest at various market rates. These credit facilities are used primarily to guarantee the performance of European installation contracts and temporary working capital requirements. At March 31, 2005, the Company had EUR 2,880,000 ($3,733,000) available under these credit facilities with EUR 2,220,000 (USD $2,877,000) of bank guarantees outstanding.

The Company has two credit facilities with Egyptian banks in the amount of EGP 6,250,000 (USD $1,077,000). These credit facilities bear interest at various market rates and are primarily for cash management purposes. At March 31, 2005, the Company had EGP 3,778,000 (USD $651,000) available under these credit facilities with EGP 2,472,000 (USD $426,000) of bank guarantees outstanding.

The Company has an EGP 5,000,000 (USD $862,000) term loan with an Egyptian bank, bearing interest at 14%, secured by equipment. The promissory note requires quarterly payments of EGP 417,000 (USD $70,000) plus interest on July 27, October 27, January 27, and April 27, maturing in April 2007, and has a balance outstanding at March 31, 2005 of EGP 3,750,000 (USD $645,000).

The Company has a credit facility with a Canadian bank in the amount of Canadian Dollar 500,000 (USD $413,000) that bears interest at market rate, secured by all assets. At March 31, 2005, the Company had the full amount available under this line.

The US dollar equivalent amounts are determined using the exchange rates in effect on March 31, 2005.

Predecessor Company Notes -

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

Summarized below are the maturities of long-term debt of the Company during the next five years and thereafter, excluding the fair value adjustments associated with the interest rate swap because it will not result in cash payments(in 000’s).

Year Ending December 31
2005	$238
2006	4,247
2007	4,122
2008	3,981
2009	3,981
Thereafter	151,993
Total	$168,562

Derivative Financial Instruments -

As of March 31, 2005, the Company has an interest rate swap outstanding with a notional amount of $75,000,000. The fair value of the outstanding swap was a liability of approximately $2,263,000, which is reflected in the consolidated balance sheet in other liabilities, and the carrying amount of the related debt has been decreased by the same amount in accordance with the short-cut method provided by Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities”.

During the three month period ended March 31, 2005, the interest rate swap agreement reduced net interest expense by approximately $270,000.

(11)  New Accounting Pronouncements -

In December 2004, FASB issued Statement No. 123(R, revised 2004), “Share-Based Payment”, which is a revision of FASB Statement of No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. FAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, and pro forma disclosure is no longer an alternative to financial statement recognition. FAS 123(R) is effective for public companies at the beginning of the first annual period beginning after June 15, 2005. The adoption is not expected to have a material effect on the Company’s results of operation, financial position or cash flow.

In January 2004, FASB issued Statement of Financial Accounting Standards No. 151 - Inventory Costs (an amendment of ARB No. 43, Chapter 4)which outlines the accounting treatment for certain manufacturing related costs, such as idle facility expense, freight, handling cost, and spoilage. This Statement requires that those items be recognized as current-period charges. In addition this statement requires that allocation of fixed production overheads to the costs of conversions be based on the normal capacity of the production facilities. FAS 151 is effective for public companies at the beginning of the first interim or annual period beginning after June 15, 2005. The adoption is not expected to have a material effect on the Company’s results of operation, financial position or cash flow.

(12)  Litigation Update -

The Company is a third-party defendant in a lawsuit that was filed in September 1997 in the Supreme Court of New York, County of Richmond (Mario Cicala v. Interstate Industrial Corporation, Stearns, Conrad and Schmidt Consulting Engineers, Inc., Interstate Industrial Corporation v. Gundle Lining Construction Corp. and Gundle Lining Construction Corp. v. The City of New York; Case No. 13076/97). The plaintiff, Mario Cicala, was a union employee of Gundle Lining Construction Corp. (now known as GSE Lining Technology, Inc.) who slipped and fell at the Freshkills Landfill and brought a claim against the primary defendants for $20,000,000. Interstate Industrial Corporation (Interstate) has, in turn, sued the Company for contractual indemnity and contribution. The Company has paid out $250,000 in worker’s compensation benefits to Mr. Cicala under a commercial worker’s compensation policy with a $250,000 deductible issued by Reliance Insurance Company-In Liquidation (Reliance). The New York Property/Casualty Insurance Security Fund has assumed control and responsibility for future worker’s compensation benefit payments. The Company also had a commercial general liability policy issued by Reliance which provided for a $100,000 deductible and coverage of up to $5,000,000. In light of Reliance’s liquidation, the Texas Property and Casualty Insurance Guaranty Association (Texas Guaranty Association) is providing for the cost of the defense and the Company believes that the Texas Guaranty Association will provide insurance recovery for this matter, but only up to $300,000 above the original deductible of $100,000. In addition, the Company believes that the application of the Texas Guaranty Act will limit Interstate’s recovery against the Company to the amount the Company receives from the Texas Guaranty Association. However, Interstate has argued that the Texas Guaranty Act does not apply to a New York lawsuit and, should the Supreme Court of New York agree with this position, the Company may be subject to a significant damage award that is not covered by insurance (until its $15,000,000 excess liability policy issued by Northfield Insurance Company, which provides for coverage above the original Reliance primary policy limit of $5,000,000, kicks-in). Mr. Cicala’s last settlement offer was made in November 2004 for $5,000,000. The Company cannot at this time reasonably assess its exposure to a contribution damage award to Interstate.

On January 14, 2004, the Company received a letter from Shire Equipment Leasing Corporation (“Shire”) (Defendant, along with Robert Steinbert, as trustee for the bankruptcy estate of Pro Air) relating to litigation instituted by Wembley Ltd., the holder of record of 4,557,143 shares of the Company’s common stock and the Company’s largest stockholder prior to the Merger. In the litigation, Wembley is seeking a declaratory judgment that neither Pro Air, Inc., which filed a petition under the United States Bankruptcy Code in 2000, nor Shire, Pro Air’s Assignee, ever acquired an ownership interest in 1,100,000 of these shares. The dispute relates to Wembley’s delivery to Pro Air in 1997 of a stock certificate representing the disputed shares along with an assignment of stock, or stock power, which provided that the assignment of the Company’s shares was valid only if done in compliance with certain specified conditions. The parties disagree as to whether those conditions were met. The stock power was executed by Wembley’s president, who was then Chairman of the Company, and is now also the Company’s president and chief executive officer. In March 1998, Wembley’s president sent a letter to the Company’s stock transfer agent requesting that the agent not transfer any Company shares held by Wembley to Pro Air. In April 1998, Pro Air asked the Company to reflect Pro Air on the Company’s books as the holder of record of the disputed shares, but the Company declined to do so, informing Pro Air that it had no record of Pro Air being a Company shareholder. In its January 2004 letter, Shire claimed that Pro Air’s damages from its inability to liquidate the shares exceeded $200,000,000 and said that if Shire prevailed, it would “explore all other potentially responsible parties,” if Wembley, its affiliates and one of their owners were unable to satisfy a judgment. Shire further indicated it would pursue claims against the Company if testimony revealed that the Company acted in concert with Wembley to prevent the transfer of the disputed shares. Shire also claimed that it, and not Wembley, was entitled to vote the disputed shares.

Wembley voted all of the Company shares of which it was the holder of record (including the disputed shares) in favor of the Merger at the special meeting of stockholders held on May 11, 2004. Had the disputed shares not been voted in favor of the Merger, the Merger would nevertheless have been approved by the shareholders by the requisite vote. On December 16, 2004, Wembley prevailed in its declaratory judgment action with the issuance of a judgment that neither Pro Air nor Shire, Pro Air’s assignee, ever acquired an ownership interest in the 1,100,000 shares. Wembley has initiated the steps necessary to send the shares to the Company’s transfer agent and obtain the consideration from the Merger that has been held in escrow of $18.50 per share. Shire has filed an appeal with the Ninth Circuit Court of Appeals and Wembley has filed a cross appeal.

On April 20, 2005, the trial court granted Shire’s motion to stay execution of the judgment. The court ordered Shire to surrender the Gundle share certificates to Mellon Investor Services LLC, and required the parties to deposit the merger consideration into an escrow account.

The Company believes that this dispute is between Wembley and Shire. Accordingly, if a claim is asserted against the Company, the Company intends to defend itself vigorously.

(13)  Condensed Consolidated Guarantor and Non-Guarantor Financial Information -

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

GUNDLE/SLT ENVIRONMENTAL, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

	Successor

	As of March 31, 2005

		US	Non US	Consolidating
	Gundle	Guarantors	Non-Guarantors	Entries	Consolidated
(in thousands)
ASSETS
Current Assets:
Cash and Cash Equivalents	$37	$15,977	$13,087	$-	$29,101
Accounts Receivable, Net		19,485	25,639	(6,361)	38,763
Contracts in Progress		6,633	1,600		8,233
Inventory		14,748	15,708		30,456
Deferred Income Taxes	-	3,121	61	-	3,182
Other Current Assets	-	3,074	1,448	-	4,522
Total Current Assets	37	63,038	57,543	(6,361)	114,257

Property, Plant and Equipment, Net		60,027	32,784		92,811
Goodwill	57,859	-	-		57,859
Intangible Assets		11,783	8,824		20,607
Deferred Income Taxes		12,000	146		12,146
Restricted Cash	-	-	-		-
Deferred Financing Costs and Other Assets, Net	12,746	898	21		13,665

	$70,642	$147,746	$99,318	$(6,361)	$311,345

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
Accounts Payable and Accrued Liabilities	$5,972	$25,833	$15,926	$(6,363)	$41,368
Advance Billings on Contracts		202	952		1,154
Current Portion of Long-term Debt	955		287		1,242
Short-term Debt	-	-	-		-
Income Taxes Payable	-	266	353	-	619
Total Current Liabilities	6,927	26,301	17,518	(6,363)	44,383

Long-term Debt	164,698	-	359		165,057

Other Liabilities	2,263		1,120		3,383
Deferred Taxes		19,447	8,631		28,078
Minority Interest			2,691		2,691
Investments in Subsidiaries and Intercompany	(148,508)	88,740	1,761	58,007	-
Stockholder's Equity	45,262	13,258	67,238	(58,005)	67,753

	$70,642	$147,746	$99,318	$(6,361)	$311,345

GUNDLE/SLT ENVIRONMENTAL, INC.

CONDENSED CONSOLIDATING BALANCE SHEET
	Successor

	As of December 31, 2004

		US	Non US	Consolidating
	Gundle	Guarantors	Non-Guarantors	Entries	Consolidated
(in thousands)
ASSETS
Current Assets:
Cash and Cash Equivalents	$37	$14,988	$8,691	$-	$23,716
Accounts Receivable, Net		26,409	29,666	(6,252)	49,823
Contracts in Progress		669	1,216		1,885
Inventory		16,912	18,825		35,737
Deferred Income Taxes	-	3,449	63	-	3,512
Other Current Assets	-	4	1,301	-	1,305
Total Current Assets	37	62,431	59,762	(6,252)	115,978

Property, Plant and Equipment, Net		62,772	33,815		96,587
Goodwill	57,103	-	-		57,103
Intangible Assets		12,508	9,573		22,081
Deferred Income Taxes		12,027	153		12,180
Restricted Cash	-	-	-		-
Deferred Financing Costs and Other Assets, Net	13,244	926			14,170

	$70,384	$150,664	$103,303	$(6,252)	$318,099

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
Accounts Payable and Accrued Liabilities	$2,114	$26,862	$17,187	$(6,252)	$39,911
Advance Billings on Contracts		296	1,176		1,472
Current Portion of Long-term Debt	-		275		275
Short-term Debt	-	-	-		-
Income Taxes Payable	-	528	200	-	728
Total Current Liabilities	2,114	27,686	18,838	(6,252)	42,386

Long-term Debt	167,917	-	412		168,329

Other Liabilities			1,262		1,262
Deferred Taxes		20,247	9,159		29,406
Minority Interest			2,702		2,702
Investments in Subsidiaries and Intercompany	(151,255)	90,664	2,385	58,206	-
Stockholder's Equity	51,608	12,067	68,545	(58,206)	74,014

	$70,384	$150,664	$103,303	$(6,252)	$318,099

GUNDLE/SLT ENVIRONMENTAL, INC.

CONDENSED STATEMENT OF OPERATIONS
	Successor

	For the Three Months Ended March 31, 2005

		US	Non US	Consolidating
	Gundle	Guarantors	Non-Guarantors	Entries	Consolidated
(in thousands)
Sales and operating revenue	$-	$34,981	$26,407	$(1,724)	$59,664

Cost of products and services		30,922	23,607	(1,724)	52,805

Gross profit	-	4,059	2,800	-	6,859

Selling, General and Administrative Expenses		5,893	2,581		8,474
Expenses related to CHS acquisition		-	-		-

Operating income (loss)	-	(1,834)	219	-	(1,615)

Other expenses (income)
Affiliate dividend income		-			-
Other	8,232	(3,752)	70	-	4,550
	8,232	(3,752)	70	-	4,550

Loss before income taxes	(8,232)	1,918	149	-	(6,165)

Provision for income taxes	(1,887)	728	(147)	-	(1,306)

Net loss	$(6,345)	$1,190	$296	$-	$(4,859)

	Predecessor

	For the Three Months Ended March 31, 2004

		US	Non US	Consolidating
	Gundle	Guarantors	Non-Guarantors	Entries	Consolidated
(in thousands)
Sales and operating revenue	$-	$18,484	$20,281	$(3,116)	$35,649

Cost of products and services		17,052	17,247	(3,143)	31,156

Gross profit	-	1,432	3,034	27	4,493

Selling, General and Administrative Expenses		5,024	2,494		7,518
Expenses related to CHS acquisition		390	-		390

Operating loss	-	(3,982)	540	27	(3,415)

Other expenses (income)
Affiliate dividend income	(95,000)	-		95,000	-
Other	1,502	(114)	76		1,464
	(93,498)	(114)	76	95,000	1,464

Loss before income taxes	93,498	(3,868)	464	(94,973)	(4,879)

Provision for income taxes	(526)	(1,783)	(762)	549	(2,522)

Net loss	$94,024	$(2,085)	$1,226	$(95,522)	$(2,357)

GUNDLE/SLT ENVIRONMENTAL, INC.

CONDENSED STATEMENT OF CASH FLOWS

	Successor

	For the Three Months Ended March 31, 2005

		US	Non US	Consolidating
	Gundle	Guarantors	Non-Guarantors	Entries	Consolidated
(in thousands)
Net cash flow provided by (used in) operating activities	$201	$(745)	$5,659	$-	$5,115

Net cash flow provided by (used in) investing activities:
Additions to property, plant & equipment		(146)	(409)		(555)
Proceeds from sale of assets		1,056	49		1,105
Other		-		-	-
	-	910	(360)	-	550

Net cash flow provided by (used in) financing activities:
Revolver		-	-		-
Payments for financing fees		-			-
Proceeds from new debt		-			-
Repayments of long-term debt			(70)		(70)
Issuance of common stock		-			-
Intercompany financing	(201)	824	(623)	-	-
	(201)	824	(693)	-	(70)

Effect of exchange rate changes on cash			(210)		(210)

Net increase (decrease) in cash and cash equivalents	-	989	4,396	-	5,385
Cash and cash equivalents at beginning of period.	37	14,988	8,691		23,716

Cash and cash equivalents at end of period	$37	$15,977	$13,087	$-	$29,101

	Predecessor

	For the Three Months Ended March 31, 2004

		US	Non US	Consolidating
	Gundle	Guarantors	Non-Guarantors	Entries	Consolidated
(in thousands)
Net cash flow provided by (used in) operating activities	$151	$(10,206)	$951	$159	$(8,945)

Net cash flow provided by (used in) investing activities:
Additions to property, plant & equipment		(1,184)	(360)		(1,544)
Proceeds from sale of assets		95	-		95
Other		(1,220)	1,220	-	-
	-	(2,309)	860	-	(1,449)

Net cash flow provided by (used in) financing activities:
Revolver		-	-		-
Payments for financing fees		-			-
Proceeds from new debt		-	87		87
Repayments of long-term debt	(16,721)		(1)		(16,722)
Issuance of common stock	100	-			100
Intercompany financing	16,493	(15,471)	(863)	(159)	-
	(128)	(15,471)	(777)	(159)	(16,535)

Effect of exchange rate changes on cash			64		64

Net increase (decrease) in cash and cash equivalents	23	(27,986)	1,098	-	(26,865)
Cash and cash equivalents at beginning of period	68	42,934	4,897		47,899

Cash and cash equivalents at end of period	$91	$14,948	$5,995	$-	$21,034

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Overview -

Gundle/SLT Environmental, Inc. (the “Company” or “GSE”) is a leading manufacturer, marketer and installer of a broad array of geosynthetic lining products and a high volume producer of resin based products made primarily from polyethylene and polypropylene resins. The Company’s primary products consist of geosynthetic lining materials of membranes, drainage nets, composites, textiles, and clay liners. The Company sells installation of its products in the United States, Germany and the United Kingdom. Approximately 25% of GSE’s products are installed by the Company with the balance installed by independent installers.

The demand for our products is primarily driven by municipal solid waste landfill development where environmental regulations require our liner products. This application represents between 65% and 70% of the Company’s revenues. Factors influencing demand include population growth, migration trends, solid waste per capita, environmental concerns of developing countries, and disposal methods. The worldwide municipal solid waste landfill market continues to grow between 2% and 4% per year. Other demands for our products are heap leach mining of metals, water management, agriculture, aquaculture, and other industrial applications. Growth and demand for our products in these markets is more cyclical due to the nature of these industries.

Raw material cost of our products makes up approximately 70% of our product cost. The cost of these raw materials changes due to factors outside of the Company’s control, including worldwide capacity, market demand, and the price of feed stocks such as natural gas and oil. The Company’s profitability depends on its ability to change the prices of its products as raw material costs change, which the Company has historically been able to do. The Company’s profitability is also influenced by competitive pressures. While GSE supplies 40% to 50% of the world’s geosynthetic products, most of GSE’s competitors are regional, family owned businesses that bid for business along with the Company in their areas. The competitive bidding can lower GSE’s profitability.

The Merger -

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

Results of Operations -

Three months ended March 31, 2005, compared to three months ended March 31, 2004:

Selected financial data (in 000’s):

	Successor	Predecessor
	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
		(RESTATED)
Sales and operating revenue	$59,664	$35,649
Gross profit	6,859	4,493
Selling general & administrative expenses	8,474	7,518
Expenses related to CHS transaction	-	390
Operating (loss)	(1,615)	(3,415)
Interest expense	4,693	1,519
Interest income	(204)	(137)
Foreign exchange loss	21	215
Minority interest	(10)	11
Other expense (income), net	50	(144)
Loss before tax	(6,165)	(4,879)
Income tax benefit	(1,306)	(2,522)
Net loss	$(4,859)	$(2,357)

For the quarter ended March 31, 2005, sales and operating revenue was $59,664,000 compared with $35,649,000 for the same period last year, an increase of $24,015,000, or 67%. Units shipped for the quarter ended March 31, 2005 were up 51% from the prior year and unit prices were up 10.7%. Units installed for the quarter ended March 31, 2005 were up 9.5% from last year’s first quarter.

U.S. sales and operating revenue totaled $28,695,000 for the quarter ended March 31, 2005, a 76% increase over the same period last year. U.S. units shipped were up 60.5% for the quarter ended March 31, 2005. U.S. installation revenue, recognized on a cost percentage-of-completion basis, was even with the prior year. U.S. revenues were up primarily due to an acceleration of shipments to our largest customer in the first quarter that normally occur in the second and third quarters, and due to sales price increases that followed substantially higher raw material costs in 2005.

Foreign sales and operating revenue totaled $30,969,000 for the quarter March 31, 2005, up 59.7% from the same period last year. Foreign units shipped for the quarter ended March 31, 2005 were up by 44.5% from the same period last year primarily due to sales originating in Europe. Foreign installation revenue, recognized on a cost percentage-of-completion basis, was down 5.5%. Foreign currency translation decreased foreign sales and operating revenue for the quarter ended March 31, 2005 by approximately $892,000, or 2.5% of last year’s consolidated sales and operating revenue. Foreign revenues were up primarily due to a large African order received in 2004 and shipped during the first quarter of 2005, and due to sales price increases that followed substantially higher raw material costs in 2005.

Gross profit for the first quarter of 2005 was $6,859,000, or 52.6% higher than the $4,493,000 of gross profit in the prior year’s comparable period. This increase was primarily due to increased shipments. Gross profit, as a percentage of sales and operating revenue, was 11.5% for the first quarter of 2005, compared with 12.6% for the comparable period in the prior year. This year’s margin was negatively affected by acquisition step-up depreciation equal to 1.4% of sales and operating revenue. U.S. gross profit increased 261% from the first quarter last year primarily due to the higher units shipped. Foreign gross profit decreased 1.8% from the first quarter last year primarily due to lower margins on the large African order shipped in the first quarter of 2005 at lower prices. Foreign currency translation decreased 2005 gross profit by approximately $90,000 when compared to the comparable prior year period.

Selling, general and administrative (SG&A) expenses for the first quarter of 2005 were $8,474,000, compared to $7,518,000 in the first quarter of 2004. Increased costs resulted primarily from $1,241,000 of amortization of Successor Company intangible assets, and a $507,000 management fee paid to CHS. These increases were partially offset by approximately $500,000 of cost reductions implemented primarily in Europe. SG&A also decreased by $97,000 from foreign currency translation when compared to the comparable prior year period.

Interest expense of $4,693,000 for the first quarter of 2005 was significantly more than last year's $1,519,000. This year's cost includes higher interest rates on higher debt as a result of the Merger.

The benefit for income taxes for the quarter ended March 31, 2005 was $1,306,000, compared to $2,522,000 in the same period last year. The provision is determined using statutory rates for each tax jurisdiction adjusted for certain permanent differences based upon its expected total fiscal year results. Income tax benefit for the first quarter of 2005 was reduced by $1,241,000 to reinstate a deferred tax valuation allowance related to foreign tax credits generated prior to the May 18, 2004 Merger transaction recorded as an income tax benefit in the fourth quarter of 2004. The income tax benefit for the first quarter of 2004 was restated to reflect a tax benefit in Germany of $668,000 that had not been determined as of the time we reported those results.

Outlook -

We expect our sales and operating revenue to be higher in 2005 than in 2004, primarily from increased sales prices following increases in resin cost. We believe resin cost per pound could average ten cents per pound more in 2005 than in 2004, based on current prices in the market. Based on plans presented to us by our major solid waste customers, we expect demand for our products in the North American market in 2005 will be lower than in 2004. We have been informed by our largest customer that its reduction in capital spending in 2005 is the result of a shifting of expenditures from landfills to trucks that should shift back to landfills in 2006. We are seeing a strong demand in most of our international markets. This demand has been triggered by major projects that are exceptional in size. We expect these markets to grow between 4% and 5% in 2005, offsetting most of the U.S. decline. We also expect our installation activity to decrease in the United States due to the lowered solid waste customer programs and competitive pressures.

We expect our full year gross profit to be down slightly due to the higher level of competitive bid pricing pressures experienced in 2004 and continuing in 2005. This situation was created in part by the addition of capacity by GSE and our competitors in 2004 in excess of the market growth. Our intent is to maintain our 2004 margin spread over resin costs in 2005. However, maintaining that spread with higher selling prices will result in full year gross profit margins declining, as a percentage of sales, by more than two percentage points.

Exclusive of non cash amortization costs, we expect to have lower selling and administrative costs to compensate for the decrease in gross profit. We expect these reductions to result from actions taken in 2004 and continued in 2005, primarily personnel reductions. Accordingly, we expect to improve on our debt covenant measurements in 2005 from 2004.

Liquidity and Capital Resources -

Sources of Liquidity -

The Company’s primary source of liquidity during the period ended March 31, 2005 was cash on hand and its revolving credit facility. At March 31, 2005, the Company had working capital of $69,874,000, of which $29,101,000 was cash and cash equivalents. The Company believes that it has sufficient funding from cash on hand, cash expected from future operations and financing agreements to meet its anticipated liquidity needs, including anticipated requirements for working capital, capital expenditures and debt service in 2005.

Total capitalization as of March 31, 2005 was $236,315,000, consisting of $67,753,000 in stockholder’s equity and $168,562,000 of debt(excluding the non-cash, fair value adjustment for the interest rate swap).

Capital spending in 2005 is expected to be approximately $3,700,000, of which $555,000 was expended in the first quarter. The Company expects to fund these costs with cash on hand or borrowings under its revolving credit facility.

Borrowing Arrangements -

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

In connection with the Merger, the Company entered into a new $65.0 million senior secured credit facility with UBS Loan Finance LLC and certain other lenders. The new senior credit facility provides a $25.0 million term loan facility and a revolving credit facility of up to $40.0 million. The revolving credit facility includes a letter of credit sub-facility of $10.0 million and a swing line sub-facility of $15.0 million. The term loan matures in May 2010 and the revolving credit facility matures in May 2009. The term loan facility amortizes on 24 consecutive equal quarterly installments. Borrowings bear interest, at our option, at either a base rate or LIBOR plus, in each case, an applicable interest margin. The applicable interest margin for the term loan is 2.00% per annum for base rate loans or 3.00% per annum for LIBOR loans. The applicable interest margin for revolving loans is 1.75% per annum for base rate loans or 2.75% per annum for LIBOR loans. The applicable interest margins for the revolving credit facility and the term loan is adjustable by the lenders based upon the Company’s reported financial results, including its debt leverage ratio. We are also required to pay customary agency fees and expenses. The new senior credit facility requires prepayment with the net proceeds of certain asset sales, the net proceeds of certain issuances of debt or preferred stock, a portion of net proceeds of certain issuances of common equity, the net proceeds from casualty and condemnation events in excess of amounts applied to repair or replace such assets, and an agreed-upon percentage of our excess cash flow (subject to certain baskets).

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

The new senior credit facility requires us to meet certain financial tests, including but not limited to, a minimum interest coverage ratio, a maximum leverage ratio, a minimum fixed charge coverage ratio and maximum capital expenditures. In addition, the new senior credit facility contains restrictive covenants which limits, among other things, dispositions of assets, certain business changes, certain ownership changes, mergers, acquisitions, dividends, stock repurchases and redemptions, incurrence of indebtedness, issuance of preferred stock, investments, liens, transactions with affiliates, sale and leaseback transactions, and other matters customarily restricted in such agreements. The new senior credit facility provides for customary events of default. At March 31, 2005, the Company had $37,860,525 available under this line of credit facility.

At March 31, 2005, the Company had five local foreign credit facilities. It had credit facilities with two German banks in the amount of EUR 5,100,000 (USD $6,610,000). These revolving credit facilities are secured by a corporate guarantee and bear interest at various market rates. These credit facilities are used primarily to guarantee the performance of European installation contracts and temporary working capital requirements. At March 31, 2005, the Company had EUR 2,880,000 (USD $3,733,000) available under these credit facilities with EUR 2,220,000 (USD $2,877,000) of bank guarantees outstanding.

The Company has two credit facilities with Egyptian banks in the amount of EGP 6,250,000 (USD $1,077,000). These credit facilities bear interest at various market rates and are primarily for cash management purposes. At March 31, 2005, the Company had EGP 3,778,000 (USD $651,000) available under these credit facilities with EGP 2,472,000 (USD $426,000) of bank guarantees outstanding.

The Company has an EGP 5,000,000 (USD $862,000) term loan with an Egyptian bank, bearing interest at 14%, secured by equipment. The promissory note requires quarterly payments of EGP 417,000 (USD $70,000) plus interest on July 27, October 27, January 27, and April 27, maturing in April 2007, and has a balance outstanding at March 31, 2005 of EGP 3,750,000 (USD $645,000).

The Company has a credit facility with a Canadian bank in the amount of Canadian Dollar 500,000 (USD $413,000) that bears interest at market rate, secured by all assets. At March 31, 2005, the Company had the full amount available under this line.

The US dollars equivalent amounts are determined using the exchange rates in effect on March 31, 2005.

Sources and Uses of Cash -

	Three Months Ended
	Successor March 31, 2005	Predecessor March 31, 2004
Cash provided by(used in) operating activities	$5,115,000	$(8,945,000)

Cash provided by (used in) investing activities	$550,000	$(1,449,000)

Cash provided by (used in) financing activities	$(70,000)	$(16,535,000)

Cash provided by operating activities during the three months ended March 31, 2005 increased in comparison to the prior year primarily due to reduced working capital, primarily inventories on hand.

Cash provided by investing activities during the three months ended March 31, 2005 was higher than cash used in the prior year, primarily due to $1,023,000 cash proceeds from the sale of real estate in 2005, and from reduced first quarter capital expenditures in the U.S. primarily in the installation area. Also in 2004, approximately $500,000 was expended on the expansion of the Thailand manufacturing plant.

Cash used in financing activities during the quarter ended March 31, 2005, was substantially less than the prior year when the Company paid off the 9.22% term notes of the Predecessor Company in January 2004.

Other -

The Company’s operations are subject to seasonal fluctuation, with the greatest volume of product deliveries and installations typically occurring in the summer and fall months. In particular, the Company’s operating results are most significantly impacted in the first quarter, as both product deliveries and installations are at relatively lower levels due to the inclement weather experienced in the Northern Hemisphere, affecting when the installation season starts.

The Company’s foreign subsidiaries routinely accept contracts in currencies different than their functional currency. The Company recognizes that such practices are subject to the risk of foreign currency fluctuations not present in U.S. operations. Foreign exchange gains and losses to date have not been material to the Company’s operations as a whole.

Pricing for the Company’s products and services is primarily driven by worldwide manufacturing capacity in the industry, and by raw material costs. The Company’s primary raw materials, polyethylene and polypropylene, are occasionally in short supply and subject to substantial price fluctuation in response to market demand and the price of feed stocks, including natural gas. Any increase in the industry's worldwide manufacturing capacity, interruption in raw material supply or electricity supply, or abrupt raw material price increases could have a material adverse effect upon the Company’s operations and financial performance. Inflation has not had a significant impact on the Company's operations.

Critical Accounting Policies and Estimates -

A discussion of critical accounting policies is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. There have been no material changes in critical accounting policies since the date of that filing, or during the three months ended March 31, 2005.

Forward-looking information -

This Form 10-Q contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995, and information relating to the Company and its subsidiaries that are based on beliefs of the Company’s management, as well as assumptions made by and information currently available to the Company’s management. When used in this report, the words "anticipate", "believe", “could”, "estimate", "expect", "intend" and words of similar import, as they relate to the Company or its subsidiaries or the Company’s management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitations, foreign currency exchange rates, competitive market factors, world-wide manufacturing capacity in the industry, general economic conditions around the world, raw material pricing and supply, governmental regulation and supervision, seasonality, disruption of distribution networks, and other factors described herein, as well as those identified under the caption “Risk Factors” in the Company’s prospectus dated October 12, 2004 and filed pursuant to Rule 424(b)(3), which is available at the SEC’s website at www.sec.gov. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company’s exposure to interest rate market risk is limited to credit facilities that bear interest at floating rates. At March 31, 2005, the Company has $75,645,000 of fixed rate debt, and $92,917,000 of floating rate debt. Accordingly, a change in interest rates could have a material impact on the Company’s earnings.

In January 2005, the Company entered into an interest rate swap agreement, which effectively converted $75,000,000 of 11% fixed rate senior notes into variable rates based on six month LIBOR rates. Under the swap agreement, the Company makes payments based on a variable rate; initially 9.3425% through May 15, 2005, adjusting based on LIBOR every six months thereafter, and receives a fixed rate of 11%. Differentials to be received or paid under the agreement are recognized as an offset or as an addition to interest expense, respectively. The effect on interest expense for a 1% change in the underlying variable interest rate would increase, or decrease, interest expense by $750,000 annually, before tax. The swap agreement parallels the 11% senior notes due in 2012.

The Company operates outside of the United States through foreign subsidiaries in Germany, England, Thailand, Australia and Egypt that use a foreign currency as their functional currency. Foreign subsidiaries may enter into sales, installation or purchase contracts that are denominated in currencies different than the subsidiaries’ functional currency. The Company recognizes that its international operations are subject to the risk of foreign currency fluctuations not present in domestic operations. As a result, the Company’s financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company distributes or installs its products. However, currency losses from sales, installation or purchase obligations in non functional currencies have not been material to the Company’s operations as a whole.

The Company enters into financing transactions with and between its foreign subsidiaries from time to time, and foreign operations pay dividends to their U.S. parent. These transactions are normally in the currency of the lending or dividend paying entity and involve foreign currency risk.

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

Based on their evaluation as of March 31, 2005, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of that date to ensure that information the company is required to disclose in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

During the quarter ended March 31, 2005, there were no changes in internal controls over financial reporting that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The information required by this Item is incorporated by reference to the discussion in footnote 12, “Litigation Update”, to our condensed consolidated financial statements included in Part I, Item 1 of this report.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit
No.

31.1	Certification of Samir T. Badawi, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Kelvin R. Collard, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of Samir T. Badawi

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of Kelvin R. Collard

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GUNDLE/SLT ENVIRONMENTAL, INC.

Date: May 4, 2005	By:	/s/ Kelvin R. Collard
Kelvin R. Collard
VICE PRESIDENT & CHIEF FINANCIAL OFFICER