Form 10-Q
period 2005-06-30
GUNDLE SLT ENVIRONMENTAL INC
filed 2005-08-02
CIK 805023

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to  _________________

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

Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Exchange Act.

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2005
Common stock, par value $.01	100

GUNDLE/SLT ENVIRONMENTAL, INC.

INDEX

PAGE

PART I - FINANCIAL INFORMATION

ITEM 1: Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 2005 (Unaudited) and December 31, 2004	3

Condensed Consolidated Statements of Income (Loss) For the Three Months Ended June 30, 2005 and for the periods April 1, 2004 to May 17, 2004 (Predecessor) and May 18, 2004 to June 30, 2004 (Successor) (Unaudited)	4

Condensed Consolidated Statements of Income (Loss) For the Six Months Ended June 30, 2005 and for the periods January 1, 2004 to May 17, 2004 (Predecessor) and May 18, 2004 to June 30, 2004 (Successor) (Unaudited)	5

Condensed Consolidated Statements of Cash Flows For the Six Months Ended June 30, 2005 and for the periods January 1, 2004 to May 17, 2004 (Predecessor) and May 18, 2004 to June 30, 2004 (Successor) (Unaudited)	6

Notes to Condensed Consolidated Financial Statements	7

ITEM 2: Management's Discussion and Analysis of Results of Operations and Financial Condition	27

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk	37

ITEM 4: Controls and Procedures	38

PART II - OTHER INFORMATION

ITEM 1: Legal Proceedings	39

ITEM 2: Unregistered Sales of Equity Securities and Issuer Purchases of Equity Securities	39

ITEM 3: Defaults Upon Senior Securities	39

ITEM 4: Submission of Matters to a Vote of Security Holders	39

ITEM 5: Other Information	39

ITEM 6: Exhibits	39

Certifications

GUNDLE/SLT ENVIRONMENTAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS)

	JUNE 30,	DECEMBER 31,
	2005	2004
	(UNAUDITED)

ASSETS
CURRENT ASSETS:
CASH AND CASH EQUIVALENTS	$10,579	$23,716
ACCOUNTS RECEIVABLE, NET OF ALLOWANCE FOR BAD DEBT OF $5,630 AND $5,865	60,999	49,823
CONTRACTS IN PROGRESS	11,949	1,885
INVENTORY	29,554	35,737
DEFERRED INCOME TAXES	3,027	3,512
PREPAID EXPENSES AND OTHER	3,357	1,305

TOTAL CURRENT ASSETS	119,465	115,978

PROPERTY, PLANT AND EQUIPMENT, NET	89,852	96,587
GOODWILL	58,187	57,103
CUSTOMER LISTS AND OTHER INTANGIBLE ASSETS, NET	19,054	22,081
DEFERRED INCOME TAXES	12,426	12,180
DEFERRED FINANCING COSTS AND OTHER ASSETS, NET	13,486	14,170

	$312,470	$318,099

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES	$44,633	$39,908
ADVANCE BILLINGS ON CONTRACTS IN PROGRESS	1,542	1,472
CURRENT PORTION OF LONG-TERM DEBT	2,199	275
DEFERRED INCOME TAXES	2	3
INCOME TAXES PAYABLE	853	728

TOTAL CURRENT LIABILITIES	49,229	42,386

LONG-TERM DEBT	166,025	168,329
OTHER LIABILITIES	1,575	1,262
DEFERRED TAXES	26,884	29,406
MINORITY INTEREST	2,632	2,702

STOCKHOLDER'S EQUITY:
COMMON STOCK, $.01 PAR VALUE, 1,000 SHARES AUTHORIZED, 100 SHARES ISSUED	-	-
ADDITIONAL PAID-IN CAPITAL	60,629	60,629
RETAINED EARNINGS	4,479	8,304
ACCUMULATED OTHER COMPREHENSIVE INCOME	1,017	5,081

TOTAL STOCKHOLDER'S EQUITY	66,125	74,014

	$312,470	$318,099

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GUNDLE/SLT ENVIRONMENTAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(AMOUNTS IN THOUSANDS EXCEPT EARNINGS PER SHARE DATA)
(UNAUDITED)

	SUCCESSOR	SUCCESSOR	PREDECESSOR
	THREE MONTHS ENDED JUNE 30, 2005	MAY 18, 2004 TO JUNE 30, 2004	APRIL 1, 2004 TO MAY 17, 2004
SALES AND OPERATING REVENUE	$86,965	$49,027	$34,744
COST OF PRODUCTS & SERVICES	72,605	39,304	28,951

GROSS PROFIT	14,360	9,723	5,793

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	8,479	4,290	4,913
EXPENSES RELATED TO CHS ACQUISITION	-	−	5,472

OPERATING INCOME (LOSS)	5,881	5,433	(4,592)

OTHER (INCOME) EXPENSES:
INTEREST EXPENSE	4,713	2,449	120
INTEREST INCOME	(179)	(82)	(51)
FOREIGN EXCHANGE LOSS	130	22	(84)
MINORITY INTEREST	(59)	84	(42)
OTHER (INCOME) EXPENSE, NET	(139)	(35)	(126)

INCOME (LOSS) BEFORE INCOME TAXES	1,415	2,995	(4,409)

INCOME TAX (BENEFIT) PROVISION	380	1,096	(459)

NET INCOME (LOSS)	$1,035	$1,899	$(3,950)

BASIC LOSS PER COMMON SHARE	*	*	$(0.34)

DILUTED LOSS PER COMMON SHARES			$(0.32)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	*	*	11,542
DILUTED	*	*	12,378

* The Successor Company has no outstanding publicly held common shares and therefore does not report earnings per share data.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GUNDLE/SLT ENVIRONMENTAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(AMOUNTS IN THOUSANDS EXCEPT EARNINGS PER SHARE DATA)
(UNAUDITED)

	SUCCESSOR	SUCCESSOR	PREDECESSOR
	SIX MONTHS ENDED	MAY 18, 2004 TO	JANUARY 1, 2004 TO
	JUNE 30, 2005	JUNE 30, 2004	MAY 17, 2004
			(RESTATED)

SALES AND OPERATING REVENUE	$146,629	$49,027	$70,393
COST OF PRODUCTS & SERVICES	125,410	39,304	60,107

GROSS PROFIT	21,219	9,723	10,286

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	16,952	4,290	12,430
EXPENSES RELATED TO CHS ACQUISITION	−	−	5,863

OPERATING INCOME (LOSS)	4,267	5,433	(8,007)

OTHER (INCOME) EXPENSES:
INTEREST EXPENSE	9,407	2,449	1,639
INTEREST INCOME	(382)	(82)	(188)
FOREIGN EXCHANGE LOSS	152	22	131
MINORITY INTEREST	(69)	84	(31)
OTHER (INCOME) EXPENSE, NET	(90)	(35)	(272)

INCOME (LOSS) BEFORE INCOME TAXES	(4,751)	2,995	(9,286)

INCOME TAX (BENEFIT) PROVISION	(926)	1,096	(2,978)

NET INCOME (LOSS)	$(3,825)	$1,899	$(6,308)

BASIC LOSS PER COMMON SHARE	*	*	$(0.55)

DILUTED LOSS PER COMMON SHARE	*	*	$(0.51)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	*	*	11,542
DILUTED	*	*	12,378

* The Successor Company has no outstanding publicly held common shares and therefore does not report earnings per share data.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GUNDLE/SLT ENVIRONMENTAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS IN THOUSANDS)
(UNAUDITED)

	SUCCESSOR	SUCCESSOR	PREDECESSOR
	SIX MONTHS ENDED	MAY 18, 2004 TO	JANUARY 1, 2004 TO
	JUNE 30, 2005	JUNE 30, 2004	MAY 17, 2004
			(RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)	$(3,825)	$1,899	$(6,308)

ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
DEPRECIATION	5,181	974	2,998
AMORTIZATION OF INTANGIBLES	2,351	521	−
AMORTIZATION OF DEBT ISSUANCE COSTS	994	162	736
AMORTIZATION OF NON-COMPETE AGREEMENT	53	11	42
AMORTIZATION OF PREMIUM ON SENIOR NOTES	(44)	−	−
DEFERRED INCOME TAXES	(2,198)	411	(2,978)
STOCK OPTION COMPENSATION	−	−	1,490
MINORITY INTEREST	(69)	84	(31)
(GAIN) LOSS ON SALE OF ASSETS	16	(31)	(190)
CHANGE IN OPERATING ASSETS AND LIABILITIES, NET OF EFFECTS FROM ACQUISITIONS:
ACCOUNTS RECEIVABLE	(13,048)	(994)	450
CONTRACTS IN PROGRESS	(10,213)	(5,862)	(3,480)
INVENTORY	5,048	3,913	(7,020)
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES	5,369	(5,808)	3,546
ADVANCE BILLINGS ON CONTRACTS IN PROGRESS	170	449	(935)
INCOME TAXES PAYABLE	127	(350)	(3,346)
OTHER ASSETS AND LIABILITIES	(2,368)	515	−
RESTRICTED CASH	−	517	−

NET CASH USED IN OPERATING ACTIVITIES	(12,456)	(3,589)	(15,026)

CASH FLOWS FROM INVESTING ACTIVITIES:
ADDITIONS TO PROPERTY, PLANT AND EQUIPMENT	(1,258)	(1,438)	(3,050)
PROCEEDS FROM SALE OF EQUIPMENT	1,131	39	260
CASH PAID FOR CHS ACQUISITION INCLUDING EXPENSES, NET OF CASH ACQUIRED	−	(221,466)	−

NET CASH USED IN INVESTING ACTIVITIES	(127)	(222,865)	(2,790)

CASH FLOWS FROM FINANCING ACTIVITIES:
PROCEEDS FROM SHORT TERM DEBT	−	20,677	−
PROCEEDS FROM LONG TERM DEBT	−	175,000	806
RETIREMENT OF LONG TERM DEBT	(142)	−	(16,723)
PAYMENT OF FINANCING FEES	−	(14,072)	−
PROCEEDS FROM THE EXERCISE OF STOCK OPTIONS AND PURCHASES UNDER THE EMPLOYEE STOCK PURCHASE PLAN	−	−	100
PROCEEDS FOR NEW STOCK ISSUANCE	−	55,229	−

NET CASH PROVIDED BY (USED IN) IN FINANCING ACTIVITIES	(142)	236,834	(15,817)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(412)	73	−

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(13,137)	10,453	(33,633)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	23,716	−	47,899

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$10,579	$10,453	$14,266

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

The financial statements included herein prior to May 18, 2004, are those of the Company before the consummation of the Merger on May 18, 2004 (Predecessor). As reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, financial data for the Predecessor’s period ended May 17, 2004 have been adjusted due to the results of a German tax audit completed later in 2004, and reflect a $668,000 higher income tax benefit than was originally reported. As such, the net loss of $6,973,000 originally reported for the period January 1, 2004 to May 17, 2004 in the Company’s Quarterly Report on Form 10-Q has been restated to a loss of $6,308,000 in this report. This adjustment reduced the reported loss per share from $0.60 to $0.55, and increased retained earnings by $668,000. The 2005 financial statements are those of the Company after the consummation of the Merger on May 18, 2004 (Successor) and, as a result of the purchase price allocation discussed in Note 9, are not comparable to those of the Predecessor.

The accompanying unaudited, condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for the fair presentation of such financial statements for the periods indicated. Certain information relating to the Company's organization and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in this report pursuant to Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission. However, the Company believes that the disclosures herein are adequate to make the information presented not misleading. The results for the six months ended June 30, 2005 are not necessarily indicative of future operating results. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

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

(2) Inventory -

Inventory is stated at the lower of cost or market. Cost, which includes material, labor and overhead, is determined by the weighted average cost method, which approximates the first in, first out cost method. Inventory consisted of the following (in 000’s):

	June 30, 2005	December 31, 2004
Raw materials & supplies	$7,920	$10,060
Finished goods	21,634	25,677

Total	$29,554	$35,737

(3) Income Taxes -

The Company’s provision for income taxes is recorded at statutory rates for each tax jurisdiction based on fiscal year to date  results, adjusted for certain permanent differences. Income tax benefit for the first six months of 2005 was reduced by $1,360,000 to reinstate a deferred tax valuation allowance related to foreign tax credits generated prior to the May 18, 2004 Merger transaction recorded as an income tax benefit in the fourth quarter of 2004. The Company completed its assessment through the first six months of 2005 for a $10,000,000 dividend repatriation under the American Jobs Creation Act and determined the tax associated with the repatriation to be $28,000,which was included in the provision.

Also in the first six months of 2005, the Company corrected purchase accounting for the May 18, 2004 Merger transaction by increasing the deferred tax valuation allowance related to certain foreign tax credits available to the Company at the date of the Merger resulting in a net increase in recorded goodwill and a net decrease in recorded deferred tax assets of $1,792,000 at May 18, 2004 (see note 9).

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

Balance at December 31, 2004	$2,598
Warranty obligations accrued/adjusted	(98)
Warranty obligations paid	(246)
Balance at June 30, 2005	$2,254

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

	April 1, 2004 To May 17, 2004	January 1, 2004 To May 17, 2004
Net income (loss) applicable to common stockholders:
As reported	$(3,950)		$(6,308)

Stock based employee compensation included in reported net income net of tax	924		924

Deduct: total stock-based employee compensation expense under fair value based method for all awards, net of tax	66		246

Pro forma net income (loss) applicable to common stockholders	$(3,092)		$(5,630)

Basic loss per share: As reported	$(.34)		$(.55)

Pro Forma	$(.27)		$(.49)

Diluted loss per share:
As reported	$(.32)		$(.51)

Pro Forma	$(.25)	$	$(.45)

(8) Other Comprehensive Income -

	Successor	Successor	Predecessor
	Six Months Ended	May 18, 2004 to	January 1, 2004 to
	June 30, 2005	June 30, 2004	May 17, 2004
			(RESTATED)
Net Income (Loss)	$(3,825)	$1,899	$(6,308)
Translation Adjustment	(4,064)	705	(1,870)

Comprehensive Loss	$(7,889)	$2,604	$(8,178)

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

The total purchase price was allocated among the fair value of acquired assets and liabilities, primarily property and equipment and inventory, and included $24.2 million before taxes allocated to finite life intangible assets, which are comprised primarily of the value of customer lists and contracts in the United States, Europe, and Thailand. The average amortization period for these intangible assets is slightly less than 10 years. The fair values of property, equipment and finite life intangible assets were determined utilizing a third party appraisal firm.

The following table summarizes the estimated fair values of the assets and liabilities as of May 18, 2004 (in 000’s).

Current assets	$110,115
Property and equipment	97,740
Deferred taxes	10,755
Restricted cash	18,056
Customer lists and other intangibles	24,200
Other assets	2,609
Goodwill	58,187

Total assets acquired	321,662

Current liabilities	39,220
Reserve for patent infringement	9,500
Minority interest	2,399
Other liabilities	1,134
Deferred taxes	32,046

Total liabilities assumed	84,299

Net assets acquired	$237,363

Unaudited pro forma information of the Company assuming the Merger was completed on January 1, 2004, is summarized below (in 000’s). The pro forma information includes adjustments primarily for changes to interest costs related to new financing, and increased depreciation and amortization expense from the revaluation of assets in conjunction with the Merger. The pro forma information is not necessarily indicative of the results of operations had the Merger been effected on the assumed date, or the results of operations for any future periods.

	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004
Sales and operating revenue	$83,771	$119,420
Net (loss)	$(3,758)	$(12,166)

(10) Long-Term Debt -

Long-term debt consists of the following (in 000’s):

	June 30, 2005	December 31, 2004

11% Senior Notes	$150,000	$150,000
Term Loan, with quarterly installments of $995,000 bearing interest at a floating rate,6.49% at June 30, 2005	17,917	17,917
Term Loan - Egyptian bank secured by equipment, bears interest at 14% with quarterly installments of approximately $70,000	576	687
Fair value of interest rate swap and premium on senior notes	(269)	−
	168,224	168,604
Less current maturities	(2,199)	(275)
	$166,025	$168,329

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

Foreign Debt -

At June 30, 2005, the Company had five local foreign credit facilities. It had credit facilities with two German banks in the amount of EUR 5,100,000 (USD $6,172,000). These revolving credit facilities are secured by a corporate guarantee and bear interest at various market rates. These credit facilities are used primarily to guarantee the performance of European installation contracts and temporary working capital requirements. At June 30, 2005, the Company had EUR 2,748,000 (USD $3,326,000) available under these credit facilities with EUR 2,352,000 (USD $2,846,000) of bank guarantees outstanding.

The Company has two credit facilities with Egyptian banks in the amount of EGP 6,667,000 (USD $1,151,000). These credit facilities bear interest at various market rates and are primarily for cash management purposes. At June 30, 2005, the Company had EGP 4,194,000 (USD $724,000) available under these credit facilities with EGP 2,472,000 (USD $427,000) of bank guarantees outstanding.

The Company has an EGP 5,000,000 (USD $864,000) term loan with an Egyptian bank, bearing interest at 14%, secured by equipment. The promissory note requires quarterly payments of EGP 417,000 (USD $72,000) plus interest on July 27, October 27, January 27, and April 27, maturing in April 2007, and has a balance outstanding at June 30, 2005 of EGP 3,333,000 (USD $576,000).

The Company has a credit facility with a Canadian bank in the amount of Canadian Dollar 500,000 (USD $408,000) that bears interest at market rate, secured by all assets. At June 30, 2005, the Company had the full amount available under this line.

The US dollar equivalent amounts are determined using the exchange rates in effect on June 30, 2005.

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

Summarized below are the maturities of long-term debt of the Company during the next five years and thereafter, excluding the fair value adjustment associated with the interest rate swap and the unamortized premium on the senior notes because they will not result in cash payments(in 000’s).

Year Ending December 31

2005	$144
2006	4,269
2007	4,125
2008	3,981
2009	3,981
Thereafter	151,993
Total	$168,493

Derivative Financial Instruments -

As of June 30, 2005, the Company has an interest rate swap outstanding with a notional amount of $75,000,000. The fair value of the outstanding swap was a liability of approximately $549,000 which is reflected in the consolidated balance sheet in other liabilities, and the carrying amount of the related debt has been decreased by the same amount in accordance with the short-cut method provided by Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities”.

During the three and six month periods ended June 30, 2005, the interest rate swap agreement reduced net interest expense by approximately $270,000 and $510,000, respectively.

In connection with the Merger, the Company issued $150,000,000 of 11% senior notes due in 2012. Within the terms of the senior notes are two embedded derivatives that allow for optional early redemption of the senior notes. With expiration dates of May 15, 2007 and May 15, 2008, these embedded derivatives are not considered clearly and closely related to the debt agreement and therefore are required to be valued separately from the senior notes. The fair value of these options as of June 30, 2005 was $398,250 and is recorded in other assets. Changes in the fair value of these derivatives are recorded in other income/expense.

At the date of the issuance of the senior notes, the fair value of the embedded derivates was determined to be $323,780. This amount was recorded in other assets with a corresponding credit to the carrying value of the senior notes. This premium will be amortized as a yield adjustment to interest expense over the life of the debt. During the three and six month period ended June 30, 2005, amortization of this premium reduced interest expense by approximately $44,000.

(11) New Accounting Pronouncements -

In December 2004, FASB issued Statement No. 123(R), “Share-Based Payment”, which is a revision of FASB Statement of No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. FAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, and pro forma disclosure is no longer an alternative to financial statement recognition. FAS 123(R) is effective for public companies at the beginning of the first annual period beginning after June 15, 2005. The adoption is not expected to have a material effect on the Company’s results of operation, financial position or cash flow.

In January 2004, FASB issued Statement of Financial Accounting Standards No. 151 - Inventory Costs (an amendment of ARB No. 43, Chapter 4) which outlines the accounting treatment for certain manufacturing related costs, such as idle facility expense, freight, handling cost, and spoilage. This Statement requires that those items be recognized as current-period charges. In addition, this statement requires that allocation of fixed production overheads to the costs of conversions be based on the normal capacity of the production facilities. FAS 151 is effective for public companies at the beginning of the first interim or annual period beginning after June 15, 2005. The adoption is not expected to have a material effect on the Company’s results of operation, financial position or cash flow.

(12) Litigation Update -

The Company is a third-party defendant in a lawsuit that was filed in September 1997 in the Supreme Court of New York, County of Richmond (Mario Cicala v. Interstate Industrial Corporation, Stearns, Conrad and Schmidt Consulting Engineers, Inc., Interstate Industrial Corporation v. Gundle Lining Construction Corp. and Gundle Lining Construction Corp. v. The City of New York; Case No. 13076/97). The plaintiff, Mario Cicala, was a Company employee who slipped and fell at a job site and brought a claim against the primary defendants for $20,000,000. Interstate Industrial Corporation (Interstate) has, in turn, sued the Company for contractual indemnity and contribution.  The Texas Property and Casualty Insurance Guaranty Association (Texas Guaranty Association) is providing for the cost of the Company’s defense. The Company believes that the Texas Guaranty Association will provide up to $400,000 insurance recovery for this matter and that the application of the Texas Guaranty Act will limit Interstate’s recovery against the Company to the amount the Company receives from the Texas Guaranty Association. However, Interstate has argued that the Texas Guaranty Act does not apply to a New York lawsuit and, should the Supreme Court of New York agree with this position, the Company may be subject to a damage award that is not covered by insurance by up to $5,000,000. Mr. Cicala’s last settlement offer was made in November 2004 for $5,000,000. The Company cannot at this time reasonably assess its exposure to a contribution damage award to Interstate.

On January 14, 2004, the Company received a letter from Shire Equipment Leasing Corporation (“Shire”) (Defendant, along with Robert Steinbert, as trustee for the bankruptcy estate of Pro Air) relating to litigation instituted by Wembley Ltd., the Company’s largest stockholder prior to the Merger. In the litigation, Wembley is seeking a declaratory judgment that neither Pro Air, Inc., nor Shire, Pro Air’s Assignee, ever acquired an ownership interest in 1,100,000 shares of the Company owned by Wembley. The dispute relates to Wembley’s delivery to Pro Air in 1997 of a stock certificate representing the disputed shares along with an assignment of stock, or stock power, which provided that the assignment of the Company’s shares was valid only if done in compliance with certain specified conditions. The parties disagree as to whether those conditions were met. In April 1998, Pro Air asked the Company to reflect Pro Air on the Company’s books as the holder of record of the disputed shares, but the Company declined to do so, informing Pro Air that it had no record of Pro Air being a Company shareholder. Shire indicated in its January 2004 letter that it would pursue claims against the Company if testimony revealed that the Company acted in concert with Wembley to prevent the transfer of the disputed shares.

On December 16, 2004, Wembley prevailed in its declaratory judgment action with the issuance of a judgment that neither Pro Air nor Shire, Pro Air’s assignee, ever acquired an ownership interest in the 1,100,000 shares. Shire has filed an appeal with the Ninth Circuit Court of Appeals and Wembley has filed a cross appeal.

On April 20, 2005, the trial court granted Shire’s motion to stay execution of the judgment. The court ordered Shire to surrender the disputed share certificates to Mellon Investor Services LLC, and required the parties to deposit the $18.50 Merger consideration into an escrow account.

The Company believes that this dispute is between Wembley and Shire. Accordingly, if a claim is asserted against the Company, the Company intends to defend itself vigorously.

(13) Condensed Consolidated Guarantor and Non-Guarantor Financial Information -

The payment of obligations of the Company under the senior notes is guaranteed by all of the Company’s domestic subsidiaries other than Bentofix Technologies (USA), Inc. (“Subsidiary Guarantors”). Each of these Subsidiary Guarantors is included in the Company’s consolidated financial statements and has fully and unconditionally guaranteed the senior notes on a joint and several basis. Separate financial statements and other disclosures concerning the Subsidiary Guarantors have not been presented because management believes that such information is not material to investors. The following supplemental financial information sets forth, on a consolidated basis, balance sheet, statement of operations and cash flows information for the Subsidiary Guarantors, the Company’s non-guarantor subsidiaries and for the Company.

GUNDLE/SLT ENVIRONMENTAL, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

		Successor
		As of June 30, 2005

	Gundle	US Guarantors	Non US Non-Guarantors	Consolidating Entries	Consolidated
(in thousands)
ASSETS
Current Assets:
Cash and Cash Equivalents	$37	$4,484	$6,058	$-	$10,579
Accounts Receivable, Net	108	35,067	31,641	(5,817)	60,999
Contracts in Progress	-	8,915	3,034	-	11,949
Inventory	-	13,220	16,334	-	29,554
Deferred Income Taxes	-	2,970	57	-	3,027
Other Current Assets	-	2,191	1,166	-	3,357
Total Current Assets	145	66,847	58,290	(5,817)	119,465

Property, Plant and Equipment, Net	-	58,567	31,285	-	89,852
Goodwill	58,187	-	-	-	58,187
Intangible Assets	-	11,058	7,996	-	19,054
Deferred Income Taxes	-	12,289	137	-	12,426
Restricted Cash	-	-	-	-	-
Deferred Financing Costs and Other Assets, Net	12,648	815	23	-	13,486

	$70,980	$149,576	$97,731	$(5,817)	$312,470

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
Accounts Payable and Accrued Liabilities	$2,110	$26,790	$21,552	$(5,817)	$44,635
Advance Billings on Contracts	-	734	808	-	1,542
Current Portion of Long-term Debt	1,911	-	288	-	2,199
Income Taxes Payable	-	420	433	-	853
Total Current Liabilities	4,021	27,944	23,081	(5,817)	49,229

Long-term Debt	165,737	-	288	-	166,025

Other Liabilities	549	-	1,026	-	1,575
Deferred Taxes	-	18,902	7,982	-	26,884
Minority Interest	-	-	2,632	-	2,632
Investments in Subsidiaries and Intercompany	(140,931)	81,263	1,661	58,007	-
Stockholder's Equity	41,604	21,467	61,061	(58,007)	66,125

	$70,980	$149,576	$97,731	$(5,817)	$312,470

GUNDLE/SLT ENVIRONMENTAL, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

Successor
As of December 31, 2004

	Gundle	US Guarantors	Non US Non-Guarantors	Consolidating Entries	Consolidated
(in thousands)
ASSETS
Current Assets:
Cash and Cash Equivalents	$37	$14,988	$8,691	$-	$23,716
Accounts Receivable, Net	-	26,409	29,666	(6,252)	49,823
Contracts in Progress	-	669	1,216	-	1,885
Inventory	-	16,912	18,825	-	35,737
Deferred Income Taxes	-	3,449	63	-	3,512
Other Current Assets	-	4	1,301	-	1,305
Total Current Assets	37	62,431	59,762	(6,252)	115,978

Property, Plant and Equipment, Net	-	62,772	33,815	-	96,587
Goodwill	57,103	-	-	-	57,103
Intangible Assets	-	12,508	9,573	-	22,081
Deferred Income Taxes	-	12,027	153	-	12,180
Deferred Financing Costs and Other Assets, Net	13,244	926	-	-	14,170

	$70,384	$150,664	$103,303	$(6,252)	$318,099

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
Accounts Payable and Accrued Liabilities	$2,114	$26,862	$17,187	$(6,252)	$39,911
Advance Billings on Contracts	-	296	1,176	-	1,472
Current Portion of Long-term Debt	-	-	275	-	275
Income Taxes Payable	-	528	200	-	728
Total Current Liabilities	2,114	27,686	18,838	(6,252)	42,386

Long-term Debt	167,917	-	412	-	168,329

Other Liabilities	-	-	1,262	-	1,262
Deferred Taxes	-	20,247	9,159	-	29,406
Minority Interest	-	-	2,702	-	2,702
Investments in Subsidiaries and Intercompany	(151,255)	90,664	2,385	58,206	-
Stockholder's Equity	51,608	12,067	68,545	(58,206)	74,014

	$70,384	$150,664	$103,303	$(6,252)	$318,099

GUNDLE/SLT ENVIRONMENTAL, INC.

CONDENSED STATEMENT OF OPERATIONS
	Successor For the Three Months Ended June 30,2005

	Gundle	US Guarantors	Non US Non-Guarantors	Consolidating Entries	Consolidated
(in thousands)
Sales and operating revenue	$-	$50,631	$40,590	$(4,256)	$86,965

Cost of products and services		41,750	35,111	(4,256)	72,605

Gross profit	-	8,881	5,479	-	14,360

Selling, General and Administrative Expenses		5,623	2,856		8,479

Operating income	-	3,258	2,623	-	5,881

Other expenses (income)
Affiliate dividend income		(5,085)		5,085	-
Other	2,031	2,419	11	5	4,466
	2,031	(2,666)	11	5,090	4,466

Income (loss) before income taxes	(2,031)	5,924	2,612	(5,090)	1,415

Provision (benefit) for income taxes	(772)	113	1,039	-	380

Net income (loss)	$(1,259)	$5,811	$1,573	$(5,090)	$1,035

GUNDLE/SLT ENVIRONMENTAL, INC.

CONDENSED STATEMENT OF OPERATIONS
	Successor

	For the Period of May 18 to June 30, 2004

	Gundle	US Guarantors	Non US Non-Guarantors	Consolidating Entries	Consolidated
(in thousands)
Sales and operating revenue	$-	$35,894	$17,088	$(3,955)	$49,027

Cost of products and services		28,754	14,505	(3,955)	39,304

Gross Profit	-	7,140	2,583	-	9,723

Selling, General and Administrative Expenses		2,742	1,548		4,290
Expenses related to CHS acquisition					-

Operating income	-	4,398	1,035	-	5,433

Other expenses (income)
Affiliate dividend income		-		-	-
Other	2,404	(59)	93	-	2,438
	2,404	(59)	93	-	2,438

Income (loss) before income taxes	(2,404)	4,457	942	-	2,995

Provision (benefit) for income taxes	(1,370)	2,150	316		1,096

Net income (loss)	$(1,034)	$2,307	$626	$-	$1,899

	Predecessor

	For the Period of April 1 to May 17, 2004

	Gundle	US Guarantors	Non US Non-Guarantors	Consolidating Entries	Consolidated
(in thousands)
Sales and operating revenue	$-	$22,758	$14,707	$(2,721)	$34,744

Cost of products and services		18,466	13,219	(2,734)	28,951

Gross Profit	-	4,292	1,488	13	5,793

Selling, General and Administrative Expenses		2,925	1,988		4,913
Expenses related to CHS acquisition		5,472			5,472

Operating income	-	(4,105)	(500)	13	(4,592)

Other expenses (income)
Affiliate dividend income	-	-		-	-
Other	23	37	(243)	-	(183)
	23	37	(243)	-	(183)

Income (loss) before income taxes	(23)	(4,142)	(257)	13	(4,409)

Provision (benefit) for income taxes	(13)	533	(979)	-	(459)

Net income (loss)	$(10)	$(4,675)	$722	$13	$(3,950)

GUNDLE/SLT ENVIRONMENTAL, INC.

CONDENSED STATEMENT OF OPERATIONS
	Successor

	For the Six Months Ended June 30, 2005

	Gundle	US Guarantors	Non US Non-Guarantors	Consolidating Entries	Consolidated
(in thousands)
Sales and operating revenue	$-	$85,612	$66,998	$(5,981)	$146,629

Cost of products and services		72,672	58,719	(5,981)	125,410

Gross profit	-	12,940	8,279	-	21,219

Selling, General and Administrative Expenses		11,516	5,436		16,952

Operating income	-	1,424	2,843	-	4,267

Other expenses (income)
Affiliate dividend income		(5,085)		5,085	-
Other	10,263	(1,333)	83	5	9,018
	10,263	(6,418)	83	5,090	9,018

Income (loss) before income taxes	(10,263)	7,842	2,760	(5,090)	(4,751)

Provision (benefit) for income taxes	(3,900)	2,082	892	-	(926)

Net income (loss)	$(6,363)	$5,760	$1,868	$(5,090)	$(3,825)

 GUNDLE/SLT ENVIRONMENTAL, INC.

CONDENSED STATEMENT OF OPERATIONS

	Successor
	For the Period of May 18 to June 30, 2004

	Gundle	US Guarantors	Non US Non-Guarantors	Consolidating Entries	Consolidated
(in thousands)
Sales and operating revenue	$-	$35,894	$17,088	$(3,955)	$49,027

Cost of products and services		28,754	14,505	(3,955)	39,304

Gross profit	-	7,140	2,583	-	9,723

Selling, General and Administrative Expenses		2,742	1,548		4,290
Expenses related to CHS acquisition					-

Operating income	-	4,398	1,035	-	5,433

Other expenses (income)
Affiliate dividend income		-		-	-
Other	2,404	(59)	93	-	2,438
	2,404	(59)	93	-	2,438

Income (loss) before income taxes	(2,404)	4,457	942	-	2,995

Provision (benefit) for income taxes	(1,370)	2,150	316		1,096

Net income (loss)	$(1,034)	$2,307	$626	$-	$1,899

	Predecessor
	For the Period of January 1 to May 17, 2004 (Restated)

	Gundle	US Guarantors	Non US Non-Guarantors	Consolidating Entries	Consolidated
(in thousands)
Sales and operating revenue	$-	$41,242	$34,988	$(5,837)	$70,393

Cost of products and services		35,518	30,466	(5,877)	60,107

Gross profit	-	5,724	4,522	40	10,286

Selling, General and Administrative Expenses		7,948	4,482		12,430
Expenses related to CHS acquisition		5,863			5,863

Operating income	-	(8,087)	40	40	(8,007)

Other expenses (income)
Affiliate dividend income	(95,000)	-		95,000	-
Other	1,525	(77)	(168)	(1)	1,279
	(93,475)	(77)	(168)	94,999	1,279

Income (loss) before income taxes	93,475	(8,010)	208	(94,959)	(9,286)

Provision (benefit) for income taxes	(869)	(1,705)	(404)		(2,978)

Net income (loss)	$94,344	$(6,305)	$612	$(94,959)	$(6,308)

GUNDLE/SLT ENVIRONMENTAL, INC.

CONDENSED STATEMENT OF CASH FLOWS

	Successor

	For the Six Months Ended June 30, 2005

	Gundle	US Guarantors	Non US Non-Guarantors	Consolidating Entries	Consolidated
(in thousands)
Net cash flow provided by (used in) operating activities	$(12,309)	$460	$4,478	$(5,085)	$(12,456)

Net cash flow provided by (used in) investing activities:
Additions to property, plant & equipment		(459)	(799)		(1,258)
Proceeds from sale of assets		1,081	50		1,131
Other		-		-	-
	-	622	(749)	-	(127)

Net cash flow provided by (used in) financing activities:
Repayments for long term debt			(142)		(142)
Issuance of common stock		-			-
Intercompany financing	12,309	(11,586)	(5,808)	5,085	-
	12,309	(11,586)	(5,950)	5,085	(142)

Effect of exchange rate changes on cash			(412)		(412)

Net increase (decrease) in cash and cash equivalents	-	(10,504)	(2,633)	-	(13,137)
Cash and cash equivalents at beginning of period	37	14,988	8,691		23,716

Cash and cash equivalents at end of period	$37	$4,484	$6,058	$-	$10,579

GUNDLE/SLT ENVIRONMENTAL, INC.

CONDENSED STATEMENT OF CASH FLOWS

	Successor
	For the Period of May 18 to June 30, 2004

	Gundle	US Guarantors	Non US Non-Guarantors	Consolidating Entries	Consolidated
(in thousands)
Net cash flow provided by (used in) operating activities	$(1,603)	$(6,727)	$4,804	$(63)	$(3,589)

Net cash flow provided by (used in) investing activities:
Additions to property, plant & equipment		(930)	(508)		(1,438)
Proceeds from sales of assets		39	-		39
Payments for acquisition of a business	(221,466)				(221,466)
Other		-	(4)	4	-
	(221,466)	(891)	(512)	4	(222,865)

Net cash flow provided by (used in) financing activities:
Revolver	20,000		677		20,677
Payments for financing fees	(14,072)				(14,072)
Proceeds from new debt	175,000	-	-		175,000
Repayments of long-term debt	-		-		-
Issuance of common stock	55,229	-			55,229
Intercompany financing	(12,973)	13,973	(1,059)	59	-
	223,184	13,973	(382)	59	236,834

Effect of exchange rate changes on cash			73		73

Net increase (decrease) in cash and cash equivalents	115	6,355	3,983	-	10,453
Cash and cash equivalents at beginning of period	-	-	-		-

Cash and cash equivalents at end of period	$115	$6,355	$3,983	$-	$10,453

	Predecessor
	For the Period of January 1 - May 17, 2004 (Restated)

	Gundle	US Guarantors	Non US Non-Guarantors	Consolidating Entries	Consolidated
(in thousands)
Net cash flow provided by (used in) operating activities	$6,541	$(23,760)	$2,373	$(180)	$(15,026)

Net cash flow provided by (used in) investing activities:
Additions to property, plant & equipment		(1,558)	(1,492)		(3,050)
Proceeds from sales of assets		260	-		260
Other		(1,220)	1,220	-	-
	-	(2,518)	(272)	-	(2,790)

Net cash flow provided by (used in) financing activities:
Proceeds from new debt		-	806		806
Repayments of long-term debt	(16,721)		(2)		(16,723)
Issuance of common stock	100	-			100
Intercompany financing	10,116	(8,950)	(1,346)	180	-
	(6,505)	(8,950)	(542)	180	(15,817)

Effect of exchange rate changes on cash					-

Net increase (decrease) in cash and cash equivalents	36	(35,228)	1,559	-	(33,633)
Cash and cash equivalents at beginning of period	68	42,934	4,897		47,899

Cash and cash equivalents at end of period	$104	$7,706	$6,456	$-	$14,266

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

The Merger -

Code Hennessy & Simmons IV LP (“CHS IV”) formed GEO Holdings Corp. (“GEO Holdings”) to acquire all of the equity interests of the Company. On May 18, 2004, GEO Sub Corp., a wholly owned subsidiary of GEO Holdings, merged with and into the Company, with the Company surviving the Merger (the “Merger”). Each share of the Company’s common stock converted into the right to receive $18.50, in cash, in a transaction valued at approximately $242.1 million. As a result of the Merger, all of the outstanding capital stock of the Company is owned by GEO Holdings. CHS IV is an entity controlled by Code Hennessy & Simmons LLC (“CHS”).

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

Results of Operations -

The results of operations for the periods ending June 30, 2004 include the combined results of operations for the Predecessor Company from April 1, 2004 through May 17, 2004 and the Successor Company for the period May 18, 2004 through June 30, 2004.

Three months ended June 30, 2005, compared to three months ended June 30, 2004:

Selected financial data (in 000’s):

	Successor Three Months Ended June 30, 2005	Combined Three Months Ended June 30, 2004	Successor May 18, 2004 to June 30, 2004	Predecessor April 1, 2004 to May 17, 2004

Sales and operating revenue	$86,965	$83,771	$49,027	$34,744
Gross profit	14,360	15,516	9,723	5,793
Selling, general & administrative expenses	8,479	9,203	4,290	4,913
Expenses related to CHS transaction	−	5,472	−	5,472
Operating income (loss)	5,881	841	5,433	(4,592)
Interest expense	4,713	2,569	2,449	120
Interest income	(179)	(133)	(82)	(51)
Foreign exchange loss/(gain)	130	(62)	22	(84)
Minority interest	(59)	42	84	(42)
Other expense (income), Net	(139)	(161)	(35)	(126)
Income (loss) before tax	1,415	(1,414)	2,995	(4,409)
Income tax provision (benefit)	380	637	1,096	(459)
Net income (loss)	$1,035	$(2,051)	$1,899	$(3,950)

For the quarter ended June 30, 2005, sales and operating revenue was $86,965,000 compared with $83,771,000 for the same period last year, an increase of $3,194,000, or 3.8%. Units shipped for the quarter ended June 30, 2005 were down 9.5% from the prior year and unit prices were up 14.3%. Units installed for the quarter ended June 30, 2005 were essentially flat with the same period last year.

U.S. sales and operating revenue totaled $45,974,000 for the quarter ended June 30, 2005, a 17% decrease over the same period last year. U.S. units shipped were down 33.1% for the quarter ended June 30, 2005 primarily due to an acceleration of shipments to our largest customer in the first quarter that normally occur in the second and third quarters. The decline in units shipped was partially offset by sales price increases that followed substantially higher raw material costs in 2005.

U.S. installation revenue, recognized on a cost percentage-of-completion basis, was $1,202,000 higher than prior year due to higher sales prices partially offset by lower units installed.

Foreign sales and operating revenue totaled $40,991,000 for the quarter ended June 30, 2005, up 44.3% from the same period last year. Foreign units shipped for the quarter ended June 30, 2005 were up by 25.5% from the same period last year, split between sales originating in Europe and Thailand. Foreign installation revenue, recognized on a cost percentage-of-completion basis, was up 68.0%. Changes in foreign currency translation rates decreased foreign sales and operating revenue for the quarter ended June 30, 2005 by approximately $877,000, or 1% of last year’s consolidated sales and operating revenue. Foreign revenues were up primarily due to increased shipments to the Middle East, Thailand, China and Africa, and due to sales price increases that followed substantially higher raw material costs in 2005.

Gross profit for the second quarter of 2005 was $14,360,000 or 7.5% lower than the $15,516,000 of gross profit in the prior year’s comparable period. Gross profit, as a percentage of sales and operating revenue, was 16.5% for the second quarter of 2005, compared with 18.5% for the comparable period in the prior year; however, on a dollar per unit basis gross profit was up 2% compared to the prior year. The decline in gross profit was primarily due to lower units shipped. U.S. gross profit decreased 31.1% from the second quarter last year primarily due to the lower units shipped, partially offset by higher margins on a dollar per unit basis. Foreign gross profit increased 49.1% from the second quarter last year due to higher margins on a dollar per unit basis and increased shipments. Compared to the prior year, gross profit was negatively impacted by $545,000 for higher depreciation due to the fair value adjustments recorded in connection with the Merger, and by $131,000 for changes in foreign currency translation rates.

Selling, general and administrative (“SG&A”) expenses for the second quarter of 2005 were $8,479,000, compared to $9,203,000 in the second quarter of 2004. Cost reductions implemented in the U.S. and Europe in the second half 2004 resulted in a decrease in SG&A of approximately $900,000, partially offset by the increase in amortization expense of $616,000 from Successor Company intangible assets, and an increase of $272,000 from the management fee paid to CHS. SG&A also decreased due to a reduction in bad debt expense of $530,000 and by $85,000 from changes in foreign currency translation rates when compared to the prior year period.

Interest expense of $4,713,000 for the second quarter of 2005 was significantly more than last year's $2,569,000. This year's cost includes higher interest rates on higher outstanding indebtedness as a result of the Merger.

Other income of $139,000 for the three months ended June 30, 2005 primarily consisted of the mark to market of derivatives associated with the Senior Notes. Other income of $161,000 for the prior year three months was primarily related to gain on the sale of assets.

The provision for income taxes for the quarter ended June 30, 2005 was $380,000, compared to $637,000 in the same period last year. The provision is determined using statutory rates for each tax jurisdiction adjusted for certain permanent differences based upon its fiscal year to date results. The Company completed its assessment through the first six months of 2005 for a $10,000,000 dividend repatriation under the American Jobs Creation Act and determined the tax associated with the repatriation to be $28,000, which is included in the provision.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004:

The results of operations for the six month period ended June 30, 2004 include the combined results of operations for the Predecessor Company for the period January 1, 2004 through May 17, 2004, and the Successor Company for the period May 18, 2004 through June 30, 2004.

Selected financial data (000’s):

	Successor Six Months Ended June 30, 2005	Combined Six Months Ended June 30, 2004	Successor May 18, 2004 Through June 30, 2004	Predecessor January 1, 2004 Through May 17, 2004 (Restated)

Sales and operating revenue	$146,629	$119,420	$49,027	$70,393
Gross profit	21,219	20,009	9,723	10,286
Selling, general & administrative expenses	16,952	16,720	4,290	12,430
Expenses related to CHS transaction	−	5,863	−	5,863
Operating income (loss)	4,267	(2,574)	5,433	(8,007)
Interest expense	9,407	4,088	2,449	1,639
Interest income	(382)	(270)	(82)	(188)
Foreign exchange loss/(gain)	152	153	22	131
Minority interest	(69)	53	84	(31)
Other expense (income), net	(90)	(307)	(35)	(272)
Profit(loss) before tax	(4,751)	(6,291)	2,995	(9,286)
Income tax provision (benefit)	(926)	(1,882)	1,096	(2,978)
Net income(loss)	$(3,825)	$(4,409)	$1,899	$(6,308)

For the six months ended June 30, 2005, sales and operating revenue was $146,629,000 compared with $119,420,000 for the same period last year, an increase of $27,209,000 or 22.8%. Product prices were up 11.7%, in line with higher raw material costs. Units shipped were up 10.3% and units installed were flat. At June 30, 2005, backlog was 12.2% less than at June 30, 2004.

U.S. sales and operating revenue of $75,117,000 was 4.3% higher than the same period last year. The increase in revenue was due to a 15% increase in sales prices partially offset by a 9.4% decline in units shipped. Installation revenue, recognized on a cost percentage-of-completion basis, was up approximately 16%.

Foreign sales and operating revenue was $71,512,000, 50.8% higher than last year. Foreign units shipped were up 33.3% and sales prices were up 13%. Installation revenue, recognized on a cost percentage-of-completion basis, was up 40.2%. The change in foreign currency translation rates decreased 2005 foreign sales and operating revenue by approximately $1,784,000, or 1.5% of last year’s consolidated sales and operating revenue.

Gross profit for the six months ended June 30, 2005 was $21,219,000, or 6.0% higher than the prior year at $20,009,000. Gross profit was higher primarily due to higher shipment volumes outside of the U.S. than this time last year. Gross profit, as a percentage of sales and operating revenue, decreased to 14.5% from 16.8% last year, and declined 4.0% on a dollar per unit basis. Compared to the prior year, gross profit was negatively impacted from $1,319,000 of higher depreciation in 2005, primarily due to fair value adjustments recorded in connection with the Merger. Changes in foreign currency translation rates also decreased 2005 gross profit by approximately $201,000.

SG&A expenses were $16,952,000 for the six months ended June 30, 2005, compared with $16,720,000 for the same period in 2004. Increased costs resulted primarily from $1,830,000 of amortization of Successor Company intangible assets and the $780,000 management fee paid to CHS. These increased costs were partially offset by cost reductions implemented in the U.S. and Europe in the second half of 2004, approximating $1,360,000. The increase in SG&A was also partially offset by lower bad debt expense of $560,000 and by $148,000 from changes in foreign currency translation rates when compared to the prior year period. SG&A, as a percent of sales, was 11.6% for the six months ended June 30, 2005, compared to 14.0% last year.

Prior year expenses related to the Merger of $5,863,000 include costs the Company incurred to execute the Merger, including $3,204,000 for investment banker fees and expenses, $1,169,000 for legal, accounting and professional expenses, and $1,490,000 non-cash expense created by the extension and acceleration of Predecessor Company stock option vesting dates as a result of the Merger and required by FAS 123.

Interest expense of $9,407,000 for the six months ended June 30, 2005 was significantly more than last year's $4,088,000, due to higher interest rates on higher outstanding indebtedness as a result of the Merger.

Other income of $90,000 for the six months ended June 30, 2005 primarily consisted of the mark to market of derivatives associated with the Senior Notes. Other income of $307,000 for the prior year six months was primarily related to gain on sales of assets.

The benefit for income taxes for the six month period ended June 30, 2005 was $926,000 compared to $1,882,000 in the same period last year. The benefit was determined at the statutory rates adjusted for certain permanent differences based upon its year to date results. Income tax benefit for 2005 was reduced by $1,360,000 to reinstate a deferred tax valuation allowance related to foreign tax credits generated prior to the May 18, 2004 Merger transaction recorded as an income tax benefit in the fourth quarter of 2004. The Company completed its assessment through the first six months of 2005 for a $10,000,000 dividend repatriation under the American Jobs Creation Act and determined the tax associated with the repatriation to be $28,000, which is included in the provision. The income tax benefit for 2004 was restated to reflect a tax benefit in Germany of $668,000 that had not been determined as of the time we reported those results.

Outlook -

After six months into the year 2005, we continue to expect full year sales and operating revenue to be higher than in 2004, primarily from increased sales prices following increases in resin cost. Resin cost per pound has averaged ten cents more in the first six months of 2005 compared to the same period in 2004. Although resin prices declined throughout the second quarter of 2005, recent announcements of further resin price increases make us believe that resin cost per pound for the year 2005 will still average ten cents per pound more than what we paid in 2004.

The demand for our products in the North American market was materially affected by the reduction in the amount of business allocated to us by two of our major solid waste customers. This reduction in business was triggered by pricing pressure as well as the shifting of some of their expenditures from landfill development to truck purchases. The impact of this reduction will occur primarily in the second half of 2005. We saw strong demand in most of our international markets during the first half of 2005 compared to the prior year, and expect that this will continue through the second half of 2005. This demand was the result of major projects that are exceptional in size and are coming from increased activity in the mining sector. We expect the growth of these markets to offset most of the U.S. decline.

For the installation activity, we expect a decrease in the U.S. reflecting the lowered solid waste customer programs. While in Europe, the installation activity is expected to increase but not to the extent of offsetting the decline in the U.S.

For the year 2005, we expect to see at least a two percent decline in gross profit as a percentage of sales. Market conditions in Europe continue to experience a higher level of competitive bid pricing pressure which started in 2004. This situation was created in part by the addition of capacity by the Company and our competitors in 2004 in excess of the market growth. The operations in Europe were unable to pass on part of the increase in resin price, but were successful in maintaining market share and increasing shipments. During the first six months of 2005, we have been successful raising the spread between the sales price and resin price in the U.S. and Thailand.

Exclusive of non-cash amortization costs, we expect to have lower selling and administrative costs that will partially compensate for the decrease in gross profit. This reduction is the result of actions taken in the second half 2004 and the current year, primarily personnel related, and the shutting down of a plant in the U.S. Accordingly, we expect to improve our debt covenant measurements in 2005 compared to 2004.

Liquidity and Capital Resources -

Sources of Liquidity -

The Company’s primary source of liquidity during the period ended June 30, 2005 was cash on hand and its revolving credit facility. At June 30, 2005, the Company had working capital of $70,236,000, of which $10,579,000 was cash and cash equivalents. The Company believes that it has sufficient funding from cash on hand, cash expected from future operations and financing agreements to meet its anticipated liquidity needs, including anticipated requirements for working capital, capital expenditures and debt service in 2005.

Total capitalization as of June 30, 2005 was $234,618,000, consisting of $66,125,000 in stockholder’s equity and $168,493,000 of debt (excluding the non-cash, fair value adjustment for the interest rate swap and premium on senior notes).

Capital spending in 2005 is expected to be approximately $3,700,000, of which $1,258,000 was expended in the first six months. The Company expects to fund these costs with cash on hand or borrowings under its revolving credit facility.

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

In connection with the Merger, the Company entered into a $65.0 million senior secured credit facility with UBS Loan Finance LLC and certain other lenders. The senior credit facility provides a $25.0 million term loan facility and a revolving credit facility of up to $40.0 million. The revolving credit facility includes a letter of credit sub-facility of $10.0 million and a swing line sub-facility of $15.0 million. At June 30, 2005, the company had $37,860,525 available under the revolving credit facility. The term loan matures in May 2010 and the revolving credit facility matures in May 2009. The term loan facility amortizes on 24 consecutive equal quarterly installments.

Borrowings bear interest, at our option, at either a base rate or LIBOR plus, in each case, an applicable interest margin. The applicable interest margin for the term loan is 2.00% per annum for base rate loans or 3.00% per annum for LIBOR loans. The applicable interest margin for revolving loans is 1.75% per annum for base rate loans or 2.75% per annum for LIBOR loans. The applicable interest margins for the revolving credit facility and the term loan is adjustable by the lenders based upon the Company’s reported financial results, including its debt leverage ratio. We are also required to pay customary agency fees and expenses. The senior credit facility requires prepayment with the net proceeds of certain asset sales, the net proceeds of certain issuances of debt or preferred stock, a portion of net proceeds of certain issuances of common equity, the net proceeds from casualty and condemnation events in excess of amounts applied to repair or replace such assets, and an agreed-upon percentage of our excess cash flow (subject to certain baskets).

The senior credit facility is guaranteed by GEO Holdings and all of our existing and future direct or indirect domestic subsidiaries, but not our foreign subsidiaries or Bentofix Technologies (USA), Inc., to the extent guarantees by such subsidiaries would be prohibited by applicable tax law or could result in adverse tax consequences. The senior credit facility is secured by substantially all of our U.S. assets, and by our capital stock and the capital stock of substantially all of our domestic subsidiaries and 65% of the capital stock of substantially all of our first-tier foreign subsidiaries.

The senior credit facility requires us to meet certain financial tests, including but not limited to, a minimum interest coverage ratio, a maximum leverage ratio, a minimum fixed charge coverage ratio and maximum capital expenditures. In addition, the senior credit facility contains restrictive covenants which limits, among other things, dispositions of assets, certain business changes, certain ownership changes, mergers, acquisitions, dividends, stock repurchases and redemptions, incurrence of indebtedness, issuance of preferred stock, investments, liens, transactions with affiliates, sale and leaseback transactions, and other matters customarily restricted in such agreements. The senior credit facility provides for customary events of default.

At June 30, 2005, the Company had five local foreign credit facilities. It had credit facilities with two German banks in the amount of EUR 5,100,000 (USD $6,172,000). These revolving credit facilities are secured by a corporate guarantee and bear interest at various market rates. These credit facilities are used primarily to guarantee the performance of European installation contracts and temporary working capital requirements. At June 30, 2005, the Company had EUR 2,748,000 (USD $3,326,000) available under these credit facilities with EUR 2,352,000 (USD $2,846,000) of bank guarantees outstanding.

The Company has two credit facilities with Egyptian banks in the amount of EGP 6,667,000 (USD $1,151,000). These credit facilities bear interest at various market rates and are primarily for cash management purposes. At June 30, 2005, the Company had EGP 4,194,000 (USD $724,000) available under these credit facilities with EGP 2,472,000 (USD $427,000) of bank guarantees outstanding.

The Company has an EGP 5,000,000 (USD $864,000) term loan with an Egyptian bank, bearing interest at 14%, secured by equipment. The promissory note requires quarterly payments of EGP 417,000 (USD $72,000) plus interest on July 27, October 27, January 27, and April 27, maturing in April 2007, and has a balance outstanding at June 30, 2005 of EGP 3,333,000 (USD $576,000).

The Company has a credit facility with a Canadian bank in the amount of Canadian Dollar 500,000 (USD $408,000) that bears interest at market rate, secured by all assets. At June 30, 2005, the Company had the full amount available under this line.

The US dollars equivalent amounts are determined using the exchange rates in effect on June 30, 2005.

Sources and Uses of Cash -

	Six Months Ended
	Successor June 30, 2005	Combined June 30, 2004
Cash provided by(used in) operating activities	$(12,456,000)	$	(18,615,000)

Cash provided by (used in) investing activities	$(127,000)		$(225,655,000)

Cash provided by (used in) financing activities	$(142,000)		$221,017,000

Cash used in operating activities during the six months ended June 30, 2005 improved in comparison to the prior year primarily due to reduced working capital, resulting from lower inventory and higher accounts payable and accrual liabilities.

Cash used in investing activities during the six months ended June 30, 2005, was $127,000 compared to $225,665,000 in the prior year. Capital expenditures of $1,258,000 in the first six months of 2005 was partially offset by $1,131,000 of proceeds from the sale of assets, primarily related to the sale of real estate. On May 18, 2004, the Company was acquired by CHS at a net cash cost of $221,466,000 which included $6,656,000 of related expenses offset by $14,266,000 of acquired cash, excluding financing costs.

During the six months ended June 30, 2005, cash used in financing activities was for scheduled debt payments. Cash provided by financing activities during the six months ended June 30, 2004 of $221,017,000 was primarily related to the proceeds from new debt and equity associated with the Merger, less the cost of financing.

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

Critical Accounting Policies and Estimates -

A discussion of critical accounting policies is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. There have been no material changes in critical accounting policies since the date of that filing, or during the six months ended June 30, 2005.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company’s exposure to interest rate market risk is limited to credit facilities that bear interest at floating rates. At June 30, 2005, the Company has $75,576,000 of fixed rate debt, and $92,917,000 of floating rate debt. Accordingly, a change in interest rates could have a material impact on the Company’s earnings.

In January 2005, the Company entered into an interest rate swap agreement, which effectively converted $75,000,000 of 11% fixed rate senior notes into variable rate notes based on six month LIBOR rates. Under the swap agreement, the Company makes payments based on a variable rate; currently 10.1125% through November 15, 2005, adjusting based on LIBOR every six months thereafter, and receives a fixed rate of 11%. Differentials to be received or paid under the agreement are recognized as an offset or as an addition to interest expense, respectively. The effect on interest expense for a 1% change in the underlying variable interest rate would increase, or decrease, interest expense by $750,000 annually, before tax. The swap agreement parallels the 11% senior notes due in 2012.

The Company operates outside of the United States through foreign subsidiaries in Germany, England, Thailand, Australia and Egypt that use a foreign currency as their functional currency. Foreign subsidiaries may enter into sales, installation or purchase contracts that are denominated in currencies different than the subsidiaries’ functional currency. The Company recognizes that its international operations are subject to the risk of foreign currency fluctuations not present in domestic operations. As a result, the Company’s financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company distributes or installs its products. However, currency losses from sales, installation or purchase obligations in non functional currencies have not been material to the Company’s historical consolidated results of operations.

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

Based on their evaluation as of June 30, 2005, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of that date to ensure that information the Company is required to disclose in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

During the quarter ended June 30, 2005, there were no changes in internal controls over financial reporting that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

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

GUNDLE/SLT ENVIRONMENTAL, INC.

Date: ___________________	By:	/s/ Kelvin R. Collard
Kelvin R. Collard
VICE PRESIDENT & CHIEF FINANCIAL OFFICER