Form 10-Q
period 2005-09-30
GUNDLE SLT ENVIRONMENTAL INC
filed 2005-10-28
CIK 805023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________to __________________

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant is required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 28, 2005
Common stock, par value $.01	100

GUNDLE/SLT ENVIRONMENTAL, INC.

INDEX

		PAGE
PART I - FINANCIAL INFORMATION

ITEM 1:	Financial Statements

	Condensed Consolidated Balance Sheets as of September 30, 2005	3
	(Unaudited) and December 31, 2004

	Condensed Consolidated Statements of Income (Loss)	4
	For the Three Months Ended September 30, 2005 and September 30, 2004
	(Unaudited)

	Condensed Consolidated Statements of Income (Loss)	5
	For the Nine Months Ended September 30, 2005 and for the periods
	January 1, 2004 to May 17, 2004 (Predecessor) and May 18, 2004
	To September 30, 2004 (Successor) (Unaudited)

	Condensed Consolidated Statements of Cash Flows	6
	For the Nine Months Ended September 30, 2005 and for the
	Periods January 1, 2004 to May 17, 2004 (Predecessor) and
	May 18, 2004 to September 30, 2004 (Successor) (Unaudited)

	Notes to Condensed Consolidated Financial Statements	7

ITEM 2:	Management’s Discussion and Analysis of Results of Operations and Financial Condition	24

ITEM 3:	Quantitative and Qualitative Disclosures About Market Risk	33

ITEM 4:	Controls and Procedures	34

PART II - OTHER INFORMATION

ITEM 1:	Legal Proceedings	34

ITEM 2:	Unregistered Sales of Equity Securities and Issuer Purchases of Equity Securities	34

ITEM 3:	Defaults Upon Senior Securities	34

ITEM 4:	Submission of Matters to a vote of Security Holders	34

ITEM 5:	Other Information	34

ITEM 6:	Exhibits	35

Certifications

Part I. Financial Information

Item 1. Financial Statements

GUNDLE/SLT ENVIRONMENTAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS)

	SEPTEMBER 30, 2005	DECEMBER 31, 2004
	(UNAUDITED)
ASSETS
CURRENT ASSETS:
CASH AND CASH EQUIVALENTS	$16,749	$23,716
ACCOUNTS RECEIVABLE, NET OF ALLOWANCE FOR BAD
DEBT OF $5,361 AND $5,865	70,479	49,823
CONTRACTS IN PROGRESS	9,022	1,885
INVENTORY	26,701	35,737
DEFERRED INCOME TAXES	3,182	3,512
PREPAID EXPENSES AND OTHER	1,810	1,305

TOTAL CURRENT ASSETS	127,943	115,978

PROPERTY, PLANT AND EQUIPMENT, NET	88,708	96,587
GOODWILL	58,187	57,103
CUSTOMER LISTS AND OTHER INTANGIBLE ASSETS, NET	17,855	22,081
DEFERRED INCOME TAXES	12,407	12,180
DEFERRED FINANCING COSTS AND OTHER ASSETS, NET	12,743	14,170

	$317,843	$318,099
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES	$43,785	$39,908
ADVANCE BILLINGS ON CONTRACTS
IN PROGRESS	1,966	1,472
CURRENT PORTION OF LONG-TERM DEBT	3,155	275
DEFERRED INCOME TAXES	2	3
INCOME TAXES PAYABLE	2,162	728

TOTAL CURRENT LIABILITIES	51,070	42,386

LONG-TERM DEBT	163,508	168,329
OTHER LIABILITIES	3,031	1,262
DEFERRED TAXES	26,599	29,406
MINORITY INTEREST	2,982	2,702

STOCKHOLDER'S EQUITY:
COMMON STOCK, $.01 PAR VALUE, 1,000 SHARES
AUTHORIZED, 100 SHARES ISSUED	—	—
ADDITIONAL PAID-IN CAPITAL	60,629	60,629
RETAINED EARNINGS	9,350	8,304
ACCUMULATED OTHER COMPREHENSIVE INCOME	674	5,081

TOTAL STOCKHOLDER'S EQUITY	70,653	74,014

	$317,843	$318,099

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GUNDLE/SLT ENVIRONMENTAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(AMOUNTS IN THOUSANDS EXCEPT EARNINGS PER SHARE DATA)
(UNAUDITED)
	THREE MONTHS ENDED SEPTEMBER 30, 2005	THREE MONTHS ENDED SEPTEMBER 30, 2004

SALES AND OPERATING REVENUE	$97,595	$101,034
COST OF PRODUCTS & SERVICES	76,294	78,644

GROSS PROFIT	21,301	22,390

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES	8,469	7,862

OPERATING INCOME	12,832	14,528

OTHER (INCOME) EXPENSES:
INTEREST EXPENSE	4,887	5,173
INTEREST INCOME	(74)	(83)
FOREIGN EXCHANGE LOSS	(124)	7
MINORITY INTEREST	350	28
OTHER EXPENSE, NET	219	41

INCOME BEFORE INCOME TAXES	7,574	9,362

INCOME TAX PROVISION	2,701	3,228

NET INCOME	$4,873	$6,134

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GUNDLE/SLT ENVIRONMENTAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(AMOUNTS IN THOUSANDS EXCEPT EARNINGS PER SHARE DATA)
(UNAUDITED)

	SUCCESSOR NINE MONTHS ENDED SEPTEMBER 30, 2005	SUCCESSOR MAY 18, 2004 TO SEPTEMBER 30, 2004	PREDECESSOR JANUARY 1, 2004 TO MAY 17, 2004
			(RESTATED)

SALES AND OPERATING REVENUE	$244,223	$150,061	$70,393
COST OF PRODUCTS & SERVICES	201,703	117,948	60,107

GROSS PROFIT	42,520	32,113	10,286

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES	25,422	12,151	12,430
EXPENSES RELATED TO CHS ACQUISITION	—	—	5,863

OPERATING INCOME (LOSS)	17,098	19,962	(8,007)

OTHER (INCOME) EXPENSES:
INTEREST EXPENSE	14,294	7,622	1,639
INTEREST INCOME	(456)	(165)	(188)
FOREIGN EXCHANGE LOSS	28	29	131
MINORITY INTEREST	281	112	(31)
OTHER (INCOME) EXPENSE, NET	131	6	(272)

INCOME (LOSS) BEFORE INCOME TAXES	2,820	12,358	(9,286)

INCOME TAX (BENEFIT) PROVISION	1,774	4,324	(2,978)

NET INCOME (LOSS)	$1,046	$8,034	$(6,308)

BASIC LOSS PER COMMON SHARE	*	*	$(0.55)

DILUTED LOSS PER COMMON SHARE	*	*	$(0.51)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	*	*	11,542
DILUTED	*	*
			12,378

* The Successor Company has no outstanding publicly held common shares and therefore does not report earnings per share data.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GUNDLE/SLT ENVIRONMENTAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS IN THOUSANDS)
(UNAUDITED)

	SUCCESSOR NINE MONTHS ENDED SEPTEMBER 30, 2005	SUCCESSOR MAY 18, 2004 TO SEPTEMBER 30, 2004	PREDECESSOR JANUARY 1, 2004 TO MAY 17, 2004
			(RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)	$1,046	$8,034	$(6,308)
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO CASH
PROVIDED BY (USED IN) OPERATING ACTIVITIES:
DEPRECIATION	7,898	3,614	2,998
AMORTIZATION OF INTANGIBLES	3,491	1,677	—
AMORTIZATION OF DEBT ISSUANCE COSTS	1,490	648	736
AMORTIZATION OF NON-COMPETE AGREEMENT	80	38	42
AMORTIZATION OF PREMIUM ON SENIOR NOTES	(54)	—	—
DEFERRED INCOME TAXES	(2,567)	(1,784)	(2,978)
STOCK OPTION COMPENSATION	—	—	1,490
MINORITY INTEREST	281	112	(31)
(GAIN) LOSS ON SALE OF ASSETS	(21)	16	(190)
CHANGE IN OPERATING ASSETS AND LIABILITIES, NET OF
EFFECTS FROM ACQUISITIONS:
ACCOUNTS RECEIVABLE	(22,760)	(21,887)	450
CONTRACTS IN PROGRESS	(7,309)	(4,099)	(3,480)
INVENTORY	7,877	11,176	(7,020)
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES	4,345	6,324	3,546
ADVANCE BILLINGS ON CONTRACTS IN PROGRESS	613	648	(935)
INCOME TAXES PAYABLE	1,444	972	(3,346)
OTHER ASSETS AND LIABILITIES	(350)	2,735	—

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(4,496)	8,224	(15,026)

CASH FLOWS FROM INVESTING ACTIVITIES:
ADDITIONS TO PROPERTY, PLANT AND EQUIPMENT	(2,964)	(3,025)	(3,050)
PROCEEDS FROM SALE OF EQUIPMENT	1,187	320	260
CASH PAID FOR CHS ACQUISITION INCLUDING EXPENSES,
NET OF CASH ACQUIRED	—	(221,531)	—

NET CASH USED IN INVESTING ACTIVITIES	(1,777)	(224,236)	(2,790)

CASH FLOWS FROM FINANCING ACTIVITIES:
PROCEEDS FROM REVOLVER	5,000	25,000	—
PAYMENTS ON REVOLVER	(5,000)	(15,000)	—
PROCEEDS FROM LONG TERM DEBT	—	175,000	806
RETIREMENT OF LONG TERM DEBT	(214)	(1,106)	(16,723)
PAYMENT OF FINANCING FEES	—	(14,071)	—
PROCEEDS FROM THE EXERCISE OF STOCK OPTIONS AND
PURCHASES UNDER THE EMPLOYEE STOCK PURCHASE PLAN	—	—	100
PROCEEDS FOR NEW STOCK ISSUANCE	—	55,229	—

NET CASH PROVIDED BY (USED IN) IN FINANCING ACTIVITIES	(214)	225,052	(15,817)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(480)	104	—

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,967)	9,144	(33,633)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	23,716	—	47,899

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$16,749	$9,144	$14,266

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

The financial statements included herein prior to May 18, 2004, are those of the Company before the consummation of the Merger on May 18, 2004 (Predecessor). As reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, financial data for the Predecessor’s period ended May 17, 2004 have been adjusted due to the results of a German tax audit completed later in 2004, and reflect a $668,000 higher income tax benefit than was originally reported. As such, the net loss of $6,973,000 originally reported for the period January 1, 2004 to May 17, 2004 in the Company’s Quarterly Report on Form 10Q has been restated to a loss of $6,308,000 in this report. This adjustment reduced the reported loss per share from $0.60 to $0.55, and increased retained earnings by $668,000. The 2005 financial statements are those of the Company after the consummation of the Merger on May 18, 2004 (Successor) and, as a result of the purchase price allocation discussed in Note 9, are not comparable to those of the Predecessor.

The accompanying unaudited, condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for the fair presentation of such financial statements for the periods indicated. Certain information relating to the Company’s organization and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in this report pursuant to Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission. However, the Company believes that the disclosures herein are adequate to make the information presented not misleading. The results for the nine months ended September 30, 2005 are not necessarily indicative of future operating results. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

(2) Inventory -

Inventory is stated at the lower of cost or market. Cost, which includes material, labor and overhead, is determined by the weighted average cost method, which approximates the first in, first out cost method. Inventory consisted of the following (in 000’s):

	September 30, 2005	December 31, 2004
Raw materials & supplies	$13,245	$10,060
Finished goods	13,456	25,677

Total	$26,701	$35,737

(3) Income Taxes -

The Company’s provision for income taxes is recorded at statutory rates for each tax jurisdiction based on fiscal year to date results, adjusted for certain permanent differences. Income tax benefit for the first nine months of 2005 was reduced by $1,360,000 to reinstate a deferred tax valuation allowance related to foreign tax credits generated prior to the May 18, 2004 Merger transaction recorded as an income tax benefit in the fourth quarter of 2004. The Company completed its assessment through the first nine months of 2005 for a $10,000,000 dividend repatriation under the American Jobs Creation Act and determined the tax associated with the repatriation to be $28,000, which was included in the provision.

Also in the first nine months of 2005, the Company corrected purchase accounting for the May 18, 2004 Merger transaction by increasing the deferred tax valuation allowance related to certain foreign tax credits available to the Company at the date of the Merger resulting in a net increase in recorded goodwill and a net decrease in recorded deferred tax assets of $1,792,000 at May 18, 2004 (see note 9).

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

Balance at December 31, 2004	$2,598
Warranty obligations accrued/adjusted	42
Warranty obligations paid	(262)
Balance at September 30, 2005	$2,378

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

January 1, 2004 To May 17, 2004
Net income (loss) applicable to common stockholders:
As reported	$(6,308)

Exclude: stock based employee compensation included in reported net income net of tax	924

Include: total stock-based employee compensation expense under fair value based method for all awards, net of tax	246

Pro forma net income (loss) applicable to common Stockholders	$(5,630)

Basic loss per share: As reported	$(.55)

Pro Forma	$(.49)

Diluted loss per share:
As reported	$(.51)

Pro Forma	$(.45)

(8) Other Comprehensive Income -

	Successor Nine Months Ended September 30, 2005	Successor May 18, 2004 to September 30, 2004	Predecessor January 1, 2004 to May 17, 2004
			(RESTATED)
Net Income (Loss)	$1,046	$8,034	$(6,308)
Translation Adjustment	(4,407)	1,212	(1,870)

Comprehensive Income (Loss)	$(3,361)	$9,246	$(8,178)

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

Nine Months Ended September 30, 2004
Sales and operating revenue	$220,454
Net (loss)	$(5,800)

(10) Long-Term Debt -

Long-term debt consists of the following (in 000’s):

	September 30,	December 31,
	2005	2004

11% Senior Notes	$150,000	$150,000
Term Loan, with quarterly installments of $995,000 bearing interest at a floating rate, 6.49% at June 30, 2005	17,917	17,917
Term Loan - Egyptian bank secured by equipment, bears interest at 14% with quarterly installments of approximately $70,000	506	687
Fair value of interest rate swap and premium on senior notes	(1,760)	−
	166,663	168,604
Less current maturities	(3,155)	(275)
	$163,508	$168,329

Senior Notes -

In connection with the Merger, the Company issued $150,000,000 of 11% senior notes due in 2012. As required by their terms, the senior notes were exchanged for publicly registered notes in the same amounts in a registered exchange offer completed in November 2004. The senior notes are guaranteed by all of the Company’s existing and future direct or indirect domestic subsidiaries other than Bentofix Technologies (USA), Inc., a dormant subsidiary of the Company’s 51% owned Canadian subsidiary, Bentofix Technologies, Inc.

The indenture governing the notes, among other things: (1) restricts the Company’s ability and the ability of its subsidiaries to incur additional indebtedness, issue shares of preferred stock, incur liens, pay dividends or make certain other restricted payments and enter into transactions with affiliates; (2) prohibits certain restrictions on the ability of certain of the Company’s subsidiaries to pay dividends or make certain payments to it; and (3) places restrictions on the Company’s ability and the ability of its subsidiaries to merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of assets. The indenture related to these notes and the new senior credit facility also contains various covenants that limit the Company’s discretion in the operation of its businesses.

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

The senior credit facility is guaranteed by GEO Holdings and all of the Company’s existing and future direct or indirect domestic subsidiaries, but not the Company’s foreign subsidiaries or Bentofix Technologies (USA), Inc., a dormant subsidiary of its 51%-owned Canadian subsidiary, Bentofix Technologies, Inc., to the extent guarantees by such subsidiaries would be prohibited by applicable tax law or could result in adverse tax consequences. The senior credit facility is secured by substantially all of the Company’s U.S. assets, and by its capital stock and the capital stock of substantially all of its domestic subsidiaries and 65% of the capital stock of substantially all of its first-tier foreign subsidiaries.

The senior credit facility requires the Company to meet certain financial tests, including but not limited to, a minimum interest coverage ratio, a maximum leverage ratio, a minimum fixed charge coverage ratio and maximum capital expenditures. In addition, the senior credit facility contains restrictive covenants which limit, among other things, dispositions of assets, certain business changes, certain ownership changes, mergers, acquisitions, dividends, stock repurchases and redemptions, incurrence of indebtedness, issuance of preferred stock, investments, liens, transactions with affiliates, sale and leaseback transactions, and other matters customarily restricted in such agreements. The senior credit facility provides for customary events of default.

Foreign Debt -

At September 30, 2005, the Company had five local foreign credit facilities. It had credit facilities with two German banks in the amount of EUR 5,100,000 (USD $6,131,000). These revolving credit facilities are secured by a corporate guarantee and bear interest at various market rates. These credit facilities are used primarily to guarantee the performance of European installation contracts and temporary working capital requirements. At September 30, 2005, the Company had EUR 2,780,000 (USD $3,342,000) available under these credit facilities with EUR 2,320,000 (USD $2,789,000) of bank guarantees outstanding.

The Company has two credit facilities with Egyptian banks in the amount of EGP 7,083,000 (USD $1,230,000). These credit facilities bear interest at various market rates and are primarily for cash management purposes. At September 30, 2005, the Company had EGP 4,109,000 (USD $713,000) available under these credit facilities with EGP 2,974,000 (USD $516,000) of bank guarantees outstanding.

The Company has an EGP 5,000,000 (USD $868,000) term loan with an Egyptian bank, bearing interest at 14%, secured by equipment. The promissory note requires quarterly payments of EGP 417,000 (USD $72,000) plus interest on July 27, October 27, January 27, and April 27, maturing in April 2007, and has a balance outstanding at September 30, 2005 of EGP 2,917,000 (USD $506,000).

The Company has a credit facility with a Canadian bank in the amount of Canadian Dollar 500,000 (USD $430,000) that bears interest at market rates, secured by all assets of the Canadian company. At September 30, 2005, the Company had the full amount available under this line.

The U.S. dollar equivalent amounts are determined using the exchange rates in effect on September 30, 2005.

Predecessor Company Notes -

On February 4, 2002, the Company entered into a note agreement with one lender in the amount of $25,000,000. This 3-year term facility was secured by the Company’s Houston, TX, and Kingstree, SC real properties and all of the Company’s equipment at these locations. The promissory note required monthly payments of approximately $520,000 including interest at the rate of 9.22% and matured on February 5, 2005, with a balloon payment equal to the unpaid principal balance plus accrued and unpaid interest. The terms of the note placed various restrictions on the Company’s ability to pay dividends or make certain other payments, incur additional debt, consolidate or merge into another corporation or sell assets and make capital expenditures. The note also required the Company to maintain certain financial ratios and specified levels of consolidated net worth. On January 20, 2004, the Company paid off this note with a payment of $17,498,000 that included accrued interest of $85,400 and a prepayment fee of $690,600. Deferred financing costs of $735,000 were expensed in 2004 as a result of the debt pay-off.

Summarized below are the maturities of long-term debt of the Company during the next five years and thereafter, excluding the fair value adjustment associated with the interest rate swap and the unamortized premium on the senior notes because they will not result in cash payments (in 000’s).

Year Ending December 31
2005	$72
2006	4,269
2007	4,125
2008	3,981
2009	3,981
Thereafter	151,995
Total	$168,423

Derivative Financial Instruments -

As of September 30, 2005, the Company has an interest rate swap outstanding with a notional amount of $75,000,000. The fair value of the outstanding swap was a liability of approximately $2,029,276 which is reflected in the consolidated balance sheet in other liabilities, and the carrying amount of the related debt has been decreased by the same amount in accordance with the short-cut method provided by Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities”.

During the three and nine month periods ended September 30, 2005, the interest rate swap agreement reduced net interest expense by approximately $170,000 and $680,000, respectively.

In connection with the Merger, the Company issued $150,000,000 of 11% senior notes due in 2012. Within the terms of the senior notes are two embedded derivatives that allow for optional early redemption of the senior notes. With expiration dates of May 15, 2007 and May 15, 2008, these embedded derivatives are not considered clearly and closely related to the debt agreement and therefore are required to be valued separately from the senior notes. The fair value of these options as of September 30, 2005 was $135,230 and is recorded in other assets. Changes in the fair value of these derivatives are recorded in other income/expense. For the three and nine months ended September 30, 2005, these expenses were $263,020 and $188,550, respectively.

At the date of the issuance of the senior notes, the fair value of the embedded derivates was determined to be $323,780. This amount was recorded in other assets with a corresponding credit to the carrying value of the senior notes. This premium is amortized as a yield adjustment to interest expense over the life of the debt. During the three and nine month period ended September 30, 2005, amortization of this premium reduced interest expense by approximately $10,000 and $54,000 respectively.

(11) New Accounting Pronouncements -

In December 2004, the FASB issued Statement No. 123(R), “Share-Based Payment”, which is a revision of FASB Statement of No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. FAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, and pro forma disclosure is no longer an alternative to financial statement recognition. FAS 123(R) is effective for public companies at the beginning of the first annual period beginning after June 15, 2005. The adoption is not expected to have a material effect on the Company’s results of operation, financial position or cash flow.

In January 2004, the FASB issued Statement of Financial Accounting Standards No. 151 - Inventory Costs (an amendment of ARB No. 43, Chapter 4) which outlines the accounting treatment for certain manufacturing related costs, such as idle facility expense, freight, handling cost, and spoilage. This Statement requires that those items be recognized as current-period charges. In addition, this statement requires that allocation of fixed production overheads to the costs of conversions be based on the normal capacity of the production facilities. FAS 151 is effective for public companies at the beginning of the first interim or annual period beginning after June 15, 2005. The adoption is not expected to have a material effect on the Company’s results of operation, financial position or cash flow.

In December 2004, the FASB issued FASB Staff Position No. 109-2 (FSP 109-2), “Accounting and Disclosure Guidance for the Foreign Repatriation Provision within the American Jobs Creation Act of 2004”, which provides guidance under SFAS No. 109 with respect to recording the potential impact of the repatriation provisions of the Act on a company’s income tax expense and deferred tax liability. FSP 109-2 states that a company is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. The Company completed its assessment through the first nine months of 2005 for a $10,000,000 dividend under the American Jobs Creation Act and determined the tax associated with the repatriation to be $28,000, which is included in the provision for income taxes.

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

On January 14, 2004, the Company received a letter from Shire Equipment Leasing Corporation (“Shire”) (Defendant, along with Robert Steinberg, as trustee for the bankruptcy estate of Pro Air) relating to litigation instituted by Wembley Ltd., the Company’s largest stockholder prior to the Merger. In the litigation, Wembley is seeking a declaratory judgment that neither Pro Air, Inc., nor Shire, Pro Air’s Assignee, ever acquired an ownership interest in 1,100,000 shares of the Company owned by Wembley. The dispute relates to Wembley’s delivery to Pro Air in 1997 of a stock certificate representing the disputed shares along with an assignment of stock, or stock power, which provided that the assignment of the Company’s shares was valid only if done in compliance with certain specified conditions. The parties disagree as to whether those conditions were met. In April 1998, Pro Air asked the Company to reflect Pro Air on the Company’s books as the holder of record of the disputed shares, but the Company declined to do so, informing Pro Air that it had no record of Pro Air being a Company shareholder. Shire indicated in its January 2004 letter that it would pursue claims against the Company if testimony revealed that the Company acted in concert with Wembley to prevent the transfer of the disputed shares.

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

GUNDLE/SLT ENVIRONMENTAL, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

	As of September 30, 2005

	Gundle	US Guarantors	Non US Non-Guarantors	Consolidating Entries	Consolidated
(in thousands)
ASSETS
Current Assets:
Cash and Cash Equivalents	$37	$7,328	$9,384	$—	$16,749
Accounts Receivable, Net	278	40,627	37,630	(8,056)	70,479
Contracts in Progress	—	6,793	2,229	—	9,022
Inventory	—	14,232	12,469	—	26,701
Deferred Income Taxes	—	3,125	57	—	3,182
Other Current Assets	—	1,264	546	—	1,810
Total Current Assets	315	73,369	62,315	(8,056)	127,943

Property, Plant and Equipment, Net	—	57,889	30,830	(11)	88,708
Goodwill	58,187	—	—	—	58,187
Intangible Assets	—	10,333	7,522	—	17,855
Deferred Income Taxes	—	12,271	136	—	12,407
Deferred Financing Costs and Other Assets, Net	11,888	833	22	—	12,743

	$70,390	$154,695	$100,825	$(8,067)	$317,843

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
Accounts Payable and Accrued Liabilities	$6,235	$24,796	$20,812	$(8,056)	$43,787
Advance Billings on Contracts	—	355	1,611	—	1,966
Current Portion of Long-term Debt	2,866	—	289	—	3,155
Income Taxes Payable	—	1,344	818	—	2,162
Total Current Liabilities	9,101	26,495	23,530	(8,056)	51,070

Long-term Debt	163,291	—	217	—	163,508

Other Liabilities	2,029	—	1,002	—	3,031
Deferred Taxes	—	18,902	7,697	—	26,599
Minority Interest	—	—	2,982	—	2,982
Investments in Subsidiaries and Intercompany	(139,595)	81,006	961	57,628	—
Stockholder's Equity	35,564	28,292	64,436	(57,639)	70,653

	$70,390	$154,695	$100,825	$(8,067)	$317,843

GUNDLE/SLT ENVIRONMENTAL, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

	Successor
	As of December 31, 2004

			Non US
		US	Non-	Consolidating
	Gundle	Guarantors	Guarantors	Entries	Consolidated
(in thousands)
ASSETS
Current Assets:
Cash and Cash Equivalents	$37	$14,988	$8,691	$—	$23,716
Accounts Receivable, Net	—	26,409	29,666	(6,252)	49,823
Contracts in Progress	—	669	1,216	—	1,885
Inventory	—	16,912	18,825	—	35,737
Deferred Income Taxes	—	3,449	63	—	3,512
Other Current Assets	—	4	1,301	—	1,305
Total Current Assets	37	62,431	59,762	(6,252)	115,978

Property, Plant and Equipment, Net	—	62,772	33,815	—	96,587
Goodwill	57,103	—	—	—	57,103
Intangible Assets	—	12,508	9,573	—	22,081
Deferred Income Taxes	—	12,027	153	—	12,180
Deferred Financing Costs and Other Assets, Net	13,244	926	—	—	14,170

	$70,384	$150,664	$103,303	$(6,252)	$318,099

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
Accounts Payable and Accrued Liabilities	$2,114	$26,862	$17,187	$(6,252)	$39,911
Advance Billings on Contracts	—	296	1,176	—	1,472
Current Portion of Long-term Debt	—	—	275	—	275
Income Taxes Payable	—	528	200	—	728
Total Current Liabilities	2,114	27,686	18,838	(6,252)	42,386

Long-term Debt	167,917	—	412	—	168,329

Other Liabilities	—	—	1,262	—	1,262
Deferred Taxes	—	20,247	9,159	—	29,406
Minority Interest	—	—	2,702	—	2,702
Investments in Subsidiaries and Intercompany	(151,255)	90,664	2,385	58,206	—
Stockholder's Equity	51,608	12,067	68,545	(58,206)	74,014

	$70,384	$150,664	$103,303	$(6,252)	$318,099

GUNDLE/SLT ENVIRONMENTAL, INC.

CONDENSED STATEMENT OF OPERATIONS

	For the Three Months Ended September 30, 2005

			Non US
		US	Non-	Consolidating
	Gundle	Guarantors	Guarantors	Entries	Consolidated
(in thousands)
Sales and operating revenue	$—	$58,331	$45,532	$(6,268)	$97,595

Cost of products and services	—	45,574	36,988	(6,268)	76,294

Gross profit	—	12,757	8,544	—	21,301

Selling, General and Administrative Expenses	—	5,804	2,665	—	8,469

Operating income	—	6,953	5,879	—	12,832

Other expenses (income)
Other	15,613	(10,620)	252	13	5,258
	15,613	(10,620)	252	13	5,258

Income (loss) before income taxes	(15,613)	17,573	5,627	(13)	7,574

Provision (benefit) for income taxes	(5,933)	6,729	1,905	—	2,701

Net income (loss)	$(9,680)	$10,844	$3,722	$(13)	$4,873

	For the Three Months Ended September 30, 2004

			Non US
		US	Non-	Consolidating
	Gundle	Guarantors	Guarantors	Entries	Consolidated
(in thousands)
Sales and operating revenue	$—	$67,257	$39,057	$(5,280)	$101,034

Cost of products and services	—	52,405	31,519	(5,280)	78,644

Gross Profit	—	14,852	7,538	—	22,390

Selling, General and Administrative Expenses	—	5,162	2,700	—	7,862

Operating income	—	9,690	4,838	—	14,528

Other expenses (income)
Other	5,123	(166)	207	2	5,166
	5,123	(166)	207	2	5,166

Income (loss) before income taxes	(5,123)	9,856	4,631	(2)	9,362

Provision (benefit) for income taxes	(2,920)	4,716	1,530	(98)	3,228

Net income (loss)	$(2,203)	$5,140	$3,101	$96	$6,134

GUNDLE/SLT ENVIRONMENTAL, INC.

CONDENSED STATEMENT OF OPERATIONS

	For the Nine Months Ended September 30, 2005

			Non US
		US	Non-	Consolidating
	Gundle	Guarantors	Guarantors	Entries	Consolidated
(in thousands)
Sales and operating revenue	$—	$143,943	$112,529	$(12,249)	$244,223

Cost of products and services	—	118,246	95,706	(12,249)	201,703

Gross profit	—	25,697	16,823	—	42,520

Selling, General and Administrative Expenses	—	17,320	8,102	—	25,422

Operating income	—	8,377	8,721	—	17,098

Other expenses (income)
Affiliate dividend income	—	(5,085)	—	5,085	—
Other	25,876	(11,953)	337	18	14,278
	25,876	(17,038)	337	5,103	14,278

Income (loss) before income taxes	(25,876)	25,415	8,384	(5,103)	2,820

Provision (benefit) for income taxes	(9,833)	9,191	2,416	—	1,774

Net income (loss)	$(16,043)	$16,224	$5,968	$(5,103)	$1,046

GUNDLE/SLT ENVIRONMENTAL, INC.

CONDENSED STATEMENT OF OPERATIONS

	Successor
	For the Period of May 18 to September 30, 2004

			Non US
		US	Non-	Consolidating
	Gundle	Guarantors	Guarantors	Entries	Consolidated
(in thousands)
Sales and operating revenue	$—	$103,151	$56,145	$(9,235)	$150,061

Cost of products and services	—	81,159	46,024	(9,235)	117,948

Gross profit	—	21,992	10,121	—	32,113

Selling, General and Administrative Expenses	—	7,905	4,246	—	12,151

Operating income	—	14,087	5,875	—	19,962

Other expenses (income)
Other	7,526	(223)	299	2	7,604
	7,526	(223)	299	2	7,604

Income (loss) before income taxes	(7,526)	14,310	5,576	(2)	12,358

Provision (benefit) for income taxes	(4,290)	6,866	1,846	(98)	4,324

Net income (loss)	$(3,236)	$7,444	$3,730	$96	$8,034

	Predecessor
	For the Period of January 1 to May 17, 2004 (Restated)

			Non US
		US	Non-	Consolidating
	Gundle	Guarantors	Guarantors	Entries	Consolidated
(in thousands)
Sales and operating revenue	$—	$41,242	$34,988	$(5,837)	$70,393

Cost of products and services	—	35,518	30,466	(5,877)	60,107

Gross profit	—	5,724	4,522	40	10,286

Selling, General and Administrative Expenses	—	7,948	4,482	—	12,430
Expenses related to CHS acquisition	—	5,863	—	—	5,863

Operating income	—	(8,087)	40	40	(8,007)

Other expenses (income)
Affiliate dividend income	(95,000)	—	—	95,000	—
Other	1,525	(77)	(168)	(1)	1,279
	(93,475)	(77)	(168)	94,999	1,279

Income (loss) before income taxes	93,475	(8,010)	208	(94,959)	(9,286)

Provision (benefit) for income taxes	(869)	(1,705)	(404)	—	(2,978)

Net income (loss)	$94,344	$(6,305)	$612	$(94,959)	$(6,308)

GUNDLE/SLT ENVIRONMENTAL, INC.

CONDENSED STATEMENT OF CASH FLOWS

	For the Nine Months Ended September 30, 2005

			Non US
		US	Non-	Consolidating
	Gundle	Guarantors	Guarantors	Entries	Consolidated
(in thousands)
Net cash flow provided by (used in) operating activities	$(17,145)	$8,535	$9,210	$(5,096)	$(4,496)

Net cash flow provided by (used in) investing activities:
Additions to property, plant & equipment	—	(1,593)	(1,382)	11	(2,964)
Proceeds from sale of assets	—	1,120	67	—	1,187
Other	—	—	—	—	—
-		(473)	(1,315)	11	(1,777)

Net cash flow provided by (used in) financing activities:
Proceeds from revolver	5,000	—	—	—	5,000
Payments on revolver	(5,000)	—	—	—	(5,000)
Repayments for long term debt	—	—	(214)	—	(214)
Issuance of common stock	—	—	—	—	—
Intercompany financing	17,145	(15,722)	(6,508)	5,085	—
	17,145	(15,722)	(6,722)	5,085	(214)

Effect of exchange rate changes on cash	—	—	(480)	—	(480)

Net increase (decrease) in cash and cash equivalents	—	(7,660)	693	—	(6,967)
Cash and cash equivalents at beginning of period	37	14,988	8,691	—	23,716

Cash and cash equivalents at end of period	$37	$7,328	$9,384	$—	$16,749

GUNDLE/SLT ENVIRONMENTAL, INC.

CONDENSED STATEMENT OF CASH FLOWS

	Successor
	For the Period of May 18 to September 30, 2004

			Non US
		US	Non-	Consolidating
	Gundle	Guarantors	Guarantors	Entries	Consolidated
(in thousands)
Net cash flow provided by (used in) operating activities	$(18,100)	$16,464	$9,684	$176	$8,224

Net cash flow provided by (used in) investing activities:
Additions to property, plant & equipment	—	(1,306)	(1,719)	—	(3,025)
Proceeds from sales of assets	—	320	—	—	320
Payments for acquisition of a business	(221,531)	—	—	—	(221,531)
Other	—	—	(4)	4	—
	(221,531)	(986)	(1,723)	4	(224,236)

Net cash flow provided by (used in) financing activities:
Proceeds from revolver	25,000	—	—	—	25,000
Payments on revolver	(15,000)	—	—	—	(15,000)
Payments for financing fees	(14,071)	—	—	—	(14,071)
Proceeds from new debt	175,000	—	—	—	175,000
Repayments of long-term debt	(1,042)	—	(64)	—	(1,106)
Issuance of common stock	55,229	—	—	—	55,229
Intercompany financing	14,661	(12,262)	(2,219)	(180)	—
	239,777	(12,262)	(2,283)	(180)	225,052

Effect of exchange rate changes on cash	—	—	104	—	104

Net increase in cash and cash equivalents	146	3,216	5,782	—	9,144
Cash and cash equivalents at beginning of period	—	—	—	—	—

Cash and cash equivalents at end of period	$146	$3,216	$5,782	$—	$9,144

	Predecessor
	For the Period of January 1 - May 17, 2004 (Restated)

			Non US
		US	Non-	Consolidating
	Gundle	Guarantors	Guarantors	Entries	Consolidated
(in thousands)
Net cash flow provided by (used in) operating activities	$6,541	$(23,760)	$2,373	$(180)	$(15,026)

Net cash flow provided by (used in) investing activities:
Additions to property, plant & equipment	—	(1,558)	(1,492)	—	(3,050)
Proceeds from sales of assets	—	260	—	—	260
Other	—	(1,220)	1,220	—	—
		(2,518)	(272)	—	(2,790)

Net cash flow provided by (used in) financing activities:
Proceeds from new debt	—	—	806	—	806
Repayments of long-term debt	(16,721)	—	(2)	—	(16,723)
Issuance of common stock	100	—	—	—	100
Intercompany financing	10,116	(8,950)	(1,346)	180	—
	(6,505)	(8,950)	(542)	180	(15,817)

Net increase (decrease) in cash and cash equivalents	36	(35,228)	1,559	—	(33,633)
Cash and cash equivalents at beginning of period	68	42,934	4,897	—	47,899

Cash and cash equivalents at end of period	$104	$7,706	$6,456	$—	$14,266

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

Raw material cost of our products makes up approximately 70% of our product cost. The cost of these raw materials changes due to factors outside of the Company’s control, including worldwide capacity, market demand, and the price of feed stocks such as natural gas and oil. The Company’s profitability depends on its ability to change the prices of its products as raw material costs change, which the Company has historically been able to do. The market disruption from the recent Gulf Coast hurricanes and the related sudden increase in resin prices has limited our ability to change our product prices on a timely basis. See further discussion under "Outlook" below.

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

Results of Operations -

Three months ended September 30, 2005, compared to three months September 30, 2004:

Selected financial data (in 000’s):

	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004

Sales and operating revenue	$97,595	$101,034
Gross profit	21,301	22,390
Selling, general & administrative expenses	8,469	7,862
Operating income (loss)	12,832	14,528
Interest expense	4,887	5,173
Interest income	(74)	(83)
Foreign exchange loss/(gain)	(124)	7
Minority interest	350	28
Other expense (income), Net	219	41
Income (loss) before tax	7,574	9,362
Income tax provision (benefit)	2,701	3,228
Net income (loss)	$4,873	$6,134

For the quarter ended September 30, 2005, sales and operating revenue was $97,595,000 compared with $101,034,000 for the same period last year, a decrease of $3,439,000 or 3.4%. Units shipped for the quarter ended September 30, 2005 were down 12.2% from the prior year and unit prices were up 10.0%. Units installed for the quarter ended September 30, 2005 were down 6.7% with the same period last year.

U.S. sales and operating revenue totaled $51,633,000 for the quarter ended September 30, 2005, a 14.5% decrease over the same period last year. U.S. units shipped were down 18.4% for the quarter ended September 30, 2005 primarily due to an acceleration of shipments to our largest customer in the first quarter that normally occur in the second and third quarters. In addition, disruptions caused by Hurricane Rita delayed shipments into the fourth quarter. The decline in units shipped was partially offset by sales price increases that followed substantially higher raw material costs in 2005.

U.S. installation revenue, recognized on a cost percentage-of-completion basis, was $2,412,000 lower than the prior year quarter due to reduction in business from national accounts in the solid waste industry.

Foreign sales and operating revenue totaled $45,962,000 for the quarter ended September 30, 2005, up 13.1% from the same period last year. Foreign units shipped for the quarter ended September 30, 2005 were down by 5.9% from the same period last year due to the timing of shipments. Foreign installation revenue in Europe, recognized on a cost percentage-of-completion basis, was up 51.0%. Foreign currency translation rates were essentially flat for the quarter ended September 30, 2005 when compared to the prior year quarter. Foreign revenues were up primarily due to sales price increases that followed substantially higher raw material costs in 2005.

Gross profit for the third quarter of 2005 was $21,301,000 or 4.9% lower than the $22,390,000 of gross profit in the prior year’s comparable period. Gross profit, as a percentage of sales and operating revenue, was 21.8% for the third quarter of 2005, compared with 22.2% for the comparable period in the prior year; however, on a dollar per unit basis gross profit was up two cents compared to the prior year. The decline in gross profit was primarily due to lower units shipped, partially offset by the improvement on a dollar per unit basis.

U.S. gross profit decreased 14.1% from the third quarter last year primarily due to the lower units shipped, partially offset by higher margins on a dollar per unit basis. In addition, gross profit for the third quarter of 2005 was reduced by $560,000 for expenses incurred as a result of additional work on two projects to meet customer satisfaction. Foreign gross profit increased 23.1% from the third quarter last year due to higher margins on a dollar per unit basis, partially offset by a decrease in shipments.

Selling, general and administrative (“SG&A”) expenses for the third quarter of 2005 were $8,469,000 compared to $7,862,000 in the third quarter of 2004. Increased costs resulted from $623,000 for legal and professional fees and out of pocket expenses related to the investigation of an acquisition candidate that is no longer being pursued.

Interest expense of $4,887,000 for the third quarter of 2005 was lower than last year’s $5,173,000, due to a reduction in debt.

Other expense of $219,000 for the three months ended September 30, 2005 primarily consisted of the mark to market of derivatives associated with the Senior Notes. Other expense of $41,000 for the prior year three months was primarily related to loss on the sale of assets.

The provision for income taxes for the quarter ended September 30, 2005 was $2,701,000, compared to $3,228,000 in the same period last year. The provision is determined using statutory rates for each tax jurisdiction adjusted for certain permanent differences based upon its fiscal year to date results.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004;

The results of operations for the nine month period ended September 30, 2004 include the combined results of operations for the Predecessor Company for the period January 1, 2004 through May 17, 2004, and the Successor Company for the period May 18, 2004 through September 30, 2004.

Selected financial data (000’s):

	Successor Nine Months Ended September 30, 2005	Combined Nine Months Ended September 30, 2004	Successor May 18, 2004 Through September 30, 2004	Predecessor January 1, 2004 Through May 17, 2004 (Restated)
Sales and operating revenue	$244,223	$220,454	$150,061	$70,393
Gross profit	42,520	42,399	32,113	10,286
Selling, general & administrative expenses	25,422	24,581	12,151	12,430
Expenses related to CHS transaction	—	5,863	—	5,863
Operating income (loss)	17,098	11,955	19,962	(8,007)
Interest expense	14,294	9,261	7,622	1,639
Interest income	(456)	(353)	(165)	(188)
Foreign exchange loss/(gain)	28	160	29	131
Minority interest	281	81	112	(31)
Other expense (income), net	131	(266)	6	(272)
Profit(loss) before tax	2,820	3,072	12,358	(9,286)
Income tax provision (benefit)	1,774	1,346	4,324	(2,978)
Net income(loss)	$1,046	$1,726	$8,034	$(6,308)

For the nine months ended September 30, 2005, sales and operating revenue was $244,223,000 compared with $220,454,000 for the same period last year, an increase of $23,769,000 or 10.8%. Product prices were up 10.1%, in line with higher raw material costs. Units shipped were up 0.7% and units installed were down 4.0%. At September 30, 2005, backlog was 21.7% higher than at September 30, 2004.

U.S. sales and operating revenue of $124,908,000 was 5% lower than the same period last year. The decrease in revenue was due to a 13.1% decline in units shipped. Installation revenue, recognized on a cost percentage-of-completion basis, was also down approximately 5.3%. The decline in both units shipped and installation revenue was due to reduced business from national accounts in the solid waste industry. In addition, disruptions caused by Hurricane Rita delayed shipments into the fourth quarter.

Foreign sales and operating revenue was $119,315,000, 34.1% higher than last year. Foreign units shipped were up 15.8% and sales prices were up 15.5%. Installation revenue, recognized on a cost percentage-of-completion basis, was up 45.4%. The change in foreign currency translation rates decreased 2005 foreign sales and operating revenue by approximately $1,662,000 or 0.8% of last year’s consolidated sales and operating revenue.

Gross profit for the nine months ended September 30, 2005 was $42,520,000 or .3% higher than the prior year at $42,399,000. Gross profit, as a percentage of sales and operating revenue, decreased to 17.4% from 19.2% last year, but was flat on a dollar per unit basis. Compared to the prior year, gross profit was negatively impacted from $1,351,000 of higher depreciation in 2005, primarily due to fair value adjustments recorded in connection with the Merger. Also, gross profit was reduced by $560,000 for expenses incurred as a result of additional work on two projects to meet customer satisfaction.  Changes in foreign currency translation rates also decreased 2005 gross profit by approximately $197,000. The costs were significantly offset by the increase in the sales price per unit exceeding the increase in the raw material cost per unit when compared to the prior period. Partially offsetting these reductions was improvement in gross profit from installation in 2005 due to operational efficiencies in the U.S. and Europe.

SG&A expenses were $25,422,000 for the nine months ended September 30, 2005, compared with $24,581,000 for the same period in 2004. Increased costs resulted primarily from $1,814,000 of amortization of Successor Company intangible assets, $780,000 management fee paid to CHS and $623,000 for legal and professional fees and out of pocket expenses related to the investigation of an acquisition candidate that is no longer being pursued. These increased costs were partially offset by cost reductions implemented in the U.S. and Europe in the second half of 2004, approximating $1,890,000 for the nine months ended September 30, 2005. The increase in SG&A was also partially offset by lower bad debt expense of $518,000. Changes in foreign currency translation rates when compared to the prior year period increased SG&A by $145,000. SG&A, as a percent of sales, was 10.4% for the nine months ended September 30, 2005, compared to 11.2% last year.

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

Interest expense of $14,294,000 for the nine months ended September 30, 2005 was significantly more than last year’s $9,261,000, due to higher interest rates on higher outstanding indebtedness as a result of the Merger.

Other expense of $131,000 for the nine months ended September 30, 2005 primarily consisted of the mark to market of derivatives associated with the Senior Notes. Other income of $266,000 for the prior year nine months was primarily related to gain on sales of assets.

The provision for income taxes for the nine month period ended September 30, 2005 was $1,774,000 compared to $1,346,000 in the same period last year. The provision was determined at the statutory rates adjusted for certain permanent differences based upon its fiscal year to date results. Income tax benefit for 2005 was reduced by $1,360,000 to reinstate a deferred tax valuation allowance related to foreign tax credits guaranteed prior to the May 18, 2004 Merger transaction recorded as an income tax benefit in the fourth quarter of 2004. The Company completed its assessment through the first nine months of 2005 for a $10,000,000 dividend under the American Jobs Creation Act and determined the tax associated with the repatriation to be $28,000, which is included in the provision. The income tax benefit for 2004 was restated to reflect a tax benefit in Germany of $668,000 that had not been determined as of the time we reported those results.

Outlook -

The two hurricanes that hit the Mississippi, Louisiana and Texas Gulf Coasts in August and September 2005 had and are expected to continue to have negative impacts on our industry. Late in September, petrochemical processing plants located in the Gulf Coast Region were shut down and many are now running at reduced production levels. Our U.S. resin suppliers are allocating the reduced production to their customers, thus limiting our ability to meet commitments to our customers in the fourth quarter. We are working closely with our customers to revise, where possible, our production and delivery schedules. We continue to search for raw material supply sources outside of the U.S. However, unprecedented increases in ethylene costs during this period, coupled with extremely limited supply, have rapidly and significantly increased resin costs in the U.S. and in other parts of the world, especially Europe.

Because of uncertainty surrounding the duration of resin shortages coupled with higher transportation and energy-related costs, we are revising our outlook downward for the remaining part of 2005. The downward projection reflects the volatility of the resin prices, the reluctance of our customers to accept the recent increases and their inclination to postpone projects until the situation on the Gulf Coast is stabilized, which we expect to occur in 2006.

For the fourth quarter of 2005, we expect to see a reduction in unit sales and gross profit because of resin shortages, resin cost increases and competitive pricing pressures in Europe. As a result, in the fourth quarter of 2005 we expect a decline of three to four percentage points in gross profit as a percentage of sales resulting from market conditions referred to above.

Liquidity and Capital Resources -

Sources of Liquidity -

The Company’s primary source of liquidity during the period ended September 30, 2005 was cash on hand and its revolving credit facility. At September 30, 2005, the Company had working capital of $76,873,000, of which $16,749,000 was cash and cash equivalents. The Company believes that it has sufficient funding from cash on hand, cash expected from future operations and financing agreements to meet its anticipated liquidity needs, including anticipated requirements for working capital, capital expenditures and debt service in 2005.

Total capitalization as of September 30, 2005 was $239,076,000, consisting of $70,653,000 in stockholder’s equity and $168,423,000 of debt (excluding the non-cash, fair value adjustment for the interest rate swap and premium on senior notes).

Capital spending in 2005 is expected to be approximately $3,700,000, of which $2,964,000 was expended in the first nine months. The Company expects to fund these costs with cash on hand or borrowings under its revolving credit facility.

As discussed above in "Outlook", we expect a decline in unit sales and gross profit in the fourth quarter of 2005. Currently, we are unable to quantify any adverse impact the market disruption casued by the 2005 Gulf Coast hurricanes may have on our results of operations beyond 2005, however, we do not expect a material adverse impact on liquidity in 2005 or 2006.

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

The indenture governing the notes, among other things: (1) restricts the Company’s ability and the ability of the Company’s subsidiaries to incur additional indebtedness, issue shares of preferred stock, incur liens, pay dividends or make certain other restricted payments and enter into certain transactions with affiliates; (2) prohibits certain restrictions on the ability of certain of the Company’s subsidiaries to pay dividends or make certain payments to the Company; and (3) places restrictions on the Company’s ability and the ability of the Company’s subsidiaries to merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of the Company’s assets. The indenture related to these notes and the new senior credit facility also contain various covenants that limit the Company’s discretion in the operation of the Company’s businesses.

In connection with the Merger, the Company entered into a $65.0 million senior secured credit facility with UBS Loan Finance LLC and certain other lenders. The senior credit facility provides a $25.0 million term loan facility and a revolving credit facility of up to $40.0 million. The revolving credit facility includes a letter of credit sub-facility of $10.0 million and a swing line sub-facility of $15.0 million. At September 30, 2005, the Company had $37,860,525 available under the revolving credit facility. The term loan matures in May 2010 and the revolving credit facility matures in May 2009. The term loan facility amortizes on 24 consecutive equal quarterly installments.

Borrowings bear interest, at our option, at either a base rate or LIBOR plus, in each case, an applicable interest margin. The applicable interest margin for the term loan is 2.00% per annum for base rate loans or 3.00% per annum for LIBOR loans. The applicable interest margin for revolving loans is 1.75% per annum for base rate loans or 2.75% per annum for LIBOR loans. The applicable interest margins for the revolving credit facility and the term loan is adjustable by the lenders based upon the Company’s reported financial results, including its debt leverage ratio. The Company also is required to pay customary agency fees and expenses. The senior credit facility requires prepayment with the net proceeds of certain asset sales, the net proceeds of certain issuances of debt or preferred stock, a portion of net proceeds of certain issuances of common equity, the net proceeds from casualty and condemnation events in excess of amounts applied to repair or replace such assets, and an agreed-upon percentage of our excess cash flow (subject to certain baskets).

The senior credit facility is guaranteed by GEO Holdings and all of the Company’s existing and future direct or indirect domestic subsidiaries, but not the Company’s foreign subsidiaries or Bentofix Technologies (USA), Inc., to the extent guarantees by such subsidiaries would be prohibited by applicable tax law or could result in adverse tax consequences. The senior credit facility is secured by substantially all of the Company’s U.S. assets, and by the Company’s capital stock and the capital stock of substantially all of the Company’s domestic subsidiaries and 65% of the capital stock of substantially all of the Company's first-tier foreign subsidiaries.

The senior credit facility requires the Company to meet certain financial tests, including but not limited to, a minimum interest coverage ratio, a maximum leverage ratio, a minimum fixed charge ratio and maximum capital expenditures. We expect to be in compliance with our debt covenant in 2005. In addition, the senior credit facility contains restrictive covenants which limits, among other things, dispositions of assets, certain business changes, certain ownership changes, mergers, acquisitions, dividends, stock repurchases and redemptions, incurrence of indebtedness, issuance of preferred stock, investments, liens, transactions with affiliates, sale and leaseback transactions, and other matters customarily restricted in such agreements. The senior credit facility provides for customary events of default.

At September 30, 2005, the Company had five local foreign credit facilities. It had credit facilities with two German banks in the amount of EUR 5,100,000 (USD $6,131,000). These revolving credit facilities are secured by a corporate guarantee and bear interest at various market rates. These credit facilities are used primarily to guarantee the performance of European installation contracts and temporary working capital requirements. At September 30, 2005, the Company had EUR 2,780,000 (USD $3,342,000) available under these credit facilities with EUR 2,320,000 (USD $2,789,000) of bank guarantees outstanding.

The Company has two credit facilities with Egyptian banks in the amount of EGP 7,083,000 (USD $1,229,000). These credit facilities bear interest at various market rates and are primarily for cash management purposes. At September 30, 2005, the Company had EGP 4,109,000 (USD $713,000) available under these credit facilities with EGP 2,974,000 (USD $516,000) of bank guarantees outstanding.

The company has an EGP 5,000,000 (USD $868,000) term loan with an Egyptian bank, bearing interest at 14%, secured by equipment. The promissory note requires quarterly payments of EGP 417,000 (USD $72,000) plus interest on July 27, October 27, January 27, and April 27, maturing in April 2007, and has a balance outstanding at September 30, 2005 of EGP 2,917,000 (USD $506,000).

The Company has a credit facility with a Canadian bank in the amount of Canadian Dollar 500,000 (USD $430,000) that bears interest at market rate, secured by all assets of the Canadian company. At September 30, 2005, the Company had the full amount available under this line.

The U.S. dollars equivalent amounts are determined using the exchange rates in effect on September 30, 2005.

Sources and Uses of Cash -

	Nine Months Ended
	Successor	Combined
	September 30, 2005	September 30, 2004

Cash provided by (used in) operating activities	$(4,496,000)	$(6,802,000)

Cash provided by (used in) investing activities	$(1,777,000)	$(227,026,000)

Cash provided by (used in) financing activities	$(214,000)	$209,235,000

Cash used in operating activities during the nine months ended September 30, 2005 improved in comparison to the prior year primarily due to reduced working capital, resulting from lower inventory and higher accounts payable and accrual liabilities.

Cash used in investing activities during the nine months ended September 30, 2005, was $1,777,000 compared to $227,026,000 in the prior year. Capital expenditures of $2,964,000 in the first nine months of 2005 was partially offset by $1,187,000 of proceeds from the sale of assets, primarily related to the sale of real estate. On May 18, 2004, the Company was acquired by CHS at a net cash cost of $221,466,000 which included $6,656,000 of related expenses offset by $14,266,000 of acquired cash, excluding financing costs.

During the nine months ended September 30, 2005, cash used in financing activities was for scheduled debt payments. Cash provided by financing activities during the nine months ended September 30, 2004 of $209,235,000 was primarily related to the proceeds from new debt and equity associated with the Merger, less the cost of financing.

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

Critical Accounting Policies and Estimates -

A discussion of critical accounting policies is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. There have been no material changes in critical accounting policies since the date of that filing, or during the nine months ended September 30, 2005.

Forward-looking information -

This Form 10-Q contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995, and information relating to the Company and its subsidiaries that are based on beliefs of the Company’s management, as well as assumptions made by and information currently available to the Company’s management. When used in this report, the words “anticipate,”  “believe,”  “could,”  “estimate,”  “expect,”  “intend” and words of similar import, as they relate to the Company or its subsidiaries or the Company’s management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitations, foreign currency exchange rates, competitive market factors, world-wide manufacturing capacity in the industry, general economic conditions around the world, raw material pricing and supply, governmental regulation and supervision, seasonality, disruption of distribution networks, and other factors described herein, as well as those identified under the caption “Risk Factors” in the Company’s prospectus dated October 12, 2004 and filed pursuant to Rule 424(b)(3), which is available at the SEC’s website at www.sec.gov. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company’s exposure to interest rate market risk is limited to credit facilities that bear interest at floating rates. At September 30, 2005, the Company has $75,506,000 of fixed rate debt, and $92,917,000 of floating rate debt. Accordingly, a change in interest rates could have a material impact on the Company’s earnings.

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

    Because of the market disruption from the 2005 hurricanes and increasing transportation and energy-related costs, we expect resin prices to remain elevated above historical averages through 2005 and into 2006. In the fourth quarter of 2005, the Company is experiencing resin shortages and difficulty in negotiating delays in resin price increases. The Company expects to return to its historical practices of managing raw material price risks in 2006.

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

Based on their evaluation as of September 30, 2005, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of that date to ensure that information the Company is required to disclose in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

During the quarter ended September 30, 2005, there were no changes in internal controls over financial reporting that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

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

GUNDLE/SLT ENVIRONMENTAL, INC.

Date: October 28, 2005	By:	/s/ Kelvin R. Collard
Kelvin R. Collard
Vice President & Chief Financial Officer