Form 10-K
period 2005-12-31
GUNDLE SLT ENVIRONMENTAL INC
filed 2006-03-09
CIK 805023

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

Form 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

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

    Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

    Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No  ☐

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

    Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, or non accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    ☐ Large Accelerated File      ☐ Accelerated Filer      ☒ Non-accelerated Filer

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

    The aggregate market value of voting common stock held by non-affiliates of the registrant as of March 8, 2006 was zero.

    As of March 8, 2006, there were issued and outstanding 100 shares of the registrant’s common stock, $0.01 par value, all of which were held of record by GEO Holdings Corp.
DOCUMENTS INCORPORATED BY REFERENCE: None

2005 FORM 10-K ANNUAL REPORT

SIGNATURES	43
INDEX TO FINANCIAL STATEMENTS	F-1

2005 ANNUAL REPORT
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

    We believe we are the world’s largest manufacturer of polyethylene sheet geomembranes and that we were responsible for a significant portion of the world’s production in 2005. Our principal products, flexible geomembrane liners, are manufactured from polyethylene and polypropylene resins with chemical additives designed to resist weathering, ultraviolet degradation and chemical exposure for extended time in exposed applications. We manufacture our products at facilities located in the United States, Canada, the United Kingdom, Germany, Thailand, Chile and Egypt. These facilities are strategically located in close proximity to our customers and resin suppliers. Our products are marketed through a worldwide distribution organization made up of internal sales people, independent dealers, agents and distributors. We serve leading waste management and mining companies, independent dealers, general contractors, agents, distributors and government agencies. In 2005, we sold more than one billion square feet of products to customers in 64 countries.

Corporate Developments

    We were founded in 1981 by Clifford Gundle in Texas with a single high density polyethylene production line. In 1986, Odyssey Partners acquired a majority ownership interest in us, and we completed an initial public offering. In 1995, we merged with SLT Environmental, Inc. and changed our name to Gundle/SLT Environmental, Inc. (the “Company” or “GSE”). This merger added flat cast manufacturing capabilities in Europe and the United States and an enhanced distribution network. Our chief executive officer, Samir Badawi, joined us from SLT. We generated consistent growth in the ensuing years, adding capacity in the United Kingdom, Germany, Thailand, Egypt and Kingstree, South Carolina. In February 2002, we purchased Serrot International, Inc., an international provider of geosynthetic lining products and services for environmental protection and other uses, from Waste Management Holdings, Inc.

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

    In connection with the Merger, we entered into a $65.0 million senior secured credit facility with UBS Loan Finance LLC and certain other lenders. The senior credit facility provides for a $25.0 million term loan facility and a revolving credit facility of up to $40.0 million. In addition, we issued $150.0 million of 11% senior notes due in 2012. As required by their terms, the senior notes were exchanged for publicly registered notes in the same amounts in a registered exchange offer completed in November 2004. The senior notes are guaranteed by all of GSE’s existing and future direct or indirect domestic subsidiaries other than Bentofix Technologies (USA), Inc., a dormant subsidiary of GSE’s 75.5%-owned Canadian subsidiary, Bentofix Technologies, Inc.

    In December 2005, the Company completed an acquisition of the operating assets of SL Limitada, (SL), a privately owned company located in Santiago and Antofagasta, Chile. The acquisition was completed pursuant to an Asset Purchase Agreement, entered into December 30, 2005 for a total purchase price of $15.45 million plus a separate agreement for the purchase of the raw material and finished goods inventory which GSE valued at $2.3 million. The transaction was financed with cash and a $4.5 million seller note payable over a five year period.

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

GSE LLDPE. Linear low density polyethylene (LLDPE) liners offer greater flexibility than HDPE liners, allowing increased conformity to an uneven ground surface. High elongation properties allow these liners to conform to irregularities in the subgrade that may cause punctures and tears in other liners. Common applications for flexible liners include landfill caps, mining heap leach pads and floating covers.

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

Installation Services

    We provide our customers a variety of installation services. Approximately fifty full installation crews are available throughout the United States, and additional installation offices are maintained in Germany and the United Kingdom. Our professionals work closely with the customer, engineer and contractor to determine efficient, cost-effective and safe methods by which to install the liner system. Through both infusion wedge welding and extrusion welding, we are able to effectively integrate geomembranes and other system parts to create a continuous, seamless liner system. Through our quality assurance program, our installation personnel test all installed products for leaks along the seams and for strength of the liner under tensile stress tests.

    A network of distributors and independent installers around the world also install our product. Upon request from a customer using third-party installers, we may furnish a technical supervisor to monitor installation activities and provide quality assurance.

End Markets and Applications

    The following table describes the principal applications of our products for the past three years based on the sales and operating revenues for each application (see Note 18 to Consolidated Financial Statements for geographic information):

	Sales and Operating Revenue by Market Application Year Ended December 31 (in thousands)
	2005		2004		2003
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Solid Waste Containment	$177,800	56%	$195,000	68%	$174,900	64%
Liquid Containment	58,200	18	40,100	14	43,100	16
Mining	44,300	14	30,000	10	17,400	6
Other Applications	37,300	12	22,800	8	39,200	14

Total Sales & Operating Revenue	$317,600	100%	$287,900	100%	$274,600	100%

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
Summary of Manufacturing Processes

Manufacturing Process	Number of Lines	Products	Description

Round Die	14	Geomembranes	Blended polymer foundation is extruded vertically from a round die through two concentric die lips, cut, flattened, and rolled onto the take-up core.

Flat Cast	4	Geomembranes	Blended polymer foundation is extruded horizontally between two flat lips and rolled onto the take-up core.

DRS	5	Geomembranes	Molten polymer is sprayed onto a previously extruded sheet creating a textured surface.

Geonet and Geocomposite	3	Drainage Products	Blended polymer formulation is extruded downward to form a net, which is cut and formed into rolls. The geocomposite is produced by attaching nonwoven geotextile to the geonet.

GundSeal GCL	1	GCLs	Geomembrane is fed through rollers and applied with a bentonite clay and adhesive mix.

Needle-punched Blanket GCL	2	GCLs	Bentonite clay is sealed between two layers of nonwoven geotextile through a stitch bonding process.

Needle-punched Nonwoven	1	Nonwoven Geotextile	Polypropylene fibers of a carded web are interlocked by repeatedly passing barbed felting needles in and out of the web.

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

Raw Materials and Supplier Relationships

    We have developed close relationships with a group of suppliers with whom we have a long history of doing business. Our purchases from our suppliers are based on purchase orders, rather than long-term contracts. High-grade polyethylene and polypropylene resins are the most significant raw materials we purchase, for which more than eight different suppliers are used. These resins are purchased from at least two primary suppliers at each manufacturing location. We purchased approximately 24% of our raw materials during 2005 from our largest supplier.

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

Sales and Marketing

    Our sales and marketing efforts are conducted on a worldwide basis and are generally coordinated by regional managers. These positions include one manager in the United States responsible for sales in North and Central America, one manager in South America, one manager in the United Kingdom responsible for Europe and Africa, one manager in Thailand responsible for Asia and one manager in Egypt responsible for the Middle East. Due to the technical nature of our sales, we support our sales force with an internal group of engineers that also serve as a direct resource for our customers’ engineers who require technical assistance.

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

    In the United States, the Resource Conservation and Recovery Act of 1976, as amended (RCRA) provides the legal framework for the storage, treatment and disposal of hazardous and non-hazardous wastes. Of particular importance to us has been the impact of Subtitle D of RCRA, which regulates the disposal of municipal solid waste (MSW) at roughly 2,300 U.S. landfills. State regulations adopted under this title impose stringent compliance standards with regard to groundwater protections, which is exactly what our products are designed to provide. Subtitle D regulations specify the use of a composite liner system consisting of highly impermeable clay and a geomembrane liner. The liner must be at least 30 millimeters (“mils”) thick. In addition, amendments to RCRA require all new hazardous waste landfills to use liner systems composed of two or more liners, with leachate collection and drainage systems above and between the liners. These same amendments require double liners for surface impoundments or ponds used in the containment of certain hazardous liquids.

    Also of importance to our business, the Comprehensive Environmental Response, Compensation and Liability Act (Superfund), enacted in 1980, governs cleanup of abandoned or uncontrolled hazardous waste sites. Our products are used in cleanup work at these sites. For example, the United States Environmental Protection Agency (EPA) has published a presumptive remedy requiring the use of a “liner cap” in closed municipal solid waste landfills. This liner cap is designed to prevent groundwater contamination and assist in the containment of subterranean liquid waste plumes. Our products have been installed in both applications in landfills located throughout the United States.

    On February 12, 2003, the EPA issued a final rule controlling wastewater discharges from concentrated animal feeding operations (CAFOs) under the Clean Water Act. The final rule amends federal regulations concerning the management of manure from these operations, which can cause serious acute and chronic water quality problems. There are an estimated 15,500 CAFOs producing 300 million tons of waste annually. Our liners may be used by CAFOs to come into compliance with wastewater requirements under state and federal law.

    In 1993, the State of Florida published regulations requiring gypsum waste generated as a by-product of phosphate mining to be stored on composite liners with a synthetic component. Our liners meet the specifications set forth in the Florida regulations.

    Environmental laws and regulations in the United States, and in other countries, particularly in the European Community, Japan and the other North American and South American countries have increased the demand for our products. In particular, activities that have an impact on groundwater quality have been the subject of increasing scrutiny by regulators, and may be the subject of future changes to existing laws and regulations. These activities include agricultural irrigation, animal feedlots and compounds, aquaculture facilities, industrial storm water runoff containment areas, canals, mining leach pads and tunnels.

Employees

    We had a total of 1,033 employees as of December 31, 2005, with 664 employed in the United States. The size of our workforce increases during peak construction periods and decreases during the off-season construction periods. None of our regular year-round employees are unionized. From time to time, however, we have entered into site-specific collective bargaining agreements with unions that apply to specific projects. We believe our employee relations are satisfactory.

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

    During the years 2005, 2004, 2003, one customer, Waste Management, Inc., accounted for 13.4%, 20%, and 20% of sales and operating revenue. In 2005 and 2004, Company net sales of 51% and 58% respectively, were to customers in the United States. The Company believes that the loss of Waste Management, Inc. as a customer would have a material adverse effect on the Company’s consolidated financial position or results of operations.

    In connection with the acquisition of Serrot, we entered into a Supply Commitment Agreement with Waste Management on February 4, 2002 (the “Supply Agreement”). The agreement terminates on December 31, 2006 and may be extended for another five-year period at Waste Management’s sole option. Under the agreement, Waste Management agreed to purchase from us a minimum dollar amount of geosynthetic lining systems calculated as a percentage of its annual materials purchases and installation services purchases in North America. The percentage is reset annually depending on the level of customer service satisfaction we achieve with Waste Management’s operational personnel but shall not be lower than 60%. If Waste Management fails to purchase its minimum amount in a given year, the shortfall will be carried forward to the ensuing calendar year. If a shortfall occurs in the last year of the agreement, the term of the agreement will be extended by one year, in which the minimum purchase will be the carried-forward shortfall. The causes for termination of the agreement by Waste Management include our failure to supply enough properly skilled workers or proper quality or quantity of products or if Waste Management has a reasonable doubt with respect to our ability to complete the work in accordance with the time and price specified in the agreement. We have 15 days to cure any such problem before Waste Management may exercise its right to terminate the agreement.

Backlog

    As of December 31, 2005, the Company’s backlog was $50.6 million compared to $63.3 million at December 31, 2004. The Company anticipates that the majority of the value of construction contracts and customer purchase orders included in backlog at December 31, 2005 is expected to be completed or filled prior to the end of 2006, subject to weather and other construction related delays. Contracts and commitments for products and services are occasionally varied, modified, or cancelled by mutual consent.

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

Competition

    The Company believes that there are approximately 30 companies engaged in the production of various synthetic geomembranes worldwide. These companies offer the same or similar wide range of products that the Company offers. The Company’s competition is not limited to those companies that manufacture polyethylene and polypropylene lining products, but encompasses companies offering polyvinyl chloride (PVC), scrim-reinforced chlorosulphonated polyethylene (Hypalon) products and ethylene propylene diene terpolymer (EPDM) geomembranes. The principal resin types used in the products sold by the Company are high-density polyethylene and linear low density polyethylene. At least three other companies manufacturing HDPE liners compete directly with the Company in North America.

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

Forward-Looking Information

    This Form 10-K contains certain forward-looking statements as such is defined in the Private Securities Litigation Reform Act of 1995, and information relating to the Company and its subsidiaries that are based on beliefs of the Company’s management, as well as assumptions made by and information currently available to the Company’s management. When used in this report, the words, “anticipate”, “believe”, “estimate”, “expect”, “intend” and words of similar import, as they relate to the Company or its subsidiaries or the Company’s management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitations, competitive market factors, world-wide manufacturing capacity in the industry, general economic conditions around the world, raw material pricing and supply, governmental regulation and supervision, seasonality, distribution networks, and other factors described herein, as well as those identified under the caption “Risk Factors” and elsewhere herein. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.

Available Information

    The Company, through its website www.gseworld.com, makes available free of charge its reports on Forms 10-K, 10-Q and 8-K (and amendments to these reports). These reports are available on the Company’s website as soon as reasonably practicable after they are filed with or furnished to the U.S. Securities and Exchange Commission.

ITEM 1A. Risk Factors.

    Holders and potential investors in our securities should carefully consider the following risk factors in addition to other information in this Form 10-K. We are identifying these risk factors as important factors that could cause our actual results to differ materially from those contained in any written or oral forward-looking statements made by or on behalf of us. We are relying upon the safe-harbor for forward-looking statements and any such statements made by or on behalf of us are qualified by reference to the following cautionary statements, as well as those set forth elsewhere in this Form 10-K.

    If we are unable to obtain our raw materials at favorable prices, it could adversely impact our financial condition.

    Pricing for our products and services is primarily driven by worldwide manufacturing capacity in the industry and by raw material costs. The price of raw materials is important to our operating results: in 2005, materials expense represented approximately 78% of our cost of sales. Our principal raw materials, polyethylene resins, are occasionally in short supply and subject to substantial price fluctuation in response to market demand and the price of feed stocks, including natural gas. We do not enter into purchase contracts for the future delivery of raw materials, and, accordingly, our suppliers may change their prices and other purchase terms at any time. If raw materials prices increase, we may not be able to pass on such increases to our customers under our contracts. Also, as discussed elsewhere in this "Risk Factors" section, we compete with companies that manufacture products using raw materials different from ours and if we experience an increase in the price of our raw materials or an interruption in the supply of our raw materials, our competitors would not necessarily suffer the same price increases or supply interruption. A significant increase in the industry's worldwide manufacturing capacity, material interruption in raw material supply or electricity supply, or raw material price increases could have a material adverse effect upon our financial position, results of operations or cash flows.

    We are dependent on sales to Waste Management, our largest customer.

    We are dependent on sales we make to Waste Management as our largest customer, which accounted for approximately 13.4% of our sales and operating revenue for 2005. Although Waste Management agreed to make certain purchases from us through 2006 (see "Customers"), Waste Management has the right to determine the timing of such purchases, Waste Management has certain rights to terminate the Supply Agreement and Waste Management has no obligation to make any purchases from us after 2006. We believe that the loss of Waste Management as a customer, or a significant reduction in its purchases from us, would have a material adverse effect on our financial position, results of operations or cash flows.

    We generally do not have long-term contracts with our customers, and our customers generally may terminate their relationship with us at any time.

    Except for the Supply Agreement with Waste Management, our contracts are entered into on a project-by-project basis, and our customers do not have ongoing contractual obligations to purchase anything from us. If a significant number of our customers choose to terminate their contracts or to not enter into new contracts with us, it would have a material adverse effect on our business, financial position, results of operations or cash flows. In addition, for similar reasons, our contract backlog is not necessarily indicative of future sales, and the estimated size of any contract is not necessarily indicative of the profitability of that contract.

    Our profitability is subject to inherent risks because of the fixed nature of almost all of our contracts.

    Substantially all of our customer contracts, particularly our installation contracts, are fixed-price contracts with commencement of performance dates spread throughout the year. Under a fixed-price contract, the customer agrees to pay a specified price for our performance of the entire contract. Fixed-price contracts carry inherent risks, including risks of losses from underestimating costs, operational difficulties and other changes that may occur over the contract period. Also, inclement or hazardous weather conditions can result in substantial delays in installation and additional expenses. Due to these factors, it is possible that we will not be able to perform our obligations under fixed price contracts without incurring additional expenses that we are unable to pass through to our customers. If we were to significantly underestimate the cost of one or more significant contracts (including as a result of subsequent increases in resin prices) or experience greater expenses than anticipated at the time of contracting, the resulting losses could have a material adverse effect on our financial position, results of operations or cash flows.

    We operate in a highly competitive industry.

    We sell our products in a very competitive marketplace. The principal resin types that we use in our products are high-density polyethylene (HDPE) and linear low density polyethylene. We compete both with companies that use the same raw materials that we do and with companies that use different raw materials. Additionally, companies that manufacture geosynthetic products who are not currently competing with us may decide to do so in the future. Competition is based on product performance, installation capability, quality and pricing. Pricing remains very competitive with excess capacity in the industry impacting margins. Moreover, our current and potential competitors may have substantially greater financial resources, name recognition, research and development, marketing and human resources than we have. In addition, our competitors may succeed in developing new or enhanced products that are better than our products. These companies may also prove to be more successful than we are in marketing and selling these products. We cannot assure you that we will be able to compete successfully with any of these companies. Increased competition as to any of our products could result in price reduction, reduced margins and loss of market share, which could negatively affect our business, prospects, results of operations and financial condition.

    We are subject to certain risks associated with our foreign operations that could harm our revenues and profitability.

    We have significant operations in Europe, Canada, Thailand, Chile and Egypt. Certain risks are inherent in international operations, including:

–> difficulty of enforcing agreements and collecting receivables through certain foreign legal systems;

–> foreign customers may have longer payment cycles than customers in the United States;

–> tax rates in certain foreign countries may exceed those in the United States and foreign earnings may be subject to withholding requirements or the imposition of tariffs, exchange controls or other restrictions;

–> general economic conditions, political unrest and terrorist’s attacks against American interests in countries where we operate may have an adverse effect on our operations in those countries;

–> exposure to possible expropriation or other governmental actions;

–> difficulties associated with managing a large organization spread throughout various countries;

–> import and export license requirements;

–> changes in tariffs and taxes;

–> restrictions on repatriating foreign profits back to the United States;

–> intellectual property protection difficulties; and

–> complications in complying with a variety of foreign laws and regulations, many of which conflict with U.S. laws.

    In addition, foreign operations involve uncertainties arising from local business practices, cultural considerations and international political and trade tensions. As we continue to expand our business globally, our success will be dependent, in part, on our ability to anticipate and effectively manage these and other risks. We cannot assure you that we will be able to manage effectively these risks or that these and other factors will not have a material adverse effect on our international operations or our business, financial position, results of operations or cash flows.

    Currency exchange rate fluctuations could have an adverse effect on our revenues and financial results.

    We generate a significant portion of our revenues, and incur a significant portion of our expenses, in currencies other than U.S. dollars. To the extent that we are unable to match revenues received in foreign currencies with costs paid in the same currency, exchange rate fluctuations in any such currency could have an adverse effect on our results of operations and cash flows. During times of a strengthening U.S. dollar, our reported sales from our international operations will be reduced because the applicable local currency will be translated into fewer U.S. dollars.

    The costs and difficulties of acquiring and integrating complementary businesses and technologies could impede our future growth and adversely affect our competitiveness.

    As part of our growth strategy, we intend to consider acquiring complementary businesses. Currently we do not have any commitments or agreements relating to any material acquisitions. Future acquisitions could result in the incurrence of debt and contingent liabilities, which could have a material adverse effect upon our business, financial condition and results of operations. Risks we could face with respect to acquisitions include:

–> greater than expected costs and management time and effort involved in identifying, completing and integrating acquisitions;

–> risks associated with unanticipated events or liabilities;

–> potential disruption of our ongoing business and difficulty in maintaining our standards, controls, information systems and procedures;

–> entering into markets and acquiring technologies in areas in which we have little experience;

–> the inability to successfully integrate the services, products and personnel of any acquisition into our operations;

–> a need to incur debt, which may reduce our cash available for operations and other uses; and

–> realizing little, if any, return on our investment.

    If we are unable to retain key executives and other personnel, our growth may be hindered.

    Our success will largely depend on maintaining our staff of qualified professionals. The market for qualified professionals is competitive, and we may not continue to be successful in our efforts to attract and retain these professionals. In particular, our senior executives have considerable industry experience and would be difficult to replace. Our future operations therefore could be harmed if any of our senior executives or other key personnel ceased working for us. Our future operations could also be harmed if we are unable to attract, hire, train and retain qualified managerial, sales, installation and marketing personnel.

    Our product deliveries and installations may fluctuate due to seasonality and other factors that may adversely affect our cash flow.

    The greatest volume of product deliveries and installations typically occur during the summer and fall, which results in seasonal fluctuations of revenue. Often, scheduled deliveries are subject to delays at the customers' requests to correspond with customers' annual budgetary and permitting cycles. We may not be able to use our manufacturing capacity at our various locations to mitigate the impact of seasonal fluctuation on our manufacturing, delivery and installation schedules. Substantial fluctuations in our operations could significantly limit our cash flow and therefore our ability to service our debt, including the notes.

    Product liability and indemnification claims could have a material adverse effect on our operating results. Our ability to maintain insurance may be limited, and our coverage limits may not be sufficient for all claims.

    Our products are used in, among other things, containment systems for the prevention of groundwater contamination. Our products are also used in significant public works projects. Accordingly, we face an inherent business risk of exposure to product liability claims (including claims for strict liability and negligence) and claims for breach of contract in the event that the failure of our products or our installation services results, or is alleged to result, in property damage, damage to the environment and/or personal injury. We agree in most cases to indemnify the site owner, general contractor and others for certain damages resulting from our negligence and that of our employees. We cannot assure you that we will not incur significant costs to defend product liability and breach of contract claims or that we will not experience any material product liability losses or indemnification obligations in the future. Such costs, losses and obligations may have a material adverse impact on our financial position, results of operations or cash flows.

    Although we maintain insurance within ranges of coverage consistent with industry practice, this insurance may not be available at economically feasible premiums and may not be sufficient to cover all such losses. Our insurance policies are subject to large deductibles. The outcome of legal actions and claims against us or that are otherwise incidental to our business may have a material adverse impact on our financial position, results of operations or cash flows.

    We may experience significant warranty claims.

    We provide our customers in all cases with limited material warranties on our products and limited installation warranties for our workmanship. Our limited installation warranties are typically 1 to 5 years but occasionally extend up to 20 years. Our product warranties are typically 5 years but occasionally extend up to 20 years. These limited warranties are generally limited to repair or replacement of defective liners or workmanship, often on a prorated basis, up to the dollar amount of the original contract. In some foreign contracts, we may be required to provide the customer with specified contractual limited warranties as to material quality. Our product warranty liability in many foreign countries is dictated by local laws in addition to the warranty specified in the contracts. Several of our foreign subsidiaries sell products and installation services under competitively bid construction contracts. Significant warranty claims could have a material adverse effect on our financial position, results of operations or cash flows.

    A downturn in either the economy generally or the development of landfills in particular would negatively impact our business.

    Our business depends on a growing economy to stimulate demand for the types of projects in which our products are installed. In particular, a substantial portion of our business depends on the continued development of landfills. Landfill development could slow due to a general economic downturn, a change in laws and regulations regarding the development of landfills or from other factors. A downturn in the economy or any other development that adversely impacts the development of landfills could adversely impact our financial position, and results of operations or cash flows.

    Regulatory and technological changes may adversely affect us.

    Changes in legislative, regulatory or industry requirements or competitive technologies may render certain of our products obsolete. Our ability to anticipate changes in regulatory and technology standards and to develop and introduce new and enhanced products in response to these changes may significantly impact our ability to grow and to remain competitive. For example, certain existing laws and regulations in the United States and foreign countries require developers of landfills and other handlers of certain waste to prevent groundwater contamination in a manner that our products are currently designed to provide. Changes in such laws and regulations could have a material adverse effect on our financial position, results of operations or cash flows if new requirements were not satisfied by our products. Also, a reduction in the enforcement of such laws and regulations could also materially adversely affect our financial position, results of operations or cash flows. We are also subject to the risks generally associated with new product introductions and applications, including lack of market acceptance, delays in product development and failure of products to operate properly. We cannot assure you that we will be able to achieve the technological advances that may be necessary for us to remain competitive or that certain of our products will not become obsolete.

    We may be adversely affected by environmental and safety regulations to which we are subject.

    We are required to comply with federal, state, local and foreign laws governing the protection of the environment, the exposure of persons and property to hazardous substances and occupational health and safety. These laws regulate, among other things, the generation, storage, handling, use and transportation of hazardous materials; the disposal of wastes and other substances into soil, air or water; and our obligations relating to the health and safety of our workers and the public. We are also required to obtain and comply with environmental permits for certain operations. We cannot assure you that we are at all times in complete compliance with all environmental laws and permits. If we violate or fail to comply with these requirements, we could be fined or otherwise sanctioned. In some instances, such a fine or sanction could be material and could include monetary penalties or the shut-down of a facility. Certain environmental requirements, and the interpretation of those requirements by regulators and courts, might also become more stringent over time. We therefore cannot assure you that we will not incur material environmental costs or liabilities in the future. We have made and will continue to make capital and other expenditures to comply with environmental requirements. Because of the nature of our business, changes in environmental laws could have a material detrimental effect on our business.

    We are also subject to laws governing the cleanup of contaminated property. Under these laws, we could be held liable for costs and damages relating to contamination of our past or present facilities and at third party sites to which our facilities sent wastes or hazardous substances. The amount of such liability could be material. We cannot assure you that we will not have liability for such contamination, nor can we assure you that we will not experience an accident or become liable for any other contamination that may have occurred in the past (including such liability to buyers of properties or businesses that we have sold).

    Our substantial level of indebtedness could have a material adverse effect on our financial condition.

    We have a substantial amount of indebtedness. As of December 31, 2005, we had outstanding approximately $172.3 million of total indebtedness, including approximately $25.2 million of secured indebtedness. Our high level of indebtedness could have important consequences to you, including the following:

–> it may be more difficult for us to satisfy our obligations with respect to the senior notes;

–> our ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired;

–> we must use a substantial portion of our cash flow from operations to pay interest and principal on the senior notes and other indebtedness, which will reduce the funds available to us for other purposes such as capital expenditures;

–> we may be limited in our ability to borrow additional funds;

–> we may be limited in our ability to obtain bonds needed to bid on or perform certain installation contracts;

–> we may have a higher level of indebtedness than some of our competitors, which may put us at a competitive disadvantage and reduce our flexibility in planning for, or responding to, changing conditions in our industry, including increased competition; and

–> we may be more vulnerable to economic downturns and adverse developments in our business.

    We expect to utilize cash flow from our operations to pay our expenses and to pay the principal and interest on our debt. Our ability to meet our expenses thus depends on our future performance, which will be affected by financial, business, economic and other factors. We will not be able to control many of these factors, such as economic conditions in the markets where we operate and pressure from competitors. We cannot be certain that our cash flow will be sufficient to allow us to pay principal and interest on our indebtedness, including the senior notes, and meet our other obligations. If we do not have enough liquidity, we may be required to refinance all or part of our existing debt, including the senior notes, sell assets or borrow more money. We cannot guarantee that we will be able to do so on terms acceptable to us, if at all. In addition, the terms of our existing or future debt agreements, including our senior credit facility and the indenture governing the senior notes, may restrict us from pursuing any of these alternatives.

    The indenture governing the senior notes and the agreements governing our other indebtedness, including our senior credit facility, impose significant operating and financial restrictions, which may limit our ability to make payments on the senior notes or prevent us from capitalizing on business opportunities and taking certain corporate actions.

    The indenture governing the senior notes and the agreements governing our other indebtedness impose significant operating and financial restrictions on us. These restrictions limit our ability to take certain actions including our ability to:

–> incur additional indebtedness;

–> create liens or other encumbrances;

–> pay dividends or make certain other payments, investments, loans and guarantees; and

–> sell or otherwise dispose of assets and merge or consolidate with another entity.

    In addition, our senior credit facility requires us to meet certain financial ratios and financial condition tests. For more information, see Item 7. -"Liquidity and Capital Resources - Borrowing Arrangements." Events beyond our control can affect our ability to meet these financial ratios and financial condition tests. Our failure to comply with these obligations could cause an event of default under our senior credit facility. If an event of default occurs, our lenders could elect to declare all amounts outstanding, including accrued and unpaid interest, under our senior credit facility to be immediately due, and the lenders could foreclose upon the assets securing our senior credit facility. In that event, we cannot assure you that we would have sufficient assets to repay all of our obligations, including the senior notes.

    We may not be able to satisfy our obligations to the holders of the senior notes upon a change of control.

    Upon the occurrence of a "change of control" (as defined in the indenture governing the senior notes) each holder of the senior notes will have the right to require us to repurchase the outstanding senior notes at a price equal to 101% of the principal amount, together with any accrued and unpaid interest and liquidated damages, if any, to the date of repurchase. Our failure to purchase, or give notice of purchase of, the senior notes would be a default under the indenture governing the senior notes, which would in turn be a default under our senior credit facility.

    If a change of control occurs, it is possible that we may not have sufficient assets at the time of the change of control to make the required repurchase of senior notes or to satisfy all obligations under our senior credit facility and the indenture governing the senior notes. In order to satisfy our obligations, we could seek to refinance the indebtedness under our senior credit facility and the indenture governing the senior notes or obtain a waiver from the lenders or holders of the senior notes. We cannot assure you that we would be able to obtain a waiver or refinance our indebtedness on terms acceptable to us, if at all.

    The principal stockholder of GEO Holdings controls us and could delay, deter or prevent a change of control or other business combination or otherwise cause us to take actions with which you as a holder of senior notes may disagree or which might not be in your best interests.

    The Company is a wholly-owned subsidiary of GEO Holdings. CHS IV owns substantially all of the issued and outstanding common stock of GEO Holdings, and members of our senior management hold options exercisable for approximately 10% of the common stock of GEO Holdings, determined on a fully-diluted basis. Pursuant to the Stockholders Agreement that GEO Holdings entered into with CHS IV, certain co-investors and certain members of our senior management, CHS IV has the right to appoint up to three of GEO Holdings' four directors. GEO Holdings has the ability to elect all of the members of our board of directors, appoint new management and approve any action requiring the approval of our stockholders. The directors have the authority to make decisions affecting our capital structure, including the issuance of additional indebtedness and the declaration of dividends. In addition, transactions may be pursued that could enhance the investment of the holders of GEO Holdings equity while involving risks to your interests. It is possible that the holders of GEO Holdings equity will exercise control over us in a manner that is adverse to the interests of the holders of the senior notes. See "Item 12. Security Ownership of Certain Beneficial Owners and Management" and "Item 13. Certain relationships and Related Transactions."

ITEM 2. Properties.

    The Company has manufacturing capabilities for its products at ten locations around the world. The Company’s locations are in close proximity to the Company’s customers and/or resin suppliers. At these locations are fourteen extrusion lines and four flat cast lines for producing liner products, three lines for the production of geocomposite drainage net products, one needle punched nonwoven textile manufacturing line, three lines for the production of geosynthetic clay lining products, and five texturing lines.

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

    The second manufacturing facility in Houston occupies 16.9 acres of Company-owned land with 3,300 square feet of office space, and two buildings with a total of 83,000 square feet for manufacturing operations. The manufacturing buildings house a flat cast sheet extrusion line, as well as a geocomposite drainage net line. This facility is temporarily idle and the Company plans on moving the geocomposite drainage net line to its German manufacturing facility in 2006.

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

Canada

    The Company owns a 75.5% interest in Bentofix Technologies, Inc., located in Barrie, Canada. BTI leases 2,000 square feet of office space and 60,000 square feet for manufacturing geosynthetic clay lining products on two production lines. As of January 18, 2006, the Company’s ownership percentage was increased to 75.5%, from our previous ownership of 51%, following our share purchase from one of the minority holders for approximately $2.1 million.

Germany

    GSE Lining Technology GmbH, headquartered in Hamburg, Germany, manages the Company’s European operations. This location has 20,988 square feet for manufacturing located in Rechlin, Germany, on 8.2 acres owned by the Company. From this location, the Company supplies its customers with products manufactured on a flat cast extrusion line, two texturing lines, and a blown film round die extrusion line. Operating at the same facility is a fabrication department involved in fabricating Studliner sheeting products on two production lines.

United Kingdom

    The Company’s operations in the United Kingdom are carried out by its subsidiary, GSE Lining Technology Ltd., operating at a 0.75 acre owned facility in Soham, England, just north of London. This location has 2,500 square feet of leased office space, 11,652 square feet of leased warehouse space, and 10,652 of owned manufacturing facilities. Its products are manufactured on a blown film round die extrusion line located on this site and one texturing line. The Company’s administrative, sales, and installation service personnel are housed at this location. This facility manufacturers both polyethylene and polypropylene geomembrane products.

Egypt

    The company owns three Egyptian companies, GSE Lining Technology Co - Egypt, HYMA/GSE Manufacturing Co., HYMA/GSE Lining Technology Co. The manufacturing facility, which is running under GSE Lining Technology Co - Egypt, is located at the 4th industrial zone, in the 6th of October City which is the largest industrial city in Egypt. Its products are manufactured on one flat cast extrusion line and one blown film round die extrusion line. The company owns seven buildings with total area of 18,379 square feet and 1.5 acres of land.

Thailand

    GSE Lining Technology Company Ltd. headquartered in Bangkok, Thailand, manages the Company’s Thailand operations. Its owned manufacturing facility is located in Rayong, Thailand, on 0.6 acres of property leased by the Company. Its products are manufactured on two blown film round die extrusion lines, one flat cast line and one texturing line. This company also manages the representative office in the People’s Republic of China.

Australia

    The Company’s sales operation in Australia is carried out by GSE Australia Pty. Ltd. operating out of leased offices located in Moorebank, New South Wales. It offers the full range of Company geomembranes and related products.

Chile

    GSE Lining Technology Chile, S.A. headquartered in Santiago manages the Company’s manufacturing facility in an industrial area near Antofagasta, Chile. The Company owns a 2.3 acre property which includes a 14,764 square foot manufacturing building that has two blown film round die extrusion lines producing smooth and textured polyethylene geomembranes. In addition, GSE Chile has a texturing line.

ITEM 3. Legal Proceedings.

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

    On January 14, 2004, the Company received a letter from Shire Equipment Leasing Corporation (“Shire”) (Defendant, along with Robert Steinberg, as trustee for the bankruptcy estate of Pro Air, Inc.) relating to litigation instituted by Wembley Ltd., the Company’s largest stockholder prior to the Merger. In the litigation, Wembley is seeking a declaratory judgment that neither Pro Air, Inc., nor Shire, Pro Air’s Assignee, ever acquired an ownership interest in 1,100,000 shares of the Company owned by Wembley. The dispute relates to Wembley’s delivery to Pro Air in 1997 of a stock certificate representing the disputed shares along with an assignment of stock, or stock power, which provided that the assignment of the Company’s shares was valid only if done in compliance with certain specified conditions. The parties disagree as to whether those conditions were met. In April 1998, Pro Air asked the Company to reflect Pro Air on the Company’s books as the holder of record of the disputed shares, but the Company declined to do so, informing Pro Air that it had no record of Pro Air being a Company shareholder. Shire indicated in its January 2004 letter that it would pursue claims against the Company if testimony revealed that the Company acted in concert with Wembley to prevent the transfer of the disputed shares.

    On December 16, 2004, Wembley prevailed in its declaratory judgment action with the issuance of a judgment that neither Pro Air nor Shire, Pro Air’s assignee, ever acquired an ownership interest in the 1,100,000 shares. Shire has filed an appeal with the Ninth Circuit Court of Appeals and Wembley has filed a cross appeal.

    On April 20, 2005, the trial court granted Shire’s motion to stay execution of the judgment. The court ordered Shire to surrender the disputed share certificates to Mellon Investor Services LLC, to await the outcome of the appeals.

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

ITEM 4. Submission of Matters to a Vote of Security Holders.

    The Company did not submit any matters to a vote of its security holders during the fourth quarter of 2005.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

    There is no established public offering market for the outstanding common equity of the Company. In connection with the Merger, we became a wholly owned subsidiary of GEO Holdings, which is controlled by CHS IV, an entity controlled by CHS, in a transaction valued at approximately $242.1 million. (See “Corporate Developments” in Item 1 of Part I.) As a result of the Merger, our common stock is no longer publicly traded.

    The Company does not currently intend to declare or pay dividends on its Common Stock. Further, our ability to pay dividends is restricted by certain covenants contained in our senior credit facility, as well as certain restrictions contained in the indenture governing our senior notes. See Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

ITEM 6. Selected Financial Data.

    The acquisition of GSE by CHS IV on May 18, 2004 was accounted for as a purchase in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” resulting in a new basis of accounting subsequent to the transaction. Therefore, for the presentation in the following table and in the remainder of this report, financial information relating to GSE prior to Merger is denoted as “Predecessor Company”, and financial information relating to us subsequent to the Merger is denoted as “Successor Company”. The information contained in the table should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical consolidated financial statements of GSE, including notes thereto, contained elsewhere in this report.

	Successor Company		Predecessor Company
		Period from	Period from
	Year Ended	May 18, 2004	Jan. 1, 2004
	December 31,	to Dec. 31,	to	Year Ended December 31,
	2005	2004	May 17, 2004	2003	2002	2001

Selected Statement of Income Data
Sales and operating revenue	$317,618	$217,513	$70,393	$274,618	$266,970	$173,409
Gross profit	56,351	44,817	10,286	59,159	56,644	28,804
Operating income (loss)	21,033	23,451	(8,007)	30,208	24,233	2,379
Interest expense, net	18,449	12,418	1,451	2,064	2,379	1,248
Income before income taxes	2,429	10,978	(9,286)	31,519	21,258	2,600
Net income (loss) before extraordinary items	694	8,304	(6,308)	20,771	12,890	1,378
Extraordinary items	—	—	—	—	25,966	—
Net income (loss)	694	8,304	(6,308)	20,771	38,856	1,378
Basic earnings (loss) per common share
Before extraordinary items	*	*	(.54)	1.81	1.15	.12
Extraordinary items	*	*	—	—	2.32	—
Basic earnings (loss) per common share	*	*	(.54)	1.81	3.47	.12

Diluted earnings (loss) per common share
Before extraordinary items	*	*	(.51)	1.72	1.11	.12
Extraordinary items	*	*	—	—	2.23	—
Diluted earnings (loss) per common share	*	*	(.51)	1.72	3.34	.12

Selected Balance Sheet Data:
Working capital**	$68,328	$73,592	$70,679	$92,452	$92,265	$48,021
Total assets	316,401	309,551	198,262	213,503	202,310	145,611
Total debt	172,285	168,604	806	16,722	21,602	25,801
Stockholder’s equity	69,631	74,014	155,557	157,157	132,431	90,434
__________________
    * The Successor Company has no outstanding publicly held common shares and therefore will not report earnings per share data.
    ** Working Capital is current assets minus current liabilities.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

    The following discussion of historical financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and the notes thereto which appear elsewhere in this report.

Overview

    GSE is a leading manufacturer, marketer and installer of a broad array of geosynthetic lining products and a high volume producer of resin based products made primarily from polyethylene and polypropylene resins. The Company’s primary products consist of geosynthetic lining materials of membranes, drainage nets and composites, textiles, and clay liners. The Company sells installation of its products in the United States,
Germany and the United Kingdom. Approximately 25% of GSE’s products are installed by the Company with the balance installed by independent installers.

    The demand for our products is driven by municipal and private solid waste landfill development where environmental regulations require our liner products. Solid waste containment represented 56% of the Company’s revenues in 2005 and 68% of revenues in 2004. Influences of this driver are population growth, migration trends, solid waste per capita, environmental concerns of developing countries, and disposing methods. The solid waste containment market (in the geographic areas of our business) continues to grow approximately 2% to 4% per year. Other demands for our products are heap leach mining of metals, water management, agriculture, aquaculture, and other industrial applications. Growth in these markets is more cyclical to their industry.

    Raw material cost of our products makes up approximately 78% of our product cost. The cost of these raw materials change due to factors outside of the Company’s control, including worldwide capacity, market demand, and the price of feed stocks such as natural gas and oil. The Company’s profitability depends on its ability to change the prices of its products as raw material costs change, which the Company has historically been able to do. The Company’s profitability is also influenced by competitive pressures. While GSE supplies 40% to 50% of the world’s geosynthetic products, most of GSE’s competitors are regional, family owned businesses that bid for business along with the Company in their areas.

    GSE faced many challenges in 2005, but in spite of those challenges, was successful in increasing its gross profit compared to 2004. The U.S. experienced lower shipments and decreased installation services for national solid waste customers. Continued competitive pressures due to worldwide over capacity were felt in the European markets. Raw material costs were very volatile throughout the year, with a significant run up in resin prices from August to November of 2005. U.S. petrochemical processing plants were temporarily shutdown by the Gulf Coast hurricanes during the third and fourth quarter of 2005 and resin suppliers put their customers on a reduced allocation.

    We were able to overcome these negative impacts to gross profit. Our strong relations with resin suppliers enabled the company to meet the demand for our products in the fourth quarter. In spite of market conditions and the run up in resin prices, we were able to increase product prices to maintain our margin spread over resin costs. Increased volumes resulting from major projects in international markets improved the utilization of our production facilities compared to the prior year. Gross margins also improved in international markets from mining projects in South America, from aquaculture projects in Asia and from improved margins on European installation services.

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

Results of Operations

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

The results of operations for the year ended December 31, 2004 include the combined results of operations for the Predecessor Company for the period January 1, 2004 through May 17, 2004, and the Successor Company for the period May 18, 2004 through December 31, 2004.

Selected financial data:

	Year 2005	Successor and Predecessor Year 2004 Combined	Successor May 18, 2004 to Dec. 31, 2004	Predecessor Jan 1, 2004 to May 17, 2004
(in thousands)
Sales and operating revenue	$317,618	$287,906	$217,513	$70,393
Gross profit	56,351	55,103	44,817	10,286
Selling, general & administrative expenses	29,573	30,770	18,382	12,388
Amortization of intangibles	4,727	3,026	2,984	42
Merger/Acquisition related activities	1,018	—	—	—
Expenses related to CHS transaction	—	5,863	—	5,863

Operating income (loss)	21,033	15,444	23,451	(8,007)
Interest expense	19,386	14,359	12,720	1,639
Interest income	(937)	(490)	(302)	(188)
Foreign exchange loss	37	168	37	131
Minority interest	497	271	302	(31)
Other income	(379)	(556)	(284)	(272)
Profit(loss) before tax	2,429	1,692	10,978	(9,286)
Income tax provision (benefit)	1,735	(304)	2,674	(2,978)

Net income(loss)	$694	$1,996	$8,304	$(6,308)

    The Company’s sales and operating revenue of $317,618,000 increased by $29,712,000, or 10.3% in 2005 from the $287,906,000 reported in 2004. Product prices were up 8.7%, in line with higher raw material costs. Units shipped were up 1.5% while units installed were down 16.8%. At December 31, 2005, backlog of $50.6 million was 20.0% lower than at December 31, 2004. The Company does not believe this decline in backlog is a significant issue or a predictor of the Company’s future revenues, the decline is primarily due to the timing of bid activity.

    U.S. sales and operating revenue of $161,355,000 in 2005 was 1.1% lower than the previous year. This decline was mainly due to lower units shipped and square feet installed, partially offset by the increase in sales prices. Average per unit sales price increased 6.1% in 2005 compared to 2004. U.S. units shipped were down 6.7%, while installed units were down approximately 22.6% in 2005. Both of these decreases were primarily caused by less business with national solid waste customers.

    Foreign sales and operating revenue was $156,263,000 in 2005, a 25.2% increase from the previous year. Average unit sales price increased 14.7% in 2005 compared to the prior year. Foreign units shipped increased by 9.1% and installed units increased by 63.8% in 2005 over 2004. The increase in shipments was primarily from continued growth in Asia and Africa, principally in the aquaculture, agriculture and water containment markets. The growth in installed units in 2005 was from a concentrated effort to increase market share within the German and United Kingdom solid waste industry. A change in the U.S. dollar value of the Company’s foreign entity functional currencies increased 2005 foreign sales and operating revenue by approximately $279,000.

    Gross profit in 2005 was $56,351,000, 2.3% higher than the $55,103,000 in 2004. Gross profit as a percent of sales and operating revenues declined to 17.7% from 19.1% last year, but was up 1% on a dollar per unit basis. Gross profits as a percentage of sales declined mainly due to the rise in resin prices. In addition, the decline in margins was impacted by a full years depreciation and amortization in 2005 at the stepped up basis of manufacturing assets (as a result of the Merger) as opposed to only a partial year of stepped up depreciation and amortization in 2004. The increase in dollar per unit gross profit resulted from an increase in profits in the foreign markets which offset the decrease in profits from U. S. markets.

    International markets experienced an 18.2% increase in gross profit mainly due to the increased in sales volumes. Also contributing to gross profit was higher margins from the mining industry in Latin America, primarily serviced by U.S. operations, and improved gross profit from installation services in Germany. Change in U.S. dollar value of functional currencies decreased 2005 gross profit by approximately $174,000.

    Gross profit in the domestic markets in 2005 decreased 10.4%, but was essentially flat on a dollar per unit basis with 2004. The decline was mainly due to the drop in sales volumes and a drop in installation services. The Company was able to offset the steep rise in resin prices with product price increases.

    Selling, general and administrative (SG&A) expenses of $29,573,000 in 2005 were $1,197,000 lower than in 2004. The decrease in SG&A is primarily from approximately $1,690,000 of cost reductions implemented in the U.S. and Europe in 2004 and from approximately $600,000 of lower bad debt expense. Partially offsetting the decrease was $728,000 of higher management fees paid to CHS. SG&A, as a percent of sales, was 9.3% for year ended December 31, 2005, compared to 10.7% the previous year.

    Amortization of intangibles increased by $1,701,000 in 2005 compared to the prior year period. The increase reflects a full year of amortization expense related to Successor Company intangible assets recorded in connection with the Merger.

     During 2005 the Company vigorously pursued two acquisition candidates in competition with other buyers, which proved unsuccessful. The Company performed extensive due diligence activities and was in negotiation with sellers over several months. Expenses totaling $1,018,000 were primarily from fees incurred for legal, accounting and professional services assisting with due diligence efforts and contract negotiations.

    Expenses related to the Merger of $5,863,000 in 2004 were comprised of costs the Company incurred to execute the Merger, including $3,204,000 for investment banker fees and expenses, $1,169,000 for legal, accounting and professional expenses, and $1,490,000 non-cash expense created by the extension and acceleration of Predecessor Company stock option vesting dates as a result of the Merger and required by FAS 123.

    Interest expense of $19,386,000 during 2005 was higher than the previous year’s $14,359,000 reflecting a full year of interest expense on the 11% senior notes and the term loan issued in connection with the Merger. The cost in 2004 includes a prepayment fee of $691,000 relating to the early retirement of the debt of the Predecessor.

    Other income of $379,000 in 2005 and other income of $556,000 in 2004 were primarily from gains on routine sales of assets.

    The Company’s provision for income taxes for 2005 was $1,735,000 compared to a benefit of $304,000 the previous year. The tax provision was determined at the statutory rates adjusted for certain permanent differences on an entity-by-entity basis. The effective rate for 2005 was 71.4% compared to (18.0%) last year. Income tax expense for 2005 was increased by $1,360,000 to reinstate a deferred tax valuation allowance related to foreign tax credits generated prior to the May 18, 2004 Merger transaction and recorded as an income tax benefit in the fourth quarter of 2004. The Company received $17,015,000 of dividends from foreign subsidiaries in 2005 under the American Jobs Creation Act and determined that U.S. income taxes will be offset by a corresponding foreign tax credit.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

    The results of operations for the year ended December 31, 2004 include the combined results of operations for the Predecessor Company for the period January 1, 2004 through May 17, 2004, and the Successor Company for the period May 18, 2004 through December 31, 2004.

Selected financial data:

	Successor and Predecessor Combined	Successor	Predecessor
	Year 2004	May 18, 2004 to Dec. 31, 2004	Jan. 1, 2004 to May 17, 2004	2003
(in thousands)
Sales and operating revenue	$287,906	$217,513	$70,393	$274,618
Gross profit	55,103	44,817	10,286	59,159
Selling, general & administrative expenses	30,770	18,382	12,388	27,298
Amortization of intangibles	3,026	2,984	42	106
Expenses related to CHS transaction	5,863	—	5,863	1,547
Operating income (loss)	15,444	23,451	(8,007)	30,208
Interest expense	14,359	12,720	1,639	2,573
Interest income	(490)	(302)	(188)	(509)
Foreign exchange loss/(gain)	168	37	131	(212)
Minority interest	271	302	(31)	133
Other income	(556)	(284)	(272)	(3,296)
Profit(loss) before tax	1,692	10,978	(9,286)	31,519
Income tax provision (benefit)	(304)	2,674	(2,978)	10,748

Net income(loss)	$1,996	$8,304	$(6,308)	$20,771

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

    Interest expense of $14,359,000 during 2004 was significantly more than the previous year’s $2,573,000. The cost in 2004 includes higher interest rates on higher debt balances as a result of the Merger, a prepayment fee of $691,000 and increased amortization of deferred financing costs.

    Other income of $556,000 in 2004 was primarily from gains on routine sales of assets. Last year’s other income was $3,296,000, primarily from gains on the sale of real estate acquired in the 2002 Serrot acquisition.

    The Company’s benefit for income taxes for 2004 was $304,000 compared to a provision of $10,748,000 the previous year. The tax provision was determined at the statutory rates adjusted for certain permanent differences on an entity-by-entity basis. The effective rate for 2004 was lower at (18.0%) compared to 34.0% last year, primarily because the Successor Company has much lower U.S. taxable income as a result of higher CHS acquisition debt.

Outlook

    On December 30, 2005 GSE completed an acquisition of the operating assets of SL Limitada, a geosynthetic manufacturing company in Chile, with annual production capacity of approximately 40 million pounds. We expect the Chilean operations will enhance our market position in South America and increase our sales volumes by more than 10% in 2006. In addition to the positive impact on gross profit of increased volumes, we also expect to realize savings in transportation costs and improved plant utilization. In connection with the Chilean acquisition, we reorganized our sales force for Central and South America eliminating certain sales expenses which will benefit 2006.

    For the rest of our operations, we expect sales and operating revenue to be higher in 2006 than in 2005, primarily from increased volumes and higher selling prices, following increased resin cost. We continue to see strong demand in our international markets, which we expect to meet primarily through our foreign operations. Based on preliminary plans presented to us by our major solid waste customers, we expect demand for our products and services to be higher in 2006 compared to 2005.

    Resin cost at the beginning of 2006 is approximately ten cents per pound higher than the average cost per pound in 2005, due to the significant increase in resin costs during late 2005 resulting from supply disruptions caused by the two significant hurricanes that hit the Gulf Coast. We expect that market prices for resins will remain volatile during 2006, but trend down from the current highs due to domestic resin production approaching normal levels and from imported resins continuing to enter the U. S. market.

    We expect our gross profit to improve over 2005, primarily from higher volumes. However, the industry will continue to have capacity in excess of the market growth resulting in a continuance of competitive bid pricing pressures. Our intent is to maintain our 2005 margin spread over resin costs in 2006. However, maintaining that spread with higher selling prices is expected to result in gross profit margins declining as a percentage of sales.

    We expect selling and administrative expenses in 2006 to remain flat with 2005. We also expect to maintain compliance with our restrictive debt covenant measurements in 2006.

    We continuously explore ways to optimally utilize our assets and deliver a positive return on assets. In this regard, we plan on moving two production lines in 2006 to locations that are expected to result in reduced operating and transportation cost and increased sales volumes. The majority of the benefits from these moves should occur in 2007.

Liquidity and Capital Resources

    Sources of Liquidity

    The Company’s primary sources of liquidity in 2005 was cash generated from operations and its revolving credit facility. At December 31, 2005, the Company had working capital of $67,895,000 of which $21,094,000 was cash and cash equivalents. The Company’s operating results and liquidity are normally reduced in the first quarter as both product deliveries and installations are at their lowest levels due to inclement weather experienced in the Northern Hemisphere. The Company believes that it has sufficient funding from cash on hand, cash expected to be generated from future operations and existing credit facilities to meet its anticipated liquidity needs including anticipated requirements for working capital, capital expenditures, and debt service in 2006.

    Total capitalization as of December 31, 2005 was $241,916,000, consisting of $69,631,000 in Stockholder’s equity and $172,285,000 of total debt. The total debt is reduced by a $2,931,000 non-cash, fair value adjustment for the interest rate swap and premium on senior notes.

    Capital Expenditures

    Capital expenditures in 2005 amounted to $3,900,000. The Company currently anticipates capital expenditures in 2006 of $6,531,000, of which $2,537,000 is considered expansion capital. The Company expects to fund capital expenditures with cash on hand. There are currently no contractual obligations or commitments related to these planned capital expenditures.

    Borrowing Arrangements

    GSE entered into a five year installment obligation with the Seller of SL Limitada for $4.5 million, secured by a share pledge agreement for 30% of the equity of GSE Lining Technology Chile, S. A., an indirect wholly owned subsidiary of GSE. The installment obligation bears interest at 5% for the first two years, converting to a variable rate based on the London Interbank Offer Rates (LIBOR) for the remaining term. Payments are in five annual principal and interest amounts beginning on January 1, 2007.

    In connection with the Merger, GSE issued $150,000,000 of 11% senior notes due in 2012. As required by their terms, the senior notes were exchanged for publicly registered notes in the same amounts in a registered exchange offer completed in November 2004. The senior notes are guaranteed by all of our existing and future direct or indirect domestic subsidiaries other than Bentofix Technologies (USA), Inc., a dormant subsidiary of our 75.5%-owned Canadian subsidiary, Bentofix Technologies, Inc.

    The indenture governing the notes, among other things: (1) restricts our ability and the ability of our subsidiaries to incur additional indebtedness, issue shares of preferred stock, incur liens, pay dividends or make certain other restricted payments and enter into certain transactions with affiliates; (2) places certain restrictions on the ability of certain of our subsidiaries to pay dividends or make certain payments to us; and (3) places restrictions on our ability and the ability of our subsidiaries to merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of our assets. The indenture related to these notes and the senior credit facility also contain various covenants that limit our discretion in the operation of our businesses.

    In January 2005, GSE entered into an interest rate swap agreement, which effectively converted $75,000,000 of our 11% fixed rate senior notes issuance into variable rates based on six-month LIBOR rates. Under the swap agreement, payments are made based on a variable rate; currently 11.1725% through May 15, 2006, adjusting based on LIBOR rates every six months thereafter, and received on a fixed rate of 11%. Differentials to be received or paid under the agreement are recognized as an offset to interest expense, respectively.

    At the time of the Transaction, the term of the swap agreement was such that the swap was considered perfectly effective against changes in the fair value of the debt due to changes in the benchmark interest rates over swap terms. As a result, the shortcut method provided by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” was applied and there was no need to periodically reassess the effectiveness of the swap during its term. Interest expense on the debt was adjusted to include payments made or received under the swap agreements. The fair value of the swap would be carried as an asset or a liability on the Consolidated Balance Sheet and the carrying value of the hedged debt would be adjusted accordingly. The fair values of the Company’s interest rate swap would be the estimated amounts the Company would receive or pay to terminate the agreement as of the reporting dates. However, due to a recently issued SFAS133 interpretation effective January 1, 2006, the Company is no longer able to apply the short cut method provided by SFAS133 in the accounting for its interest rate swap. The Company is currently assessing the accounting impact of this recent development. (See Footnote 20 Subsequent Event for more information.)

    In connection with the Merger, we entered into a $65,000,000 senior secured credit facility with UBS Loan Finance LLC and certain other lenders. The senior credit facility provides a $25,000,000 term loan facility and a revolving credit facility of up to $40,000,000. The revolving credit facility includes a letter of credit subfacility of $10,000,000 and a swing line subfacility of $15,000,000. The term loan matures in May 2010 and the revolving credit facility matures in May 2009. The term loan facility amortizes on 24 consecutive equal quarterly installments. Borrowings bear interest, at our option, at either a base rate or LIBOR plus, in each case, an applicable interest margin. The applicable interest margin for the term loan is 2.00% per annum for base rate loans or 3.00% per annum for LIBOR loans. The applicable interest margin for revolving loans is 1.75% per annum for base rate loans or 2.75% per annum for LIBOR loans. The applicable interest margins for the revolving credit facility and the term loan is adjustable by the lenders based upon a grid. We are also required to pay customary agency fees and expenses. The Company paid commitment fees of approximately $188,000 in 2005 and $69,000 in 2004. The senior credit facility requires prepayment with the net proceeds of certain asset sales, the net proceeds of certain issuances of debt or preferred stock, a portion of net proceeds of certain issuances of common equity, the net proceeds from casualty and condemnation events in excess of amounts applied to repair or replace such assets, and an agreed-upon percentage of our excess cash flow (subject to certain baskets).

    The senior credit facility is guaranteed by GEO Holdings and all of our existing and future direct or indirect domestic subsidiaries, but not our foreign subsidiaries or Bentofix Technologies (USA), Inc., a dormant subsidiary of our 75.5%-owned Canadian subsidiary, Bentofix Technologies, Inc., except to the extent guarantees by such subsidiaries would be prohibited by applicable tax law or could result in adverse tax consequences. The senior credit facility is secured by substantially all of our U.S. assets, and by our capital stock and the capital stock of substantially all of our domestic subsidiaries and 65% of the capital stock of substantially all of our first-tier foreign subsidiaries.

    The senior credit facility requires us to meet certain financial tests, including but not limited to, a minimum interest coverage ratio, a maximum leverage ratio, a minimum fixed charge coverage ratio and maximum capital expenditures. In addition, the senior credit facility contains restrictive covenants which limit, among other things, dispositions of assets, certain business changes, certain ownership changes, mergers, acquisitions, dividends, stock repurchases and redemptions, incurrence of indebtedness, issuance of preferred stock, investments, liens, transactions with affiliates, sale and leaseback transactions, and other matters customarily restricted in such agreements. The senior credit facility provides for customary events of default. At December 31, 2005, the Company had an outstanding balance of $17,900,000 on its $25,000,000 term loan. The Company had available $37,969,000 under its credit facility at December 31, 2005, net of $2,031,000 of issued letters of credit.

    GSE has an EGP 5,000,000 (USD $872,000) term loan with an Egyptian bank, bearing interest at 14%, secured by equipment. The promissory note requires quarterly payments of EGP 417,000 (USD $73,000) plus interest on July 27, October 27, January 27, and April 27, maturing in April 2007.

    At December 31, 2005, GSE had five local foreign credit facilities. It had credit facilities with two German banks in the amount of EUR 5,100,000 (USD $6,038,000). These revolving credit facilities are secured by a corporate guarantee and bear interest at various market rates. These credit facilities are used primarily to guarantee the performance of European installation contracts and temporary working capital requirements. At December 31, 2005, GSE had EUR 593,000 (USD $702,000) available under these credit facilities with EUR 2,511,000 (USD $2,973,000) of bank guarantees outstanding and EUR 1,996,000 (USD $2,363,000) of line of credit borrowing. The EUR 1,996,000 (USD $2,363,000) line of credit borrowing was paid subsequent to December 31, 2005.

    GSE has two credit facilities with Egyptian banks in the amount of EGP 7,500,000 (USD $1,307,000). These credit facilities bear interest at various market rates and are primarily for cash management purposes. At December 31, 2005, GSE had EGP 4,586,000 (USD $799,000) available under these credit facilities.

    GSE has a credit facility with a Canadian bank in the amount of Canadian Dollar 500,000 (USD $430,000) that bears interest at market rate, secured by all assets. At December 31, 2005, GSE had the full amount available under this line.

    The Company is currently in compliance with all of its debt covenants and expects to remain in compliance.

    Sources and Uses of Cash

    The sources and uses of cash for the year ending December 31, 2004 include the combined results of operations for the Predecessor Company through May 17, 2004, and the Successor Company for the period May 18, 2004 through December 31, 2004.

	Year Ended
	December 31, 2005	December 31, 2004

Cash provided by operating activities	$8,786,000	$23,680,000
Cash (used by) investing activities	$(12,930,000)	$(227,287,000)
Cash provided by financing activities	$2,072,000	$193,193,000

    Cash provided by operating activities during 2005 was $8,786,000 compared to $23,680,000 in the prior year. The difference was primarily due to the release of $18,056,000 of restricted cash in 2004 for securing the supersedeas appeal bond in the Poly-America case, offset by a $9,500,000 payment to settle the case. Accounts receivable, net increased $10,359,000 mainly due to increased revenues in the fourth quarter driven by higher resin prices.

    Cash used by investing activities during 2005 was $12,930,000, compared to $227,287,000 in the prior year. Cash used by investing activities during 2005 was primarily for the acquisition of the operating assets of a geomembrane manufacturer in Chile for $11,187,913. Cash used by investing activities in 2004 was due to cash expended on May 18, 2004 when the Company was purchased by CHS in the Merger at a net cash cost of $221,616,000, which included approximately $6,794,000 of allocated expense, offset by $14,266,000 of cash acquired, and excluded financing cost.

    Cash provided by financing activities during 2005 was primarily a $2,363,000 draw on a credit line in Germany for short term working capital needs that was paid off in February 2006. Cash provided by financing activities during 2004 was the result of the proceeds from debt and equity used in connection with the consummation of the Merger, less cost of financing. See “Borrowing Arrangements” above.

    Contractual Obligations and Commercial Commitments

    The following table represents information, as of December 31, 2005, concerning the Company’s unconditional obligations and commitments to make future payments under contracts with remaining terms in excess of one year, such as debt and lease agreements, and under contingent commitments (in thousands).

Contractual Cash Obligations	Total	Less Than One Year	1-3 Years	4-5 Years	After 5 Years
Short-term Debt	$2,363	$2,363	$—	$—	$—
Long-term Debt and Interest(1)	286,173	22,122	68,334	37,467	158,250
Operating Leases	606	$402	204	—	—
Other Long-Term Liabilities Reflected in the Balance Sheet(2)	961	75	225	150	511
Total	$290,103	$24,962	$68,763	37,617	$158,761

Other Commercial Obligations	Total	Less Than One Year	1-3 Years	4-5 Years	After 5 Years
Letters of Credit	$2,031	$2,031	$—	$—	$—
Bond Guarantees	4,509	2,356	2,153	—	—
Bank Guarantees	3,481	1,553	1,928	—	—
Total	$10,021	$5,940	$4,801	$—	$—

(1)	Long-term debt listed here is cash obligation and excludes the $2,931 derivative adjustments.
(2)	Represents estimated payments due for the German pension obligation.

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

    We believe the following are our most critical accounting policies. GSE’s senior management has discussed the development and selection of these policies and related disclosure with the audit committee. These policies require significant judgmental estimates used in the preparation of our consolidated financial statements, based on historical experience and assumptions related to certain factors including competitive market factors, worldwide manufacturing capacity in the industry, general economic conditions around the world and governmental regulation and supervision. There have been no significant changes to our critical accounting estimates during any of the periods in the three years ended December 31, 2005.

Allowance for Doubtful Accounts

    We establish reserves for doubtful accounts on a case-by-case basis when it is believed that the required payment of specific amounts owed to us is unlikely to occur. We derive a majority of our revenue from sales and services to domestic and international, municipal and private companies engaged in waste management, mining, water and wastewater treatment, aquaculture and other industrial activities. We have receivables from customers in various countries. We generally do not require collateral or other security to support customer receivables. If the customers’ financial condition was to deteriorate or their access to freely convertible currency was restricted, resulting in impairment of their ability to make the required payments, additional allowances may be required.

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

Goodwill Impairment

    The Company uses purchase method of accounting for business combinations which requires the Company to make use of estimates and judgments to allocate the purchase price paid for acquisitions to the fair value of the net tangible and identifiable intangible assets. The Company performs a goodwill impairment test annually as of October 1. Goodwill could be tested more frequently if changes in circumstances or the occurrence of events indicates that a potential impairment exists. The impairment test requires the Company to compare the fair value of business reporting units to carrying value including assigned goodwill. The Company uses the present value of future cash flows to determine fair value. Future cash flows are typically based upon a ten-year future period for the business and an estimated residual value. Management judgment is required in the estimation of future operating results and to determine the appropriate residual values. Future operating results and residual values could reasonably differ from the estimates and could require a provision for impairment in a future period.

Property, Plant and Equipment

    Costs of additions and major improvements are capitalized, whereas maintenance and repairs which do not improve or extend the life of the asset are charged to expense as incurred. When items are retired or otherwise disposed of, other (income) expense is charged or credited for the difference between net book value and net proceeds realized thereon. Interest costs incurred in construction of assets are capitalized and depreciated over the useful life of the asset. Depreciation is computed using the straight-line method, based on the estimated useful lives of the assets. Total repairs and maintenance during 2005 was $3,558,000. Total repairs and maintenance during 2004 were $2,287,000 for the Successor Company and $1,758,000 for the Predecessor Company. Total repairs and maintenance expense during 2003 was $4,345,000.

    The Company makes judgments and estimates in conjunction with property, plant and equipment, including amounts to be capitalized, depreciation methods and useful lives. Additionally, carrying values of property, plant and equipment are reviewed for impairment and whenever events or changes in circumstances indicate that carrying value may be impaired. The carrying values are compared to the undiscounted anticipated future cash flows related to those assets. If the carrying value of a long-lived asset exceeds the future undiscounted cash flow, an impairment charge is recorded in the period in which such review is performed and it is determined that the carrying value exceeds fair value. This requires the Company to make long-term forecasts of its future revenues and costs related to the assets subject to review. Forecasts require assumptions about demand for the Company’s products and future market conditions. Future events and unanticipated changes to assumptions could require a provision for impairment in a future period.

Customer Lists and Other Intangible Assets

    The amounts assigned to customer lists (determined generally based upon appraised value) and other intangible assets are amortized to expense over their estimated useful lives and are reviewed for potential impairment whenever events or changes in circumstances indicate that carrying value may be impaired. The estimated useful lives are based on an evaluation of the circumstances surrounding each asset, including an evaluation of events that may have occurred that would cause the useful life to be decreased. In the event the useful life would be considered to be shortened, or if the asset’s future value were deemed to be impaired, an appropriate amount of the value would be amortized to expense. Future operating results and residual values could therefore reasonably differ from the estimates and could require a provision for impairment in a future period. To date there have been no impairments.

Effect of Recently Issued Accounting Standards

    In November 2004, FASB issued Statement No. 151, “Inventory Costs—an amendment of ARB No. 43, Chapter 4”. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .". This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal". In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption is not expected to have a material effect on the Company’s results of operation, financial position or cash flow.

    In December 2004, FASB issued Statement No. 123(R, revised 2004), “Share-Based Payment”, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes No. 25 “Accounting for Stock Issued to Employees”, and amends FASB Statement No. 95, “Statement of Cash Flows”. FAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, and pro forma disclosure is no longer an alternative to financial statement recognition. The provisions of SFAS 123(R) provide for an effective date of July 1, 2005 for calendar-year public companies. However, in April 2005, the Securities and Exchange Commission adopted a rule that amends the compliance dates for SFAS No. 123(R), making it effective at the beginning of the first fiscal year that begins after June 15, 2005. Based upon the guidelines established by the SEC’s rule, we plan to adopt SFAS No. 123(R) on January 1, 2006. As the Company has no outstanding unvested equity awards, the adoption is not expected to have a material effect on the Company’s results of operations, financial position or cash flow.

    In December 2004, FASB issued Statement No. 153, “Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29”. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this statement are effective for non monetary asset exchanges incurred during fiscal years beginning after June 15, 2005. The adoption is not expected to have a material effect on the Company’s results of operation, financial position or cash flow.

In May 2005, FASB issued Statement No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3”. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. The provisions of this statement are effective for accounting changes and corrections of errors incurred during fiscal years beginning after June 15, 2005. The adoption is not expected to have a material effect on the Company’s results of operation, financial position or cash flow.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

    Our earnings may be affected by changes in interest rates due to the impact those changes have on our variable rate debt instruments. As of December 31, 2005, there was approximately $18,000,000 outstanding under our floating rate credit facilities. A change in interest rates would have no material impact on our earnings because we do not anticipate significant borrowings under these credit facilities.

    In January 2005, GSE entered into an interest rate swap agreement, which effectively converted $75,000,000 of our 11% fixed rate senior notes issuance into variable rates based on six-month LIBOR rates. Under the swap agreement, payments are made based on a variable rate; currently 11.1725% through May 15, 2006, adjusting based on LIBOR rates every six months thereafter, and received on a fixed rate of 11%. Differentials to be received or paid under the agreement are recognized as an offset to interest expense.

    Our earnings are affected by changes in interest rates due to the impact those changes have on our variable-rate debt instruments. We have variable-rate debt instruments at December 31, 2005 representing approximately 53.7% of our total debt. Holding other variables constant, including levels of indebtedness a 50 basis points increase in interest rates would increase or decrease our interest expense by $457,000 annually before tax.

    Market risk for fixed-rate long-term debt is estimated as the potential increase in fair value resulting from a hypothetical 25 basis points decrease in interest rates and amounts to approximately $1.8 million as of December 31, 2005, using discounted cash flow analysis.

Foreign Currency Risk

    We operate outside of the United States through foreign subsidiaries in Germany, England, Australia, Chile and Egypt that use a foreign currency as their functional currency. Foreign subsidiaries may enter into sales, installation or purchase contracts that are denominated in currencies different than the subsidiaries’ functional currency. We recognize that our international operations are subject to the risk of foreign currency fluctuations not present in domestic operations. As a result, our financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we distribute or install our products. However, currency losses from sales, installation or purchase obligations in non functional currencies have not been material to our operations as a whole. The impact on our financial position and results of operations resulting from a hypothetical change in exchange rates of the different countries we operate in cannot be reasonably estimated. No assurance can be given as to how future movements in these foreign currencies could affect our future earnings. At December 31, 2005 the revenues, operating income and total assets for our foreign subsidiaries who do not use the U.S. dollar as their functional currency were $93.5 million, $7.9 million, and $83.3 million, respectively.

    We do financing transactions with and between our foreign subsidiaries from time to time, and foreign operations pay dividends to their U.S. parent. These transactions are normally in the currency of the lending or dividend paying entity and involve foreign currency risk.

    We have not entered into hedging transactions in 2005 to mitigate the effect of changes in currency exchange rates on our financial results.

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

Supply Risk

    We routinely enter into fixed price contracts with commencement of performance dates spread throughout the year. Due to the nature of the construction business into which our products are sold, we have limited contractual means of passing through resin price increases. We believe that we successfully manage this risk by:

(1)	setting expiration dates on bids;

(2)	negotiating delays in announced resin price increases from our suppliers;

(3)	carrying inventory to meet expected demand; and

(4)	planning and staying informed on economic factors influencing resin prices.

We have not entered into purchase contracts for the future delivery of raw materials. Holding all other variables constant, a 1% increase in resin prices based on our 2005 volumes sold would have increased cost of products and services by approximately $2,900,000.

ITEM 8. Financial Statements and Supplementary Data.

    The response to this item is included in a separate section of this report on page F-1.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

    None.

ITEM 9A. Controls and Procedures.

    As of the end of the period covered by this report, our management carried out an evaluation, with the participation of our principal executive officer (the “CEO”) and our principal financial officer (the “CFO”), of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based on those evaluations, the CEO and CFO believe:

    (i) That our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure; and

    (ii) that our disclosure controls and procedures are effective.

    There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. Other Information.

    None.

PART III

ITEM 10. Directors and Executive Officers of the Registrant.

The names, ages and positions of the persons who serve as our directors and executive officers are set forth below:

Name	Age	Position

Samir T. Badawi	66	President, Chief Executive Officer and Director
Kelvin R. Collard	48	Vice President, Chief Financial Officer, Treasurer and Assistant Secretary
Ernest C. English, Jr.	53	Vice President and General Manager of North America Operations
Gerald E. Hersh	62	Vice President and General Manager of U.S. Installation Operations
James T. Steinke	59	Vice President and General Manager of Asia/Pacific Operations
Paul A. Firrell	39	Vice President and General Manager of Europe/Africa Operations
Daniel J. Hennessy(1), (2)	48	Non-executive Director, Chairman of the Board
Michael G. Evans(2)	51	Non-executive Director
Marcus J. George(1) ,(2)	36	Non-executive Director
Richard E. Goodrich(1)	62	Non-executive Director
Brian P. Simmons	45	Non-executive Director
(1) Audit Committee Member
(2) Compensation Committee Member

    Samir T. Badawi served as Chairman of our board of directors from 1995 to 2004. From 1998 to the present, he has served as our President and Chief Executive Officer. From 1993 to 1995, Mr. Badawi served as chairman of the board of directors of SLT Environmental, Inc. and financial advisor to a group of private investors. For twenty-five years prior to 1993, Mr. Badawi served as a managing partner of Ernst & Young International in the State of Bahrain, and in other capacities with Ernst & Young in the United States, Europe and the Middle East.

    Kelvin R. Collard has served as our Vice President and Chief Financial Officer since February 21, 2005. Prior to joining us, Mr. Collard was Vice President and Chief Financial Officer of the ABS Group of Companies, from January 2003 to January 2005. In 2002, he was Vice President and Chief Financial Officer of Hydrochem Industrial Services, Inc. From 1999 through 2001, Mr. Collard was Vice President and Controller of Lyondell Chemical and from 1997 to 2001 was also the Vice President and Controller of Equistar Chemicals, LP. From 1989 to 1997, Mr. Collard served in various capacities at ARCO.

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

    Paul A. Firrell has served as our Vice President and General Manager of Europe/Africa Operations since 2000. From 1996 to 2000, he served as our Managing Director, UK Operations, involved in the sales, installation, and manufacturing operations in the UK. From 1992 to 1996, Mr. Firrell owned and managed a geomembrane installation company in England that was acquired by us in 1996.

    Daniel J. Hennessy became a director and Chairman of the Board of GSE upon the completion of the Merger. Mr. Hennessy has been principally employed by CHS as a Partner since 1988 and is a founding partner. Prior to forming CHS, Mr. Hennessy was a Managing Director with Citicorp Mezzanine Investments and Citicorp’s Leveraged Capital Group and, before that, was employed at Continental Illinois National Bank. Mr. Hennessy is a member of the board of directors of Jakel Incorporated and Waddington North America, Inc.

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

    Marcus J. George became a director of GSE upon the completion of the Merger. Mr. George has been employed principally by CHS as Managing Director since 2003, a Vice President from 2000 to 2003 and an Associate from 1997 to 2000. Prior to joining CHS, Mr. George was employed by Heller Financial in the Corporate Finance Group, and, before that, was employed by KPMG Peat Marwick. Mr. George is a member of the board of directors of American Asphalt & Grading Company, L.P., KB Alloys, Inc. and Waddington North America, Inc.

    Richard E. Goodrich became a director of GSE on December 16, 2004. Mr. Goodrich is currently serving as Executive Vice President and Chief Financial Officer of Chicago Bridge & Iron Company and has served in that position since July 2001. Mr. Goodrich has also served in various other positions at Chicago Bridge & Iron Company, including as Group Vice President — Western Hemisphere Operations from November 2000 to July 2001, Vice President — Financial Operations from February 1999 to November 2000 and Vice President — Area Director of Finance, Western Hemisphere from June 1998 through February 1999. Prior to that time, Mr. Goodrich was the Director of Strategic Planning — Energy and Chemicals Group of Fluor Daniel, Inc.

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

    All of GSE’s stock is owned by GEO Holdings. GEO Holdings, under the control of CHS, annually elects our directors. Each director holds office for the term of one year and until such person’s successor is chosen and qualified or until such person’s death, resignation or removal. All directors serve on both of the boards of GSE and GEO Holdings, except for Messrs. Evans and Goodrich who serve on the GSE board only. Except as described in this report, there are no arrangements or understandings between any member of the board of directors or executive officer and any other person pursuant to which that person was elected or appointed to his or her position. See “Certain Relationships and Related Transactions—Stockholders Agreement” in Item 13 of Part III. There are no family relationships between any of our executive officers or directors.

    Our board of directors has the power to appoint officers. Each director and officer will hold office for the term of one year and until such person’s successor is chosen and qualified or until such person’s death, resignation or removal.

Audit Committee Financial Expert

    The Company’s board of directors has determined that Richard E. Goodrich is an audit committee financial expert, as such term is defined in the Securities Exchange Act of 1934, and independent, as such term is defined in the Securities Exchange Act of 1934.

Code Of Ethics

    The Company has adopted a code of ethics that applies to all its employees, including its principal executive officer, principal financial officer and principal accounting officer. The Company’s Code of Ethics is available on the Company’s website at www.gseworld.com.

ITEM 11. Executive Compensation.

The following tables, charts, and narrative show all compensation awarded, paid to or earned by each individual who was either the chief executive officer at any time during the period, or at December 31, 2005 one of the other highly compensated executive officers.

	Annual Compensation			All Other
Name and Principal Position	Year	Salary	Bonus	Compensation(1)
Samir T. Badawi	2005	$448,000	$211,680	$31,721
President and Chief Executive Officer	2004	$432,000	$261,680	$37,878
	2003	$412,000	$331,660	$32,505

Kelvin R. Collard	2005	$192,692	$20,000	$3,473
Vice President and Chief Financial Officer

Ernest C. English	2005	$201,000	$43,286	$6,984
Vice President and General Manager of	2004	$194,000	$63,286	$6,450
North America Operations	2003	$184,000	$71,977	$6,060

Paul A. Firrell	2005	$240,780(2))	$46,744(2))	$25,024(2))
Vice President and General Manager of	2004	$232,270(2))	$56,474(2))	$24,750(2))
Europe/Middle East/Africa Operations	2003	$206,460(2))	$53,266(2))	$20,333(2))

Gerald E. Hersh	2005	$196,000	$60,362	$12,988
Vice President and General Manager of	2004	$189,000	$80,362	$13,476
U.S. Installation Operations	2003	$179,000	$65,563	$13,061

James T. Steinke	2005	$165,000(3))	$32,876	$10,699
Vice President and General Manager of	2004	$153,000(3))	$42,876	$10,357
Asia/Pacific Operations	2003	$146,000(3))	$75,008	$10,270
____________
(1) GSE paid life and disability insurance premiums for 2005, 2004 and 2003 for Mr. Badawi in the amounts of $5,334, $5,334, and $2,772; for Mr. Collard in the amounts of $473, N/A and N/A; for Mr. English in the amounts of $661 ,$661 and $661 ; for Mr. Firrell in the amounts of $937, $1,698, and $1,518; for Mr. Hersh in the amounts of $2,709, $2,598, and $2,227; and for Mr. Steinke in the amounts of $4,434, $4,289, and $4,202.

        GSE made contributions to retirement plans for 2005, 2004 and 2003 for Mr. Badawi in the amounts of $26,387, $32,544, and $29,733; for Mr. Collard in the amounts of $3,000, N/A and N/A,; for Mr. English in the amounts of $6,323, $5,789 and $,5,399; for Mr. Firrell in the amounts of $24,087, $25,900, and $19,585; for Mr. Hersh in the amounts of $10,279, $10,878 and $10,834; and for Mr. Steinke in the amounts of $6,265, $6,068 and $5,570.

(2) Based on an exchange rate equal to 1.7205 as of December 31, 2005.

(3) Excludes foreign services payments of $33,000, $30,600, and $29,200 in 2005, 2004, and 2003, respectively.

EXECUTIVE EMPLOYMENT AGREEMENTS

In connection with the Merger, the following executive officers entered into employment agreements with us: Samir T. Badawi, Ernest C. English, Jr., Gerald E. Hersh, James T. Steinke and Paul A. Firrell. Each executive’s initial (2004) base salary pursuant to the employment agreements was as set forth in the preceding table.

Employment Agreement of Samir T. Badawi

    Mr. Badawi’s employment agreement is for an initial three-year term with automatic one-year renewals and entitles him to certain customary benefits. Mr. Badawi is also eligible to participate in the GEO Holdings Corp. 2004 Stock Option Plan and any incentive, savings, retirement and welfare benefit plans maintained or established by us or our affiliates. We also provide Mr. Badawi with an automobile for business and personal use, and pay reasonable use and maintenance costs related to such automobile.

    If Mr. Badawi’s employment is terminated by us without cause or due to his disability, or by Mr. Badawi for good reason of his employment agreement (but before a change in control), Mr. Badawi will be entitled to, in addition to his base salary through the date of termination:

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

Employment Agreement of Kelvin R. Collard

    Mr. Collard became a Vice President and the Chief Financial Officer of the Company upon the resignation of Mr. Klatt, which occurred on March 3, 2005. The terms of Mr. Collard’s employment are described in a letter agreement dated January 20, 2005. The agreement provides for a one-time signing bonus of $20,000 and an initial base salary of $225,000. Mr. Collard is eligible to earn an annual incentive cash bonus. The target award of the bonus is 40% of his base salary, and has a maximum and minimum payout of 80% and 0% of his base salary, respectively. Mr. Collard is also eligible to participate in the GEO Holdings Corp. 2004 Stock Option Plan and the various retirement and welfare benefit plans offered to our employees. In addition, he has the opportunity to purchase up to $100,000 of GEO Holdings stock from CHS at a purchase price of $18.50 per share, which was the price paid by CHS for the stock in connection with the Merger.

    The employment agreement with Mr. Collard is “at will” and, therefore, does not have a stated term. However, if we terminate Mr. Collard’s employment for a reason other than for cause, he will be entitled to continue to receive his base salary for one year following the date of separation.

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

    Mr. Firrell’s employment agreement further differs from Mr. Badawi’s employment agreement as Mr. Firrell is entitled to the following benefits: (1) we will make annual contributions of up to ten percent (10%) of his base salary to a pension fund of his choosing until his employment terminates, (2) we will pay for the cost of private medical insurance on behalf of Mr. Firrell, and children under 21 years of age, and (3) we will provide life insurance for the term of the employment agreement with a death benefit of at least GBP 540,000 (USD $929,000).

GEO Holdings Corp. 2004 Stock Option Plan

    The GEO Holdings Corp. 2004 Stock Option Plan (the “GEO Holdings Option Plan”) became effective upon the consummation of the Merger. Under the GEO Holdings Option Plan, the board of directors of GEO Holdings (or a committee thereof) may from time to time grant options to purchase common stock of GEO Holdings representing up to 8% (287,150 options) of GEO Holdings’ common stock on a fully-diluted basis immediately following the consummation of the Merger to executives or other key employees or directors of GEO Holdings and its subsidiaries. Both “nonqualified” stock options and “incentive” stock options may be granted under the GEO Holdings Option Plan with terms to be determined by the board of directors (or a committee thereof). The options to purchase GEO Holdings common stock received by certain executives in exchange for options to purchase GSE common stock on the closing date of the Merger pursuant to executive securities agreements (see “Certain Relationships and Related Transactions—Executive Securities Agreements” in Item 13 of Part III), which represented approximately 10% (333,600 options) of GEO Holdings’ common stock on a fully-diluted basis immediately following the completion of the Merger, were issued under the GEO Holdings Option Plan in addition to the options that GEO Holdings may grant from time to time as described above in this paragraph.

Director Compensation

We pay our independent Board members, Mr. Goodrich and Mr. Evans, the following fees related to their service on the Board:

•	$20,000 annual retainer
•	$5,000 annual committee member retainer
•	$5,000 annual Committee Chairman retainer
•	$1,000 fee for each meeting attended

In addition, these board members are eligible to participate in the GEO Holdings Corp. 2004 Stock Option Plan but no awards have been made under such plan. They also have the opportunity to purchase up to $100,000 of GEO Holdings stock from CHS at a purchase price of $18.50 per share, which was the price paid by CHS for the stock in connection with the Merger.

We reimburse all our directors for reasonable expenses incurred in connection with attendance at Board and committee meetings.

Compensation Committee Interlocks and Insider Participation

    Decisions on Executive compensation in fiscal year 2005 were made by the compensation committee upon the recommendation of the Company’s management. During fiscal year 2005, the Compensation Committee consisted of Michael G. Evans (Chairman of the Compensation Committee and an Independent Director), Daniel J. Hennessy, and Marcus J. George. No member of the compensation committee was an officer or employee of our Company or had any relationship with our Company that is required to be disclosed as a Compensation Committee Interlock as described in Item 402(j)(3) of Regulation S-K promulgated by the U.S. Securities Exchange Commission.

    Mr. Hennessey is a partner and founder of CHS, Mr. George is a Director of CHS. CHS had a 99.5% beneficial ownership interest in the Company and has the right to designate the majority of the members of our board of directors.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management.

    GSE is a wholly owned subsidiary of GEO Holdings. GEO Holdings was capitalized upon the completion of the Merger with approximately $60,600,000 of equity capital in the form of common stock. The following table sets forth certain information with respect to the beneficial ownership of the common stock of GEO Holdings as of March 8, 2006 by (1) each person whom we know to own beneficially more than five percent of the outstanding shares of common stock of GEO Holdings, (2) each of the directors and named executive officers of GSE and (3) all of the directors and executive officers of GSE as a group. Unless otherwise stated, each of the persons in the table has sole voting and investment power with respect to the securities beneficially owned. We have calculated beneficial ownership in accordance with the applicable rules and regulations under the Securities Exchange Act of 1934. Percentage ownership is based on 2,985,359.757 shares of common stock outstanding as of March 8, 2006.

Beneficially Owned
Name of Beneficial Owner	Number of Shares	Percentage of Class

Five Percent or More Holders:
Code Hennessy & Simmons LLC	2,970,386.784	99.5%
Directors and Executive Officers:
Samir T. Badawi	184,000(2)	5.8%
Ernest C. English, Jr.	45,000(2)	*
Gerald E. Hersh	47,600(2)	*
Kelvin R. Collard	—	—
James T. Steinke	36,000(2)	*
Paul Firrell	19,800(2)	*
Daniel J. Hennessy(3)	—	—
Michael G. Evans	—	—
Marcus J. George(3)	—	—
Richard E. Goodrich	—	—
Brian P. Simmons(3)	—	—
All directors and executive officers as a group (11 persons)(4)	332,400	10.0%

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

(2)	Represents an exercisable option to acquire shares of common stock of GEO Holdings.

(3)
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

(4)	Includes 332,400 shares issuable upon exercise of currently exercisable options.

ITEM 13. Certain Relationships and Related Transactions.

Executive Securities Agreements

    In connection with the Merger, each executive that exchanged GSE options for a GEO Holdings option entered into an executive securities agreement pursuant to which such executive exchanged 40% of his options to purchase GSE’s common stock (the “Old Options”) for an option to purchase the common stock of GEO Holdings (the “New Option”). Each executive’s Old Options were exchanged for a New Option such that the spread of the Old Options equals the spread of the New Option. Additional terms of the executive securities agreements include:

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

Stockholders Agreement

    In connection with the Merger, GEO Holdings, CHS IV, certain co-investors and the executives exchanging GSE options for a GEO Holdings option entered into a stockholders agreement with respect to their GEO Holdings’ securities. The terms of the stockholders agreement include:

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

Management Agreement with CHS Management IV LP

    In connection with the Merger, the Company entered into a management agreement with GEO Holdings and CHS Management IV LP (a limited partnership (1) of which CHS is the general partner and (2) which is the general partner of CHS IV), or CHS Management. Pursuant to the management agreement, CHS Management provides certain financial and management consulting services to GEO Holdings and to us. In consideration of those services the Company pays fees to CHS Management in an aggregate annual amount of $2.0 million, payable in equal monthly installments. The Company also agreed to reimburse CHS Management for its reasonable travel and other out-of-pocket expenses. The Company also provides customary indemnification to CHS Management. In connection with the structuring and implementation of the Merger and related financing transactions, GEO Holdings paid CHS Management fees in the aggregate amount of $5.0 million at the completion of the Merger. Under the Management Agreement, GEO Holdings will pay CHS Management a fee equal to 5% of any additional proceeds of GEO Holdings’ capital stock purchased from time to time by CHS Management or its affiliates. The management fee is subordinated to the prior payment in full of principal, interest and premium due and owing under our senior credit facility and the indenture governing the senior notes, but we may pay the management fee at all times except during certain events of default under our senior credit facility or under the indenture governing the senior notes. In the event any portion of the management fee is not so paid, such amount will accrue and become due and payable in the next month when payment is permitted.

ITEM 14. Principal Accounting Fees and Services.

    Audit Fees. Fees were $382,900 for fiscal 2005 and $299,100 for fiscal 2004 for the services of Ernst & Young LLP, our independent auditors for the last two fiscal years, in connection with its independent audit of our annual financial statements, review of the financial statements contained in our quarterly reports on Form 10-Q and assistance regarding other SEC filings. All of the audit services provided to us by Ernst & Young LLP during fiscal 2005 and fiscal 2004 were pre-approved by our audit committee.

    Audit-Related Fees. Fees were $510,200 for fiscal 2005 and $274,200 for fiscal 2004 for other services of Ernst & Young LLP that were reasonably related to its audit and review of our financial statements, including reviews of internal control design and operation and assistance in evaluating the requirements of the Sarbanes-Oxley Act of 2002, limited scope audit of our U.S. benefit plans, and assistance with due diligence. All of the audit-related services provided to us by Ernst & Young LLP during fiscal 2005 and fiscal 2004 were pre-approved by our audit committee.

    Tax Fees. Fees were $4,100 during fiscal 2005 and $46,100 during fiscal 2004 for the professional services of Ernst & Young LLP related to federal and state tax compliance, tax advice and tax planning. All of these services are permitted non-audit services. All of the tax-related services provided to us by Ernst & Young LLP for fiscal 2005 and 2004 that required pre-approval were pre-approved by our audit committee.

    All Other Fees. Except as described above, we did not pay Ernst & Young LLP any other fees during fiscal 2005 and fiscal 2004.

    The Company’s audit committee has a policy to pre-approve all audit and legally permitted non-audit services, including tax services, provided by the Independent Registered Public Accounting Firm. The audit committee procedures implementing this policy require the audit firm to submit a written pre-approval request for each of its particular services. The audit committee chairman must give his written pre-approval of the particular service before the audit firm commences any related work. The audit committee chairman reports his decisions on the independent auditors’ request for pre-approval of services to the full audit committee at each audit committee meeting. The Company’s audit committee does not recognize any de minimus exceptions to its audit and non-audit services pre-approval requirements. All 2005 and 2004 services required to be pre-approved have been pre-approved as described above.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as a part of this report:

(1) The financial statements listed in the “Index to Financial Statements.”

(2) The following financial statement schedules:

 Schedule II — Valuation and Qualifying Accounts (in thousands)

Allowance for doubtful accounts:
Description	Balance at Beginning of Year	Charged to Expense	Acquired	Write - Offs*	Balance at End of Year

December 31, 2003 Allowance for doubtful accounts	$7,744	$60	$1,141	$4,489	$4,456

May 17, 2004 Allowance for doubtful accounts	$4,456	$1,405	$—	$—	$5,861

December 31, 2004 Allowance for doubtful accounts	$5,861	$154	$—	$150	$5,865

December 31, 2005 Allowance for doubtful accounts	$5,865	$889	$—	$1,532	$5,222
_________________
* Year 2003 write-offs include $3,661 of fully reserved receivables acquired with the Serrot acquisition in 2002.

Inventory obsolescence and slow moving allowance:
Description	Balance at Beginning of Year	Charged to Expense	Acquired	Write - Offs**	Balance at End of Year

December 31, 2003 Obsolescence and slow moving allowance	$3,133	$268	$—	$824	$2,577

May 17, 2004 Obsolescence and slow moving allowance	$2,577	$37	$—	$188	$2,426

December 31, 2004 Obsolescence and slow moving allowance	$2,426	$620	$—	$244	$2,802

December 31, 2005 Obsolescence and slow moving allowance	$2,802	$246	$—	$38	$3,010

**Write offs includes the impacts of foreign exchange fluctuations

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

2.2**	GSE Lining Technology Chile, S.A. Purchase Agreement dated December 28, 2005 (2)

3.1	Amended and Restated Certificate of Incorporation of Gundle/SLT.(1)

3.2	Certificate of Incorporation of GSE Lining Technology, Inc. (“GSE Lining”).(1)
3.3	Certificate of Incorporation of GSE International, Inc. (“GSE International”).(1)
3.4	Agreement of General Partnership of GSE Clay Lining Technology Co. (“GSE Clay”), as amended.(1)
3.5	Amended and Restated Bylaws of Gundle/SLT.(1)

Exhibit Number	Description
3.6	Bylaws of GSE Lining.(1)
3.7	Bylaws of GSE International.(1)
4.1	Indenture, dated as of May 18, 2004, between GEO Sub and U.S. Bank National Association (“US Bank”).(1)
4.2	Supplemental Indenture, dated as of May 18, 2004, by and among Gundle/SLT, GSE Lining, GSE International, GSE Clay and U.S. Bank.(1)
4.3	Intentionally omitted.
4.4	Intentionally omitted.
4.5	Form of Rule 144A Global Note and Subsidiary Guarantee.(1)
4.6	Form of Regulation S Global Note and Subsidiary Guarantee.(1)
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

10.2	Management Agreement, dated as of May 18, 2004, by and among CHS Management IV LP, GEO and Gundle/SLT.(1)
10.3	Employment Agreement, dated as of May 18, 2004, between Gundle/SLT and Samir T. Badawi.*(1)
10.4	Intentionally Omitted
10.5	Intentionally Omitted
10.6	Employment Agreement, dated as of May 18, 2004, between Gundle/SLT and James T. Steinke.*(1)
10.7	Employment Agreement, dated as of May 18, 2004, between Gundle/SLT and Gerald E. Hersh.*(1)
10.8	Employment Agreement, dated as of May 18, 2004, between Gundle/SLT and Ernest C. English.*(1)
10.9	Employment Agreement, dated as of May 18, 2004, between Gundle/SLT and Paul A. Firrell.*(1)
10.10	Letter Agreement Regarding Terms of Employment, dated January 20, 2005, between Gundle/SLT Environmental, Inc. and Kelvin R. Collard.*
10.11**	2006 Director and Executive Compensation

10.12**	Executive Securities Agreement for Samir T. Badawi

Exhibit Number	Description
10.13**	Executive Securities Agreement for James Steinke

10.14**	Executive Securities Agreement for Gerald Hersh

10.15**	Executive Securities Agreement for Ernest C. English

10.16**	Executive Securities Agreement for Paul Anthony Firrell

10.17**	Executive Securities Agreement for Dr. Mohamed Abd El Aziz Siad Ayoub

10.18**	Stockholders Agreement
12.1**	Computation of Ratio of Earnings to Fixed Charges
21.1	Subsidiaries of the Registrant.
31.1	Certification Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
__________________
* Management contract or compensatory plan or arrangement.
**Filed herewith
(1) Incorporated by reference to the same numbered exhibit to Gundle/SLT’s Registration Statement on Form S-4 (Registration No. 333-118278).

(2) Schedules for this Exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A supplementary copy of the omitted schedules will be furnished to the Securities and Exchange Commission upon request.

(c)	Additional financial statements (see Item 15(a) above).

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 8 day of March, 2006.

GUNDLE/SLT ENVIRONMENTAL, INC.

By: /s/ SAMIR T. BADAWI

Samir T. Badawi President and Chief Executive Office

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the 8 day of March, 2006.

Signature	Title

/s/ SAMIR T. BADAWI	President, Chief Executive Officer and Director (Principal Executive Officer)
Samir T. Badawi

/s/ KELVIN R. COLLARD	Vice President, Chief Financial Officer and Assistant Secretary (Principal Financial Officer and Principal Accounting Officer)
Kelvin R. Collard

/s/ MICHAEL G. EVANS	Director
Michael G. Evans

/s/ MARCUS J. GEORGE	Director
Marcus J. George

/s/ RICHARD E. GOODRICH	Director
Richard E. Goodrich

/s/ DANIEL J. HENNESSY	Director
Daniel J. Hennessy

/s/ BRIAN P. SIMMONS	Director
Brian P. Simmons

INDEX TO FINANCIAL STATEMENTS

Page
Consolidate Annual Financial Statements:
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2005 and 2004	F-3

Consolidated Statements of Income (Loss) for the Year Ended December 31, 2005 (Successor), May 18, 2004 to December 31, 2004 (Successor), January 1, 2004 to May 17, 2004 (Predecessor) and Year Ended December 31, 2003 (Predecessor)
F-4

Consolidated Statements of Stockholder’s Equity for the Year Ended December 31, 2005 (Successor), May 18, 2004 to December 31, 2004 (Successor), January 1, 2004 to May 17, 2004 (Predecessor) and Year Ended December 31, 2003 (Predecessor)
F-5

Consolidated Statements of Cash Flows for the Year Ended December 31, 2005 (Successor), May 18, 2004 to December 31, 2004 (Successor), January 1, 2004 to May 17, 2004 (Predecessor) and Year Ended December 31, 2003 (Predecessor)….
F-6

Notes to Consolidated Financial Statements for the Year Ended December 31, 2005 (Successor), May 18, 2004 to December 31, 2004 (Successor), January 1, 2004 to May 17, 2004 (Predecessor) and Year Ended December 31, 2003 (Predecessor)
F-7
Supplementary Data	F-31

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholder
Gundle/SLT Environmental, Inc.

    We have audited the accompanying consolidated balance sheets of Gundle/SLT Environmental, Inc. (the Company) as of December 31, 2005 and 2004 and the related consolidated statements of income (loss), changes in stockholder’s equity and cash flows for the year ended December 31, 2005 and for the period from May 18, 2004 to December 31, 2004 (Successor Company operations), and the period from January 1, 2004 through May 17, 2004, and the year ended December 31, 2003 (Predecessor Company operations). Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

    In our opinion, the Successor company financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2005 and 2004 and the consolidated results of its operations and its cash flows for the year ended December 31, 2005 and for the period from May 18, 2004 to December 31, 2004, in conformity with U.S. generally accepted accounting principles. Further, in our opinion, the Predecessor Company financial statements referred to above present fairly, in all material respects, the consolidated results of its operations and its cash flows for the period from January 1, 2004 through May 17, 2004, and for the year ended December 31, 2003, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Houston, Texas

March 3, 2006

GUNDLE/SLT ENVIRONMENTAL, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands except share amounts)

ASSETS

	December 31,
	2005	2004
Current assets:
Cash and cash equivalents	$21,094	$23,716
Accounts receivable:
Trade, net	58,156	47,797
Other	4,002	2,026
Contracts in progress	2,244	1,885
Inventory, net	36,603	35,737
Deferred income taxes	3,305	3,512
Prepaid expenses and other	1,607	1,305
Total current assets	127,011	115,978
Property, plant and equipment, net	91,283	96,587
Excess of purchase price over fair value of net assets acquired, net	63,616	57,103
Customer lists and other intangible assets, net	21,744	22,930
Deferred income taxes	1,036	3,632
Other assets	11,711	13,321
	$316,401	$309,551
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$48,102	$39,908
Income taxes payable	1,867	728
Advance billings on contracts in progress	1,431	1,472
Short-term debt	2,363	—
Current portion of long-term debt	4,272	275
Deferred income taxes	648	3
Total current liabilities	58,683	42,386
Other liabilities	4,151	1,262
Deferred income taxes	15,088	20,858
Long-term debt	165,650	168,329
Minority interest	3,198	2,702
Stockholder’s equity:

Common stock, $.01 par value, 1,000 shares authorized, 100 shares issued	—	—
Additional paid-in capital	60,629	60,629
Retained earnings	8,998	8,304
Accumulated other comprehensive income	4	5,081
Total stockholder’s equity	69,631	74,014
	$316,401	$309,551

The accompanying notes are an integral part of these consolidated financial statements.

GUNDLE/SLT ENVIRONMENTAL, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in thousands, except per share amounts)

	Successor		Predecessor

	Year Ended December 31,	2004		Year Ended December 31,
	2005	May 18 to Dec. 31	Jan. 1 to May 17	2003

Sales and operating revenue	$317,618	$217,513	$70,393	$274,618
Cost of products and services	261,267	172,696	60,107	215,459
Gross profit	56,351	44,817	10,286	59,159
Selling, general and administrative expenses	29,573	18,382	12,388	27,298
Amortization of intangibles	4,727	2,984	42	106
Expenses related to the CHS Merger	—	—	5,863	1,547
Merger/Acquisition activity expenses	1,018	—	—	—
Operating income (loss)	21,033	23,451	(8,007)	30,208
Other expenses:
Interest expense	19,386	12,720	1,639	2,573
Interest income	(937)	(302)	(188)	(509)
Foreign exchange (gain) loss	37	37	131	(212)
Other (income) expense, net	(379)	(284)	(272)	(3,296)
Minority interest	497	302	(31)	133
Income (loss) before income taxes	2,429	10,978	(9,286)	31,519
Provision (benefit) for income taxes	1,735	2,674	(2,978)	10,748

Net income (loss)	$694	$8,304	$(6,308)	$20,771

Basic earnings (loss) per common share	*	*	$(.54)	$1.81

Diluted earnings (loss) per common share	*	*	$(.54)	$1.72
    __________________
    * The Successor Company has no outstanding publicly held common shares and therefore will not report earnings per share data.

    The accompanying notes are an integral part of these consolidated financial statements.

GUNDLE/SLT ENVIRONMENTAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
(in thousands, except for share amounts)

	Common Stock		Additonal Paid in	Retained	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Income	Shares	Amount	Total
Predecessor Company

Balance at December 31, 2002	18,437,156	$184	$70,763	$99,149	$(487)	7,066,261	$(37,178)	$132,431
Net income	—	—	—	20,771	—	—	—	20,771
Cumulative translation adjustment	—	—	—	—	2,357	—	—	2,357
Comprehensive income	—	—	—	—	—	—	—	23,128
Exercise of stock options	178,250	2	1,030	—	—	—	—	1,032
Purchases under the Employee Stock Purchase Plan	4,262	—	23	—	—	—	—	23
Income tax benefit from exercise of stock options	—	—	940	—	—	—	—	940
Treasury stock purchases	—	—	—	—	—	23,000	(397)	(397)

Balance at December 31, 2003	18,619,668	186	72,756	119,920	1,870	7,089,261	(37,575)	157,157
Net loss				(6,308)				(6,308)
Cumulative translation adjustment	—	—	—	—	(1,189)	—	—	(1,189)
Comprehensive income (loss)	—	—	—	—	—	—	—	(7,497)
Exercise of stock options	14,000	1	76	—	—	—	—	77
Purchases under the Employee Stock Purchase Plan	2,031	—	24	—	—	—	—	24
Income tax benefit from exercise of stock options	—	—	4,973	—	—	—	—	4,973
Compensation from extension of vesting of stock options	—	—	1,490	—	—	—	—	1,490
Cancellation of common stock	(18,635,699)	(187)	(79,319)	—	—	(7,089,261)	37,575	(41,931)
Cancellation upon CHS Merger	—	—	—	(113,612)	(681)	—	—	(114,293)

Balance at May 17, 2004	—	—	—	—	—	—	—	—
Successor Company
Stock issued on May 18, 2004	100	—	55,229	—	—	—	—	55,229
Fair value of stock options contributed by management	—	—	5,400	—	—	—	—	5,400
Net income	—	—	—	8,304	—	—	—	8,304
Cumulative translation adjustment	—	—	—	—	5,081	—	—	5,081
Comprehensive income	—	—	—	—	—	—	—	13,385

Balance at December 31, 2004	100	—	60,629	8,304	5,081	—	—	74,014
Net income	—	—	—	694	—	—	—	694
Cumulative translation adjustment	—	—	—	—	(5,077)	—	—	(5,077)
Comprehensive income(loss)	—	—	—	—	—	—	—	(4,383)

Balance at December 31, 2005	100	—	$60,629	$8,998	$4	—	—	$69,631

The accompanying notes are an integral part of these consolidated financial statements.

GUNDLE/SLT ENVIRONMENTAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Successor		Predecessor
	Year Ended December 31,	2004		Year Ended December 31,
	2005	May 18 to Dec. 31	Jan. 1 to May 17	2003
Cash flows from operation activites:
Net income (loss)	$694	$8,304	$(6,308)	$20,771
Adjustments to reconcile net income (loss) to cash provided By operating activities:
Depreciation	10,598	6,372	2,998	8,503
Amortization of debt issuance costs	1,987	1,159	736	679
Amortization of intangible assets	4,727	2,984	42	106
Amortization of premium on senior notes	(64)	—	—	—
Minority interest	497	302	(31)	133
Deferred income taxes	(2,603)	839	(2,978)	1,958
(Gain) on sale of assets	(208)	(243)	(190)	(3,431)
Stock option compensation	—	—	1,490	—
Equity in affiliates and other	—	—	—	(934)
Increase (decrease) in cash due to changes in assets and liabilities, net of acquisition:
Accounts receivable, net	(14,696)	(1,179)	450	14,148
Costs and estimated earnings in excess of billings on contracts in progress	(575)	2,442	(3,480)	1,476
Inventory	4,741	5,861	(7,020)	(2,847)
Prepaid expenses and other, net	629	(763)	—	1,140
Accounts payable and accrued liabilities	1,361	(6,552)	3,546	(4,116)
Advance billings on contracts in progress	101	(494)	(935)	(2,592)
Income taxes payable	1,597	1,618	(3,346)	(93)
Cash restricted for supersedeas bond	—	18,056	—	(18,056)
Net cash provided by (used for) operating activities	8,786	38,706	(15,026)	16,845
Cash flows from investing activities:
Additions to property, plant and equipment	(3,900)	(3,486)	(3,050)	(6,824)
Proceeds from the sale of assets	2,158	605	260	4,006
Acquisition of business, net of cash acquired	(11,188)	(221,616)	—	(3,792)
Net cash used for investing activities	(12,930)	(224,497)	(2,790)	(6,610)
Cash flows from financing activites:
Proceeds of lines of credit	7,363	—	—	—
Repayments of lines of credit	(5,000)
Payment of financing fees	—	(14,071)	—	—
Repayments of long-term debt	(291)	(7,148)	(16,723)	(4,941)
Proceeds of long-term debt	—	175,000	806	—
Proceeds from stock issuance	—	55,229	—	—
Proceeds from the exercise of stock options and purchases under the employee stock purchase plan	—	—	100	645
Repurchase of common stock	—	—	—	(397)
Net cash provided by (used for) financing activities	2,072	209,010	(15,817)	(4,693)
Effect of exchange rate changes on cash	(550)	497	—	93
Net increase (decrease) in cash and cash equivalents	(2,622)	23,716	(33,633)	5,635
Cash and cash equivalents at beginning of period	23,716	—	47,899	42,264
Cash and cash equivalents at end of period	$21,094	$23,716	$14,266	$47,899

Supplemental cash flow disclosure:
Cash paid for interest	$18,059	$9,446	$212	$1,901
Cash paid for income taxes	$2,093	$3,286	$1,552	$5,369
Fair value of management stock options exchanged	$—	$5,400	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

GUNDLE/SLT ENVIRONMENTAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Nature of business—

Organization —

    Gundle/SLT Environmental, Inc. (the “Company”), a Delaware corporation, was incorporated in August 1986, and through its wholly owned subsidiaries is primarily engaged in the manufacture, sale and installation of polyethylene lining systems. The Company is a wholly owned subsidiary of GEO Holdings Corp. (see Note 10).

    We are a leading global manufacturer, marketer and installer of a broad array of geosynthetic lining products. Geosynthetic products are used in containment systems for environmental protection and for the confinement of solids, liquids and gases in the waste management, liquid containment and mining industries. We offer a full range of high quality products, including geomembranes, drainage products, geosynthetic clay liners, nonwoven geotextiles and other products. We also offer installation services, focused on large projects for key customers in the United States, the United Kingdom and Germany through an internal installation staff. We believe that our market share, broad product offering, installation capabilities, strong customer relationships, diverse end markets and global presence provide us with key competitive advantages in the geosynthetic products industry. We manufacture our products at facilities located in the United States, Canada, the United Kingdom, Germany, Thailand, Chile and Egypt.

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

Property, plant and equipment —

    Costs of additions and major improvements are capitalized, whereas maintenance and repairs which do not improve or extend the life of the asset are charged to expense as incurred. When items are retired or otherwise disposed of, income is charged or credited for the difference between net book value and net proceeds realized thereon. Interest costs incurred in construction of assets are capitalized and depreciated over the useful life of the asset. Depreciation is computed using the straight-line method, based on the estimated useful lives of the assets. Total repairs and maintenance during 2005 was $3,558,000. Total repairs and maintenance during 2004 were $2,287,000 for the Successor Company and $1,758,000 for the Predecessor Company. Total repairs and maintenance expense during 2003 was $4,345,000.

    The Company makes judgments and estimates in conjunction with property, plant and equipment, including amounts to be capitalized, depreciation methods and useful lives. Additionally, carrying values of property, plant and equipment are reviewed for impairment and whenever events or changes in circumstances indicate that carrying value may be impaired. The carrying values are compared to the undiscounted anticipated future cash flows related to those assets. If the carrying value of a long-lived asset exceeds the future undiscounted cash flow, an impairment charge is recorded in the period in which such review is performed and it is determined that the carrying value exceeds fair value. This requires the Company to make long-term forecasts of its future revenues and costs related to the assets subject to review. Forecasts require assumptions about demand for the Company’s products and future market conditions. Future events and unanticipated changes to assumptions could require a provision for impairment in a future period.

Excess of purchase price over fair value of net assets acquired —

    The Company uses the purchase method of accounting for business combinations which requires the Company to make use of estimates and judgments to allocate the purchase price paid for acquisitions to the fair value of the net tangible and identifiable intangible assets. The Company performs a goodwill impairment test annually as of October 1. Goodwill could be tested more frequently if changes in circumstances or the occurrence of events indicate that a potential impairment exists. The impairment test requires the Company to compare the fair value of business reporting units to carrying value including assigned goodwill. The Company uses the present value of future cash flows to determine fair value and validates the results against the cost and market approaches. Future cash flows are typically based upon a ten-year future period for the business and an estimated residual value. Management judgment is required in the estimation of future operating results and to determine the appropriate residual values. Future operating results and residual values could reasonably differ from the estimates and could require a provision for impairment in a future period. To date there have been no impairments.

Customer lists and other intangible assets —

    The amounts assigned to customer lists (determined generally based upon appraised value) and other intangible assets are amortized to expense over their estimated useful lives and are reviewed for potential impairment whenever events or changes in circumstances indicate that carrying value may be impaired. The estimated useful lives are based on an evaluation of the circumstances surrounding each asset, including an evaluation of events that may have occurred that would cause the useful life to be decreased. In the event the useful life would be considered to be shortened, or if the asset’s future value were deemed to be impaired, an appropriate amount of the value would be amortized to expense. Future operating results and residual values could therefore reasonably differ from the estimates and could require a provision for impairment in a future period. To date there have been no impairments.

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

Warranty costs —

    The Company’s products are sold and installed with specified limited warranties as to material quality and workmanship and may extend up to 20 years. Provision for warranty costs are made based on the Company’s claims experience. The reserve for these costs, along with other risk based reserves, is included in the self-insurance reserve (see Note 8).

Income taxes —

    Deferred income taxes are based on the difference between the financial reporting and tax basis of assets and liabilities. The deferred income tax provision represents the change during the reporting period in the deferred tax assets and deferred tax liabilities, net of the effect of acquisitions and dispositions. Deferred tax assets include tax loss and credit carryforwards and are reduced by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Significant judgment is required in assessing the timing and amounts of deductible and taxable items. We establish reserves when, despite our belief that our tax return positions are fully supportable, we believe that certain positions may be challenged and potentially disallowed. When facts and circumstances change, we adjust these reserves through our provision for income taxes.

Foreign currency translation —

    Results of operations for foreign subsidiaries with functional currencies other than the U.S. dollar are translated using average exchange rates during the year. Assets and liabilities of these foreign subsidiaries are translated using the exchange rates in effect at the balance sheet date and the resulting translation adjustments are recognized as a separate component of Stockholder’s equity. These translation adjustments are the only component of accumulated other comprehensive income. Gains and losses arising from foreign currency transactions are recognized in income as incurred.

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

Reclassifications —

    The accompanying consolidated financial statements for 2004 contain certain reclassifications to conform to the presentation used in 2005.

Accounting Changes —

    In December 2004, FASB issued Statement No. 123(R), revised 2004, “Share-Based Payment”, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes, No. 25 “Accounting for Stock Issued to Employees”, and amends FASB Statement No. 95, “Statement of Cash Flows”. FAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, and pro forma disclosure is no longer an alternative to financial statement recognition. The provisions of SFAS No. 123(R) provide for an effective date of July 1, 2005 for calendar-year public companies. However, in April 2005, the Securities and Exchange Commission adopted a rule that amends the compliance dates for SFAS No. 123(R), making it effective at the beginning of the first fiscal year that begins after June 15, 2005. Based upon the guidelines established by the SEC’s rule, we plan to adopt SFAS No. 123 (R) on January 1, 2006. As the Company has no outstanding unvested equity awards, the adoption is not expected to have a material effect on the Company’s results of operations, financial position or cash flow.
.

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

    Had compensation expense been determined consistent with SFAS 123, the Predecessor Company’s net income (loss) and income per share would have been decreased to the following pro forma amounts (in thousands except per share amounts):

	January 1 to	Year Ended December 31,
	May 17, 2004	2003
Net income(loss) applicable to common stockholders As reported	$(6,308)	$20,771
Deduct stock-based employee compensation expense under fair value based method for all awards, net of tax	(246)	(759)
Add stock-based employee compensation included in reported net income, net of tax	924	—
Pro forma net income (loss) applicable to common stockholders	$(5,630)	$20,012
Basic earnings (loss) per share
As reported	$(.54)	$1.81
Pro forma	$(.49)	$1.74
Diluted earnings (loss) per share
As reported	$(.54)	$1.72
Pro forma	$(.49)	$1.66

    The fair value of each option grant under the Company plans for the year ended December 31, 2003, was estimated using the Black-Scholes options pricing model using the following weighted-average assumptions. Since January 1, 2004, with the exception of the GEO Holdings Corp options as discussed in Note 13, no options have been granted:

Year Ended December 31, 2003
Dividend yield	0.00%
Expected price volatility	40.00%
Risk-free interest rate	3.10%
Expected life of options (in years)	5
Weighted-average fair value of options granted	$5.73

(3) Trade receivables—

    Trade receivables consisted of the following at December 31:

	2005	2004
	(in thousands)
Direct sales	$46,058	$32,528
Contracts:
Completed	14,000	17,580
In progress	2,801	3,080
Retainage	519	474
	$63,378	$53,662
Allowance for doubtful accounts	(5,222)	(5,865)
	$58,156	$47,797

(4) Accounting for installation contracts —

    The following summarizes installation contracts in progress at December 31:

	2005	2004
	(in thousands)
Costs incurred on contracts in progress	$23,631	$28,750
Estimated earnings, net of losses	6,372	5,862
	30,003	34,612
Less — billings to date	29,190	34,199
	$813	$413
Included in the accompanying balance sheet under the following captions:
Contracts in progress	2,244	$1,885
Advance billings on contracts in progress	(1,431)	(1,472)
	$813	$413

(5) Inventory—

    Inventory consisted of the following at December 31:

	2005	2004
	(in thousands)
Raw materials	$17,644	$9,462
Finished goods	18,622	25,677
Supplies	3,347	3,400
Obsolescence and slow moving allowance	(3,010)	(2,802)
	$36,603	$35,737

(6) Property, plant and equipment —

    Property, plant and equipment consisted of the following at December 31:

	Useful	2005	2004
	lives years	(in thousands)
Land		$5,770	$4,996
Buildings and improvements	7-30	23,480	25,460
Machinery and equipment	3-10	87,546	82,952
Furniture and fixtures	3-5	1,753	1,386
		118,549	114,794
Less — accumulated depreciation		(27,266)	(18,207)
		$91,283	$96,587

(7) Customer lists and other intangible assets —

    Customer lists and other intangible assets consisted of the following at December 31:

	Useful	2005	2004
	lives years	(in thousands)
Customer lists	5-10	$25,232	$23,577
Software	3	1,500	1,500
Non-compete agreements	5-10	2,469	1,062
Other	1	273	—
		29,474	26,139
Accumulated amortization		(7,730)	(3,209)
		$21,744	$22,930

Amortization expense over the next five years is expected to be as follows (in thousands):

Year Ended December 31,	Customer Lists	Software	Non-compete Agreements	Other	Total
2006	$4,369	$500	$387	$273	$5,423
2007	3,179	208	387	—	3,668
2008	2,774	—	387	—	3,055
2009	2,337	—	387	—	2,618
2010	1,989	—	387	—	2,270
	$14,648	$708	$1,935	$273	$17,034

No residual value is assumed to exist for any of the Company’s amortizing intangible assets.

(8) Accounts payable and accrued liabilities—

    Accounts payable and accrued liabilities consisted of the following at December 31:

	2005	2004
	(in thousands)
Trade accounts payable	$22,956	$25,107
Accrued inventory purchases	6,696	-
Self-insurance reserves	3,201	4,120
Deferred revenue	2,032	—
Compensation and benefits	5,232	4,038
Accrued interest	2,112	2,114
Taxes, other than income	1,045	1,758
Other accrued liabilities	4,828	2,771
	$48,102	$39,908

(9) Long-term debt —

    Long-term debt consisted of the following at December 31:

	2005	2004
	(in thousands)
11% Senior Notes	$150,000	$150,000
Term Loan with quarterly installments of approximately $995,000 beginning in March 2006, bearing interest at a floating Rate	17,917	17,917
Term Loan - Egyptian bank secured by equipment, bears interest at 14% with quarterly installments of $67,000	436	687
Term Loan - seller note with annual installments of $900,000 beginning in January 2007, bearing interest at 5% for first two years and then a floating rate thereafter	4,500	—
	172,853	168,604
Less — current maturities	(4,272)	(275)
Fair value of interest rate swap and premium on senior notes	(2,931)	—
	$165,650	$168,329

Senior Notes —

    In connection with the Merger, the Company issued $150,000,000 of 11% senior notes due in 2012. These notes are registered under the Securities Act of 1933, as amended. The senior notes are guaranteed by all of the Company’s existing and future direct or indirect domestic subsidiaries other than Bentofix Technologies (USA), Inc., a dormant subsidiary of the Company’s 75.5%-owned Canadian subsidiary, Bentofix Technologies, Inc.

    The indenture governing the notes, among other things: (1) restricts the Company’s ability and the ability of its subsidiaries to incur additional indebtedness, issue shares of preferred stock, incur liens, pay dividends or make certain other restricted payments and enter into certain transactions with affiliates; (2) prohibits certain restrictions on the ability of certain of the Company’s subsidiaries to pay dividends or make certain payments to it; and (3) places restrictions on the Company’s ability and the ability of its subsidiaries to merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of assets. The indenture related to these notes and the senior credit facility also contains various covenants that limit the Company’s discretion in the operation of its businesses.

Senior Credit Facility —

    In connection with the Merger, the Company entered into a $65,000,000 senior secured credit facility with UBS Loan Finance LLC and certain other lenders. The senior credit facility provides a $25,000,000 term loan facility and a revolving credit facility of up to $40,000,000. The revolving credit facility includes a letter of credit sub-facility of $10,000,000 and a swing line sub-facility of $15,000,000. The term loan matures in May 2010 and the revolving credit facility matures in May 2009. The term loan facility amortizes on 24 consecutive equal quarterly installments. Borrowings bear interest, at the Company’s option, at either a base rate or LIBOR plus, in each case, an applicable interest margin. The applicable interest margin for the term loan is 2.00% per annum for base rate loans or 3.00% per annum for LIBOR loans. The applicable interest margin for revolving loans is 1.75% per annum for base rate loans or 2.75% per annum for LIBOR loans. The applicable interest margins for the revolving credit facility and the term loan is adjustable by the lenders based upon a grid to be determined following the delivery of the Company’s financial statements for the fiscal quarter ending at least six months after the closing of the Merger. The Company is also required to pay customary agency fees and expenses. The Company paid commitment fees of approximately $188,000 in 2005 and $69,000 in 2004.

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

    The senior credit facility is guaranteed by GEO Holdings and all of the Company’s existing and future direct or indirect domestic subsidiaries, but not the Company’s foreign subsidiaries or Bentofix Technologies (USA), Inc., a dormant subsidiary of its 75.5%-owned Canadian subsidiary, Bentofix Technologies, Inc., except to the extent guarantees by such subsidiaries would be prohibited by applicable tax law or could result in adverse tax consequences. The senior credit facility is secured by substantially all of the Company’s U.S. assets, and by its capital stock and the capital stock of substantially all of its domestic subsidiaries and 65% of the capital stock of substantially all of its first-tier foreign subsidiaries.

    The senior credit facility requires the Company to meet certain financial tests, including but not limited to, a minimum interest coverage ratio, a maximum leverage ratio, a minimum fixed charge coverage ratio and maximum capital expenditures. In addition, the senior credit facility contains restrictive covenants which limits, among other things, dispositions of assets, certain business changes, certain ownership changes, mergers, acquisitions, dividends, stock repurchase and redemptions, incurrence of indebtedness, issuance of preferred stock, investments, liens, transactions with affiliates, sale and leaseback transactions, and other matters customarily restricted in such agreements. The senior credit facility provides for customary events of default. At December 31, 2004, the Company had prepaid $5,000,000 on its $25,000,000 term loan, leaving a balance of approximately $17,900,000 outstanding. The Company made no prepayments in 2005. The Company had available $37,969,000 under its credit facility at December 31, 2005, net of $2,031,000 of issued letters of credit.

Foreign Debt —

    The Company has an EGP 5,000,000 (USD $872,000) term loan with an Egyptian bank, bearing interest at 14%, secured by equipment. The promissory note requires quarterly payments of EGP 417,000 (USD $73,000) plus interest on July 27, October 27, January 27, and April 27, maturing in April 2007, and has a balance outstanding at December 31, 2005 of EGP 2,500,000 (USD $436,000).

    At December 31, 2005, GSE had five local foreign credit facilities. It had credit facilities with two German banks in the amount of EUR 5,100,000 (USD $6,038,000). These revolving credit facilities are secured by a corporate guarantee and bear interest at various market rates. These credit facilities are used primarily to guarantee the performance of European installation contracts and temporary working capital requirements. At December 31, 2005, GSE had EUR 593,000 (USD $702,000) available under these credit facilities with EUR 2,511,000 (USD $2,973,000) of bank guarantees outstanding and EUR 1,996,000 (USD $2,363,000) of line of credit borrowing. The EUR 1,996,000 (USD $2,363,000) line of credit borrowing was paid subsequent to December 31, 2005.

    The Company has two credit facilities with Egyptian banks in the amount of EGP 7,500,000 (USD $1,307,000). These credit facilities bear interest at various market rates and are primarily for cash management purposes. The Company had Letters of Credit outstanding of EGP $2,914,000 ($508,000 USD). At December 31, 2005, the Company had EGP 4,586,000 (USD $799,000) available under these credit facilities.

    The Company has a credit facility with a Canadian bank in the amount of Canadian Dollar 500,000 (USD $430,000) that bears interest at market rate, secured by all assets. At December 31, 2005, the company had the full amount available under this line.

    In conjunction with the acquisition of SL Limitada, GSE entered into a five year installment obligation with the Seller of SL Limitada for $4.5 million, secured by a share pledge agreement for 30% of the equity of GSE Lining Technology Chile, S. A., an indirect wholly owned subsidiary of GSE. The installment obligation bears interest at 5% for the first two years, converting to a variable rate based on the London Interbank Offer Rates (LIBOR) for the remaining term. Payments are in five annual principal and interest amounts beginning on January 1, 2007.

Predecessor Company Notes —

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

    Summarized below are the maturities of long-term debt of the Company during the next five years and thereafter, excluding the fair value adjustment associated with the interest rate swap and the unamortized premium on the senior notes because they will not result in cash payments (in thousands).

Year Ending December 31,
2006	$4,272
2007	$5,026
2008	$4,881
2009	$4,881
2010	$2,893
2011	$900
Thereafter	$150,000

Derivative Financial Instruments —

    As of December 31, 2005, the Company has an interest rate swap outstanding with a notional amount of $75,000,000. The fair value of the outstanding swap was a liability of approximately $3,190,000 which is reflected in the Consolidated Balance Sheet in other liabilities, and the carrying amount of the related debt has been decreased by the same amount in accordance with the short-cut method provided by Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended. Due to a recently issued SFAS133 interpretation effective January 1, 2006, the Company is no longer able to apply the short cut method provided by SFAS133 in the accounting for its interest rate swap. The Company is currently assessing the impact of this recent development. See Footnote 20 Subsequent Event for more information.

    During the year ended December 31, 2005, the interest rate swap agreement reduced net interest expense by approximately $609,000.

    In connection with the Merger, the Company issued $150,000,000 of 11% senior notes due in 2012. Within the terms of the senior notes are two embedded derivatives that allow for optional early redemption of the senior notes. With expiration dates of May 15, 2007 and May 15, 2008, these embedded derivatives are not considered clearly and closely related to the debt agreement and therefore are required to be valued separately from the senior notes. The fair value of these options as of December 31, 2005 was $60,000 and is recorded in other assets. Changes in the fair value of these derivatives are recorded in other income/expense. For the year ended December 31, 2005, this expense was $264,000.

    At the date of the issuance of the senior notes, the fair value of the embedded derivates was determined to be $324,000. This amount was recorded in other assets with a corresponding credit to the carrying value of the senior notes. This premium is amortized as a yield adjustment to interest expense over the life of the debt. During the year ended December 31, 2005, amortization of this premium reduced interest expense by approximately $64,000.

No interest was capitalized in the financial statements for any Predecessor or Successor period presented.

(10) Business combinations and other acquisition activities—

Chile Acquisition 2005

    In December 2005, the Company completed an acquisition of the operating assets of SL Limitada, (SL), a privately owned company located in Santiago and Antofagasta, Chile. The acquisition was completed pursuant to an Asset Purchase Agreement, entered into December 30, 2005 for a total purchase price due to seller of $15.45 million, plus a separate agreement for the purchase of the raw material and finished goods inventory which GSE paid $2.1 million and $250,000 of closing costs and fees. The transaction was financed with cash and a $4.5 million seller note payable over a five year period.

    The following table summarizes the estimated fair values of the net assets and liabilities acquired (in thousands):
Current Assets	$5,771
Property and equipment	6,472
Customer lists and other intangibles	4,381
Goodwill	4,584
Total assets acquired	21,208
Current liabilities	3,412
Net assets acquired	$17,796
Cash paid in 2005	$11,188
Cash Paid in 2006	2,108
Seller financed note payable	4,500
Total Consideration	$17,796

    The initial purchase price allocation made by the Company is preliminary and subject to change for a period of one year following the acquisition, although management believes it is materially correct as of December 31, 2005.

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

    The aggregate purchase price of approximately $242,100,000 included $229,100,000 paid for all of the outstanding stock and stock options of the Company, $6,794,000 of closing costs and fees, $5,400,000 for the value of management stock options exchanged (see Note 13) and the assumption of $806,000 of debt. Company cash on hand of $5,087,000 was used to pay a portion of the closing costs. GEO Holdings had no operations prior to the acquisition of the Company.

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

The following table summarizes the estimated fair values of the assets and liabilities as of May 18, 2004, net primarily of Company cash used at the closing (in thousands):

Current Assets (including cash of $9,179)	$110,115
Property and equipment	97,740
Deferred taxes	9,477
Restricted cash	18,056
Customer lists and other intangibles	24,200
Other assets	2,609
Goodwill	59,032

Total assets acquired	321,229

Current liabilities	38,787
Reserve for patent litigation	9,500
Minority interest	2,399
Other liabilities	1,134
Deferred taxes	32,046

Total liabilities assumed	83,866

Net assets acquired	$237,363

Unaudited pro forma operating results of the Company assuming the Merger was completed on January 1, 2003 and 2004 is summarized as follows (in thousands):

	Year Ended December 31, 2004	Year Ended December 31, 2003
Sales and operating revenue	$287,905	$274,618
Net income (loss)	(5,824)	(1,845)

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

Other Acquisition Activity
    During 2005 the Company vigorously pursued two acquisition candidates in competition with other buyers, which proved unsuccessful. The Company performed extensive due diligence activities and was in negotiation with sellers over several months. Expenses totaling $1,018,000 were primarily from fees incurred for legal, accounting and professional services assisting with due diligence efforts and contract negotiations.

(11) Fair value of financial instruments—

    In January 2005, the Company entered into an interest rate swap agreement, which effectively converted $75,000,000 of its 11% fixed rate $150,000,000 senior notes issuance into variable rates based on six-month LIBOR rates. Under the swap agreement, payments are made based on a variable rate; currently 11.1725% through May 15, 2006, adjusting based on LIBOR rates every six months thereafter, and received on a fixed rate of 11%. Differentials to be received or paid under the agreement are recognized as an offset to interest expense, respectively.

    The term of the swap agreement is such that the swap is considered perfectly effective against changes in the fair value of the debt due to changes in the benchmark interest rates over swap terms. As a result, the shortcut method provided by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended is applied and there is no need to periodically reassess the effectiveness of the swap during its term. Interest expense on the debt is adjusted to include payments made or received under the swap agreements. The fair value of the swap will be carried as an asset or a liability on the Consolidated Balance Sheet and the carrying value of the hedged debt will be adjusted accordingly. The fair values of the Company’s interest rate swap will be the estimated amounts the Company would receive or pay to terminate the agreement as of the reporting dates. The fair value of the interest rate swap was ($3,190,000) at December 31, 2005, which is recorded in accounts payable and accrued liabilities. Due to a recently issued SFAS133 interpretation effective January 1, 2006, the Company is no longer able to apply the short cut method in the accounting for its interest rate swap. The Company is currently assessing the impact of this recent development. See Footnote 20 Subsequent Events for more information.

    The Company’s other financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables and debt instruments. The book values of cash and cash equivalents, trade receivables and trade payables and floating-rate debt instruments are considered to be representative of their respective fair values due to the nature of these instruments. The Company had $150,000,000 of fixed-rate debt instruments at December 31, 2005 and 2004 with fair values of approximately $144,000,000 and $150,075,000, respectively. The fair value of long-term debt was estimated based on quoted market prices for these or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The difference between the fair value and the carrying value represents the theoretical net discount or premium the Company would receive or have to pay to retire all debt at such date.

(12) Per share information —

    The following table sets forth the weighted average shares for the computation of the Predecessor’s basic and diluted earnings per share (in thousands):

	Period Ended	Year Ended
	May 17, 2004	2003
Weighted average common shares outstanding	11,542	11,497
Dilutive securities — stock options	—	601
Weighted average common shares outstanding assuming full dilution	11,542	12,098

    Stock options whose exercise price was greater than the average market price of the Company’s stock during the year are not included in the calculation of weighted average common shares outstanding assuming full dilution because the effect of including those shares would be anti-dilutive. The number of such options were not significant for any of the computations above.

(13) Stockholder’s equity—

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

    The Company’s board of directors adopted a qualified employee stock purchase plan on October 16, 1991, effective January 1, 1992. The plan as subsequently amended and restated authorizes the issuance of up to 100,000 shares of common stock for purchase by participating employees, as defined in the plan, at a 15% discount from the market price through December 1, 2006. As of December 31, 2003, 67,193 had been issued under this plan. During January 2004, the Company issued an additional 2,031 shares under this plan. After this issuance of shares, the employee stock purchase plan was terminated.

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

    All outstanding options were priced between $2.32 and $11.13 per share at December 31, 2003. The weighted average of the remaining contractual life for the outstanding options at December 31, 2003, was 3.76 years. The weighted average price of options outstanding during 2003 was $4.59.

    The Company applies APB Opinion 25 and related interpretations in accounting for its stock-based compensation plans. In 2004 compensation expense of $1,490,000 was recognized under the 1995 Employee Plan for the extension of certain options’ expiration dates. In 2003, no compensation expense was recognized for its 1996 Director Plan and unrestricted stock options from the 1995 Employee Plan.

    The estimated fair value of stock options granted in 2003 was $57,261. No options were granted in 2004.

    Paid-in capital of the Predecessor was increased $4,973,000 and $940,000 for tax benefits of exercised stock options in 2004 and 2003, respectively.

    All option plans, common stock, and preferred stock of the Predecessor Company were terminated on May 18, 2004, in connection with the CHS Merger.

GEO Holdings Corp. 2004 (Successor) Stock Option Plan

    The GEO Holdings Corp. (GEO Holdings) 2004 Stock Option Plan (the “GEO Holdings Option Plan”) became effective upon the consummation of the CHS Merger. Under the GEO Holdings Option Plan, the board of directors of GEO Holdings (or a committee thereof) may from time to time grant options to purchase common stock of GEO Holdings representing up to 628,750 (287,150 unissued as of December 31, 2005) shares of GEO Holdings’ common stock on a fully-diluted basis immediately following the consummation of the Merger to executives or other key employees or directors of GEO Holdings and its subsidiaries. Both “nonqualified” stock options and “incentive” stock options may be granted under the GEO Holdings Option Plan with terms to be determined by the board of directors (or a committee thereof). The 333,600 options to purchase GEO Holdings common stock received by certain of the Company’s executives in exchange for options to purchase GSE common stock on the closing date of the Merger pursuant to executive securities agreements, which represented approximately 10% of GEO Holdings’ common stock on a fully-diluted basis immediately following the completion of the Merger, were issued under the GEO Holdings Option Plan. The weighted average exercise price of the exchanged options is $3.67 per share. Other than the exchanged options, no grants have been made pursuant to this plan.

    These exchanged options are exercisable at any time and expire ten years from the date of grant, unless the holder is terminated for cause, as defined in the GEO Holdings Option Plan. In connection with a termination for cause, the Company or CHS IV has (1) the obligation to repurchase such options for the original cost, which is $18.50 less the original predecessor option’s exercise price (which averages $3.67), and (2) the right, but not the obligation, to purchase any outstanding common stock held as a result of exercising such options for the lesser of fair market value or original cost. Should the holder separate from the Company for any reason other than cause, the Company or CHS IV would have the right but not the obligation to purchase any of the outstanding exchanged options or common stock held as a result of exercising such options for the greater of fair market value or original cost.

    As required by FASB Interpretation No. 45, the fair value of the exchanged options of $5,400,000 has been included in the aggregate purchase price paid by GEO Holdings for the Successor Company (see Note 10). The fair value was determined utilizing the minimum value method prescribed in SFAS 123.

(14) Income taxes —

    Domestic and foreign income (loss) before income taxes were as follows ( in thousands):
	Successor			Predecessor
			2004
	Year Ended December 31,				Year Ended December 31,
	2005		May 18 to Dec. 31	Jan. 1 to May 17	2003
Domestic	$	$ (9,342)	$2,997	$(9,492)	$16,698
Foreign		11,771	7,981	206	14,821
Total	$	$ 2,429	$10,978	$(9,286)	$31,519

    The provision (benefit) for income taxes consisted of the following ( in thousands):

	Successor		Predecessor
		2004
	Year Ended December 31,			Year Ended December 31,
Current expense (benefit):	2005	May 18 to Dec. 31	Jan. 1 to May 17	2003
U.S.
Federal	$85		—	$5,166
State	—	$213	—	912
Total U.S.	85	213	—	6,078
Foreign	4,253	1,622	—	2,712
Total current	4,338	1,835	—	8,790
Deferred expense (benefit):
U.S.
Federal	(1,921)	(124)	$(1,748)	666
State	(434)	(94)	(157)	371
Total U.S.	(2,355)	(218)	(1,905)	1,037
Foreign	(248)	1,057	(1,073)	921
Total deferred	(2,603)	839	(2,978)	1,958
Total provision for income taxes	$1,735	$2,674	$(2,978)	$10,748

    A reconciliation between the provision for income taxes and income taxes computed by applying the statutory rate is as follows ( in thousands):

	Successor		Predecessor
		2004
	Year Ended December 31,			Year Ended December 31,
	2005	May 18 to Dec. 31	Jan. 1 to May 17	2003
Tax provision at statutory rate	$850	$3,842	$(3,250)	$11,078
Add (deduct)
Non deductible CHS transaction costs	—	—	1,479	—
Meals and entertainment disallowance	46	34	27	532
Foreign exchange loss on U.S. dollar amounts in foreign Operations	—	—	—	(868)
Valuation allowance - foreign tax credits	1,360	—	—	—
Taxable differential for foreign subsidiaries	(302)	(1)	(302)	(680)
State income taxes	(282)	60	(102)	835
Foreign tax credit benefit	—	(1,241)	—	—
Decrease in previously recorded taxes as a result of German tax audit	—	—	(668)	—
Other, net	63	(20)	(162)	(149)
	$1,735	$2,674	$(2,978)	$10,748

    The tax effects of temporary differences that gave rise to the deferred tax assets and liabilities were as follows at December 31:

	Year Ended December 31,
	Successor
	2005	2004
	(in thousands)
Deferred tax assets:
Accrued expenses	$3,358	$3,665
Foreign tax credit	2,730	2,673
Valuation Allowance	(2,638)	—
Net operating loss carryforward	10,486	8,548
AMT carryforward	891	806
	14,827	15,692
Deferred tax liabilities:
Excess book basis over tax basis PP&E and intangible assets	(25,321)	(29,153)
Other	(901)	(256)
	(26,222)	(29,409)

Total deferred tax liability	$(11,395)	$(13,717)

    At December 31, 2005, the Company has net operating loss carryforwards for federal income tax purposes of $27,594,000 which will begin to expire, if unused, in 2023. The Company also has foreign tax credit carryforwards for federal income tax purposes of $2,730,000 which will begin to expire, if unused, in 2009. Included in the Company’s December 31, 2005 year to date income tax provision of $1,735,000 is $1,360,000 of expense to reinstate a deferred tax valuation allowance related to foreign tax credits generated prior to the May 18, 2004 Merger transaction recorded as an income tax benefit in the fourth quarter of 2004. Also the Company corrected purchase accounting for the May 18, 2004 Merger transaction by increasing the deferred tax valuation allowance related to certain foreign tax credits available to the Company at the date of the Merger. At December 31, 2005, the valuation allowance on foreign tax credits was $2,638,000. If the Company is ultimately able to utilize these foreign tax credits, a substantial portion of this recorded valuation allowance would be allocated to reduce Goodwill. In addition, the Company has an alternative minimum tax credit carryforward of $891,000, which does not expire.

    Undistributed retained earnings of the Company’s foreign subsidiaries amounted to approximately $11,771,000 at December 31, 2005. Provision for U.S. federal and state income taxes has not been provided for earnings considered to be indefinitely reinvested. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. For earnings not considered to be indefinitely reinvested, the Company has determined that, on a consolidated basis, any U.S. income tax will be offset by a corresponding foreign tax credit, and therefore no provision has been provided on these amounts. Determination of the amount of the unrecognized deferred tax asset/liability, if any, for temporary differences related to investments in foreign subsidiaries that are essentially permanent in duration is not practicable.

    The Company has completed its evaluation of the repatriation provision included in The American Jobs Creation Act of 2004 (the “Act”). The Company has determined that any U.S. income tax on 2005 repatriations is offset by a corresponding foreign tax credit, and therefore no provision has been provided on amounts repatriated under the Act in 2005.

(15) Employee benefit plans—

    The Company has a defined contribution employee benefit plan under which substantially all U.S. employees are eligible to participate. The Company matches a portion of the employees’ contributions. During 2005, the Successor Company contributed $614,000 to the Plan. During 2004, the Predecessor Company contributed $274,000, and the Successor Company contributed $391,000 to the plan. The Predecessor Company contributed $626,000 to the plan during the year ended December 31, 2003. Under the terms of the plan, contributions to the plan may be discontinued at any time.

(16) Concentration of credit and other risks—

    Accounts receivable, as financial instruments, could potentially subject the Company to concentrations of credit risk. The Company continuously evaluates the creditworthiness of its customers and may require customers to provide letters of credit to guarantee payments. During 2005, 2004, 2003, one customer accounted for 13%, 20%, and 20% of sales and operating revenue, respectively. At December 31, 2005 and 2004, 12% and 24% of the Company’s consolidated accounts receivable were due from this one customer.

    The Company currently purchases its raw material (polyethylene and polypropylene resins) from at least two suppliers at each location. Polyethylene resins are occasionally in short supply and are subject to substantial price fluctuation in response to market demand. The Company has not encountered any significant prolonged difficulty to date in obtaining raw materials in sufficient quantities to support its operations at current or expected near-term future levels. However, any disruption in raw material supply or abrupt increases in raw material prices could have an adverse effect upon the Company’s operations.

(17) Commitments and contingencies—

    Product warranties and insurance coverage —

    The Company’s products are sold and installed with specified limited warranties as to material quality and workmanship. These limited warranties may last for up to 20 years, but are generally limited to repair or replacement by the Company of the defective liner or the dollar amount of the contract involved, on a prorated basis. The Company may also indemnify the site owner or general contractor for other damages resulting from negligence of the Company’s employees. The company accrues a warranty reserve based on estimates for warranty claims. This estimate is based on historical claims history and current business activities and is accrued at a cost of sales in the period such business activity occurs. The table below reflects a summary of activity of the Company’s continuing operations for warranty obligations through December 31, 2005 (in thousands):

Balance at December 31, 2003	$3,618
Obligations adjusted	(792)
Obligations paid	(87)
Balance as of May 17, 2004 (Predecessor Company)	2,739
Obligations adjusted	340
Obligations paid	(481)
Balance at December 31, 2004 (Successor Company)	$2,598
Obligations adjusted	$37
Obligations paid	$(465)
Balance at December 31, 2005	$2,170

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

    Bonding - Bank Guarantees —

    The Company, in some direct sales and installation contracting situations, is required to post performance bonds or bank guarantees as part of the contractual guarantee for its performance. The performance bonds or bank guarantees can be in the full amount of the contracts. To date the Company has not received any claims against any of the posted securities, most of which terminate at the final completion date of the contracts. As of December 31, 2005, the Company had $4,509,000 of bonds outstanding and $5,512,000 of guarantees issued under its bank lines.

    Litigation and claims —

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

    On April 20, 2005, the trial court granted Shire’s motion to stay execution of the judgment. The court ordered Shire to surrender the disputed share certificates to Mellon Investor Services LLC, to await the outcome of the appeals.

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

    Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information allows the aggregation of an enterprise’s segments if they are similar. The Company operates in different geographic areas; however, the Company has reviewed the aggregation criteria and determined that the Company operates as one segment based on the high degree of similarity of the following aspects of the Company’s operations:

•	nature of the products and services,
•	raw materials and production processes used,
•	customers and markets served,
•	methods used to distribute products and services,
•	effects of regulatory influences on the market, and the economic characteristics of the products and services in different geographical areas.

	Successor		Predecessor
	Year Ended December 31, 2005	May 18 to Dec. 31, 2004	Jan. 1 to May 17, 2004	Year Ended December 31, 2003
		(in thousands)
Sales to unaffiliated customers (based on the geographic location of the customer):
United States	$151,095	$125,462	$37,631	$161,112
Europe	69,407	47,391	14,750	61,181
Latin & South America	22,548	15,884	4,265	15,430
Far East/Pacific Rim	28,309	12,394	7,081	15,683
Africa and Middle East	33,308	10,416	4,932	13,794
Other	12,951	5,966	1,734	7,418
	$317,618	$217,513	$70,393	$274,618

Only sales to one country, the United States, accounted for more than 10% of total sales. Sales into other countries, accounting for less than 10% of total sales, have been aggregated into geographic regions for this presentation.

	As of December 31,
	2005	2004
	(in thousands)
Long lived assets (principally property, plant and equipment):
United States	$56,014	$62,772
Germany	$10,997	14,191
Thailand	$8,498	10,229
Other	$15,774	9,395
	$91,283	$96,587

Only long-lived assets in the United States and Germany accounted for more than 10% of total long-lived assets.

(19) Related Party Transaction —

Management Agreement with CHS Management IV LP
    In connection with the Merger, the Company entered into a management agreement with GEO Holdings and CHS Management IV LP (CHS Management) a limited partnership (1) of which CHS is the general partner and (2) which is the general partner of CHS IV. Pursuant to the management agreement, CHS Management provides certain financial and management consulting services to GEO Holdings and to us. In consideration of those services the Company pays fees to CHS Management in an aggregate annual amount of $2,000,000, payable in equal monthly installments. The Company also agreed to reimburse CHS Management for its reasonable travel and other out-of-pocket expenses. The Company also provides customary indemnification to CHS Management. In connection with the structuring and implementation of the Merger and related financing transactions, GEO Holdings paid CHS Management fees in the aggregate amount of $5,000,000 at the completion of the Merger. Under the Management Agreement, GEO Holdings will pay CHS Management a fee equal to 5% of any additional proceeds of GEO Holdings’ capital stock purchased from time to time by CHS Management or its affiliates. The management fee is subordinated to the prior payment in full of principal, interest and premium due and owing under our senior credit facility and the indenture governing the exchange notes, but we may pay the management fee at all times except during certain events of default under our senior credit facility or under the indenture governing the exchange notes. In the event any portion of the management fee is not so paid, such amount will accrue and become due and payable in the next month when payment is permitted. During 2005, the Company paid CHS $2,016,000 under this agreement. At of December 31, 2005 and 2004 the Company had no outstanding payables to CHS under this agreement. At December 31, 2005 and 2004, there were no amounts payable to CHS under this agreement.

(20) Subsequent Events —

Share Purchase Agreement
    On January 18, 2006 GSE International (a wholly owned subsidiary of the Company) entered into a share purchase agreement with Naue GmbH & CO KG (“Naue”) to acquire all the issued and outstanding shares Naue held in the capital of Bentofix Technologies, Inc. for $2,400,000 CDN ($2,066,649 US). The purchase of these shares increased the Company’s ownership percentage in Bentofix Technologies from 51% to 75.5% and was recorded as a $1,600,000 reduction in the minority interest obligation and an increase of $466,649 to goodwill.

FAS133 Interpretation
    Due to a recently issued SFAS133 interpretation effective January 1, 2006, the Company is no longer able to apply the short cut method provided by SFAS133 in the accounting for its interest rate swap and the Company has decided it will no longer use hedge accounting. Beginning January 1, 2006 the Company will mark to market the change in value of the interest rate swap and reflect the change in value in other income/expense in the statement of income (loss). As of March 2, 2006, the value of the swap was $3,943,000 resulting in a 2006 statement of income (loss) charge of $753,000 through that date.

(21) Condensed Consolidated Guarantor and Non-Guarantor Financial Information —

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

GUNDLE/SLT ENVIRONMENTAL, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
(in thousands)

	December 31, 2005

			Non U.S.
		U.S.	Non-	Consolidating
	Gundle	Guarantors	Guarantors	Entries	Consolidated
ASSETS
Current Assets:
Cash and Cash Equivalents	$37	$14,558	$6,499	$—	$21,094
Accounts Receivable, Net	(63)	37,240	30,332	(5,351)	62,158
Contracts in Progress	—	561	1,683	—	2,244
Inventory	—	16,290	20,313	—	36,603
Deferred Income Taxes	—	3,296	9	—	3,305
Other Current Assets	—	94	1,513	—	1,607
Total Current Assets	(26)	72,039	60,349	(5,351)	127,011

Property, Plant and Equipment, Net	—	56,014	35,299	(30)	91,283
Excess of Purchase Price Over Fair Value of Assets Acquired, Net	59,032	—	4,584	—	63,616
Intangible Assets	—	10,351	11,393	—	21,744
Deferred Income Taxes	—	982	54	—	1,036
Deferred Financing Costs and Other Assets, Net	11,316	11	384	—	11,711

	$70,322	$139,397	$112,063	$(5,381)	$316,401

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Accounts Payable and Accrued Liabilities	$2,112	$27,251	$24,082	$(5,343)	$48,102
Advance Billings on Contracts	—	546	885	—	1,431
Current Portion of Long-term Debt	3,981	—	291	—	4,272
Short-term Debt	—	—	2,363	—	2,363
Income Taxes Payable and Deferred Income Taxes	—	1,077	1,438	—	2,515
Total Current Liabilities	6,093	28,874	29,059	(5,343)	58,683

Long-term Debt	161,005	—	4,645	—	165,650

Other Liabilities	3,191	—	960	—	4,151
Deferred Income Taxes	—	7,972	7,116	—	15,088
Minority Interest	—	—	3,198	—	3,198
Investments in subsidiaries and Intercompany	(129,838)	59,249	11,461	59,128	—
Stockholder’s Equity	29,871	43,302	55,624	(59,166)	69,631

	$70,322	$139,397	$112,063	$(5,381)	$316,401

GUNDLE/SLT ENVIRONMENTAL, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
(in thousands)

	December 31, 2004

			Non U.S.
		U.S.	Non-	Consolidating
	Gundle	Guarantors	Guarantors	Entries	Consolidated
ASSETS
Current Assets:
Cash and Cash Equivalents	$37	$14,988	$8,691	$—	$23,716
Accounts Receivable, Net	—	26,409	29,666	(6,252)	49,823
Contracts in Progress	—	669	1,216	—	1,885
Inventory	—	16,912	18,825	—	35,737
Deferred Income Taxes	—	3,449	63	—	3,512
Other Current Assets	—	4	1,301	—	1,305
Total Current Assets	37	62,431	59,762	(6,252)	115,978

Property, Plant and Equipment, Net	—	62,772	33,815		96,587
Excess of Purchase Price Over Fair Value Of Assets Acquired, Net	57,103	—	—	—	57,103
Intangible Assets	—	13,357	9,573	—	22,930
Deferred Income Taxes	—	3,479	153	—	3,632
Deferred Financing Costs and Other Assets, Net	13,244	77	—	—	13,321

	$70,384	$142,116	$103,303	$(6,252)	$309,551

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Accounts Payable and Accrued Liabilities	$2,114	$26,859	$17,187	$(6,252)	$39,908
Advance Billings on Contracts	—	296	1,176	—	1,472
Current Portion of Long-term Debt	—	—	275	—	275
Income Taxes Payable and Deferred Income Taxes	—	531	200	—	731
Total Current Liabilities	2,114	27,686	18,838	(6,252)	42,386

Long-term Debt	167,917	—	412	—	168,329

Other Liabilities	—	—	1,262	—	1,262
Deferred Income Taxes	—	11,699	9,159	—	20,858
Minority Interest	—	—	2,702	—	2,702
Investments in subsidiaries and Intercompany	(151,255)	90,664	2,385	58,206	—
Stockholder’s Equity	51,608	12,067	68,545	(58,206)	74,014

	$70,384	$142,116	$103,303	$(6,252)	$309,551

GUNDLE/SLT ENVIRONMENTAL, INC.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands)

	Successor For the Year Ended December 31, 2005

	Gundle	U.S. Guarantors	Non U.S. Non-Guarantors	Consolidating Entries	Consolidated

Sales and operating revenue	$—	$191,287	$142,989	$(16,658)	$317,618

Cost of products and services	—	158,014	119,910	(16,657)	261,267

Gross profit	—	33,273	23,079	(1)	56,351

Selling, general and administrative expenses	—	20,494	9,079	—	29,573
Amortization of intangibles	—	3,006	1,721	—	4,727
Merger/Acquisition activity expenses	—	820	198	—	1,018

Operating income (loss)	—	8,953	12,081	(1)	21,033

Other expenses (income)
Affiliate dividend income	—	(17,015)	—	17,015	—
Other	35,058	(16,802)	310	38	18,604
	35,058	(33,817)	310	17,053	18,604

Income (loss) before income taxes	(35,058)	42,770	11,771	(17,054)	2,429

Provision (benefit) for income taxes	(13,322)	11,536	3,521	—	1,735

Net income (loss)	$(21,736)	$31,234	$8,250	$(17,054)	$694

	Successor for the Period of May 18 to December 31, 2004

	Gundle	U.S. Guarantors	Non U.S. Non-Guarantors	Consolidating Entries	Consolidated

Sales and operating revenue	$—	$145,788	$84,211	$(12,486)	$217,513

Cost of products and services	—	117,438	67,742	(12,484)	172,696

Gross profit	—	28,350	16,469	(2)	44,817

Selling, general and administrative and amortization expenses	—	13,842	7,524	—	21,366

Operating income (loss)	—	14,508	8,945	(2)	23,451

Other expenses (income)
Other	12,500	(1,033)	1,007	(1)	12,473
	12,500	(1,033)	1,007	(1)	12,473

Income (loss) before income taxes	(12,500)	15,541	7,938	(1)	10,978

Provision (benefit) for income taxes	(3,479)	3,474	2,679	—	2,674

Net income (loss)	$(9,021)	$12,067	$5,259	$(1)	$8,304

GUNDLE/SLT ENVIRONMENTAL, INC.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands)

	Predecessor for the Period of January 1 to May 17, 2004

	Gundle	U.S. Guarantors	Non U.S. Non-Guarantors	Consolidating Entries	Consolidated

Sales and operating revenue	$—	$41,242	$34,988	$(5,837)	$70,393

Cost of products and services	—	35,518	30,466	(5,877)	60,107

Gross profit	—	5,724	4,522	40	10,286

Selling, general and administrative and amortization expenses	—	7,948	4,482	—	12,430
Expenses related to CHS acquisition	—	5,863	—	—	5,863

Operating income (loss)	—	(8,087)	40	40	(8,007)

Other expenses (income)
Affiliate dividend income	(95,000)	—	—	95,000	—
Other	1,525	(77)	(168)	(1)	1,279
	(93,475)	(77)	(168)	94,999	1,279

Income (loss) before income taxes	93,475	(8,010)	208	(94,959)	(9,286)

Provision (benefit) for income taxes	(869)	(1,036)	(1,073)	—	(2,978)

Net income (loss)	$94,344	$(6,974)	$1,281	$(94,959)	$(6,308)

	Predecessor for the Year Ended December 31, 2003

	Gundle	U.S. Guarantors	Non U.S. Non-Guarantors	Consolidating Entries	Consolidated

Sales and operating revenue	$—	$184,969	$110,474	$(20,825)	$274,618

Cost of products and services	—	147,715	88,877	(21,133)	215,459

Gross profit	—	37,254	21,597	308	59,159

Selling, general and administrative expenses	—	18,178	9,226	—	27,404
Expenses related to CHS acquisition	—	1,547	—	—	1,547

Operating income (loss)	—	17,529	12,371	308	30,208

Other expenses (income)	2,487	(18,188)	(2,315)	16,705	(1,311)

Income before income taxes	(2,487)	35,717	14,686	(16,397)	31,519

Provision for income taxes	(870)	7,984	3,634	—	10,748

Net income (loss)	$(1,617)	$27,733	$11,052	$(16,397)	$20,771

GUNDLE/SLT ENVIRONMENTAL, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Successor for the Year Ended December 31, 2005
	Gundle	U.S. Guarantors	Non U.S. Non-Guarantors	Consolidating Entries	Consolidated

Net cash flow provided by (used in) operating activities	$(29,546)	$39,865	$15,493	$(17,026)	$8,786

Net cash flow provided by (used in ) investing activities:
Additions to property, plant & equipment	—	(1,929)	(1,982)	11	(3,900)
Proceeds from sale of assets	—	1,757	401	—	2,158
Payments for acquisition of a business	—	—	(11,188)	—	(11,188)
Other	—	(1,500)	1,500	—	—
	—	(1,672)	(11,269)	11	(12,930)

Net cash flow provided by (used in) financing activities:
Proceeds from revolver	5,000	—	2,363	—	7,363
Payments on revolver	(5,000)	—	—	—	(5,000)
Repayments of long-term debt	—	—	(291)	—	(291)
Intercompany financing	29,546	(38,623)	(7,938)	17,015	—
	29,546	(38,623)	(5,866)	17,015	2,072
Effect of exchange rate changes on cash	—	—	(550)	—	(550)

Net increase (decrease) in cash and cash equivalents	—	(430)	(2,192)	—	(2,622)
Cash and cash equivalents at beginning of year	37	14,988	8,691	—	23,716

Cash and cash equivalents at end of year	$37	$14,558	$6,499	$—	$21,094

	Successor for the period of May 18 to December 31, 2004

	Gundle	U.S. Guarantors	Non U.S. Non-Guarantors	Consolidating Entries	Consolidated

Net cash flow provided by (used in) operating activities	$(1,782)	$26,122	$14,191	$175	$38,706

Net cash flow provided by (used in) investing activities:
Additions to property, plant & equipment	—	(1,587)	(1,899)	—	(3,486)
Proceeds for sale of assets	—	552	53	—	605
Payments for acquisition of a business	(221,616)	—	—	—	(221,616)
Other	—	—	(4)	4	—
	(221,616)	(1,035)	(1,850)	4	(224,497)

Net cash flow provided by (used in) financing activities:
Revolver
Payments for financing fees	(14,071)	—	—	—	(14,071)
Proceeds from long-term debt	175,000	—	—	—	175,000
Repayments of long-term debt	(7,084)	—	(64)	—	(7,148)
Issuance of common stock	55,229	—	—	—	55,229
Intercompany financing	14,361	(10,099)	(4,083)	(179)	—
	223,435	(10,099)	(4,147)	(179)	209,010

Effect of exchange rate changes on cash	—	—	497	—	497

Net increase (decrease) in cash and cash equivalents	37	14,988	8,691	—	23,716
Cash and cash equivalents at May 17, 2004	—	—	—	—	—

Cash and cash equivalents at end of year	$37	$14,988	$8,691	$—	$23,716

GUNDLE/SLT ENVIRONMENTAL, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Predecessor for the period of January 1 to May 17, 2004

	Gundle	U.S. Guarantors	Non U.S. Non-Guarantors	Consolidating Entries	Consolidated

Net cash flow provided by (used in) operating activities	$6,541	$(23,760)	$2,373	$(180)	$(15,026)

Net cash flow provided by (used in) investing activities:
Additions to property, plant & equipment	—	(1,558)	(1,492)	—	(3,050)
Proceeds for sale of assets	—	260	—	—	260
Other	—	(1,220)	1,220	—	—
	—	(2,518)	(272)	—	(2,790)

Net cash flow provide by (used in) financing activities:
Proceeds from new debt	—	—	806	—	806
Repayments of long-term debt	(16,721)	—	(2)	—	(16,723)
Proceeds from the exercise of stock options	100	—	—	—	100
Intercompany financing	10,116	(8,950)	(1,346)	180	—
	(6,505)	(8,950)	(542)	180	(15,817)

Effect of exchange rate changes on cash	—	—	—	—	—

Net increase (decrease) in cash and cash equivalents	36	(35,228)	1,559	—	(33,633)
Cash and cash equivalents at beginning of period	68	42,934	4,897	—	47,899

Cash and cash equivalents at end of period	$104	$7,706	$6,456	$—	$14,266

	Predecessor for the Year Ended December 31, 2003

	Gundle	U.S. Guarantors	Non U.S. Non-Guarantors	Consolidating Entries	Consolidated

Net cash flow provided by (used in) operating activities	$52	$23,900	$18,297	$(25,404)	$16,845

Net cash flow provided by (used in) investing activities:
Additions to property, plant & equipment	—	(3,530)	(4,145)	851	(6,824)
Proceeds for sale of assets	—	1,574	3,283	(851)	4,006
Other	—	(4,012)	220	—	(3,792)
	—	(5,968)	(642)	—	(6,610)

Net cash flow provide by (used in) financing activities:
Proceeds from new debt
Repayments of long-term debt	(4,482)	(368)	(91)	—	(4,941)
Proceeds from the exercise of stock options	248	—	—	—	248
Intercompany financing	4,214	(8,109)	(21,509)	25,404	—
	(20)	(8,477)	(21,600)	25,404	(4,693)

Effect of exchange rate changes on cash	—	—	93	—	93

Net increase (decrease) in cash and cash equivalents	32	9,455	(3,852)	—	5,635
Cash and cash equivalents at beginning of year	36	33,479	8,749	—	42,264

Cash and cash equivalents at end of period	$68	$42,934	$4,897	$—	$47,899

(22) Supplementary Data —

Consolidated quarterly financial data (Unaudited) —

Unaudited quarterly information for fiscal 2005 and 2004 is as follows (in thousands, except per share amounts):

	2005 Quarters							2004 Quarters
								Predecessor			Successor
										Apr. 1 - May 17	May 18 - June 30
	First		Second		Third	Fourth		First		Second		Third	Fourth

Net Sales	59,664		86,965		97,595	73,394		35,649		34,744	49,027	101,034	67,452
Gross profit	6,859		14,360		21,301	13,831		4,493		5,793	9,723	22,390	12,704
Income (loss) before income taxes	(6,166)		1,414		7,574	(393)		(4,879)		(4,407)	2,995	9,362	(1,379)
Net income (loss)	(4,860	)***	1,034	***	4,873	(353	) ****	(2,357	)**	(3,950)	1,899	6,134	271
Basic earnings (loss) per Common Share	*		*		*	*		(.20	)**	(.34)	*	*	*
Diluted earnings (loss) per Common Share	*		*		*	*		(.20	)**	(.34)	*	*	*
__________________
* The Successor Company has no outstanding publicly held common shares and therefore will not report earnings per share data.

** As a result of a German tax audit the 2004 net loss, loss per basic common share and loss per diluted common share have been revised from $(3,025), $(.26) and $(.24), to $(2,357), $(.20) and $(.20), respectively.

***As noted in Note 14, the first and second quarter of 2005 include tax charges of $1,241 and $119, respectively for the reinstatement of a valuation allowance previously recorded as an income tax benefit in the fourth quarter of 2004.

****Included in the fourth quarter are amounts relating to previous periods that reduce the recorded loss before income taxes by $417,000 and increase the recorded tax benefit by $188,000. These amounts are not material to any individual period. In addition, the fourth quarter includes a charge of $1,238,000 for a change in estimate regarding the accrual of year end incentive bonuses. The change in estimate was due to the achievement of higher operating income in the quarter than was forecasted through the first nine months of 2005.

    The above data should be read in conjunction with the consolidated financial statements and notes thereto.