Form 10-Q
period 2006-03-31
GUNDLE SLT ENVIRONMENTAL INC
filed 2006-05-05
CIK 805023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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
☐ Large Accelerated Filer  ☐ Accelerated Filer    ☒ Non-accelerated Filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 5, 2006
Common stock, par value $.01	100

GUNDLE/SLT ENVIRONMENTAL, INC.

INDEX

PAGE
PART I - FINANCIAL INFORMATION

ITEM 1: Financial Statements

Condensed Consolidated Balance Sheets as of March 31, 2006	3
(Unaudited) and December 31, 2005

Condensed Consolidated Statements of Loss	4
For the Three Months Ended March 31, 2006 and 2005 (Unaudited)

Condensed Consolidated Statements of Cash Flows	5
For the Three Months Ended March 31, 2006 and 2005 (Unaudited)

Notes to Condensed Consolidated Financial Statements	6

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk	25

ITEM 4: Controls and Procedures	27

PART II - OTHER INFORMATION

ITEM 1: Legal Proceedings	27

ITEM 1A: Risk Factors	27

ITEM 6: Exhibits	27

Certifications	29

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

GUNDLE/SLT ENVIRONMENTAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS)

	MARCH 31,	DECEMBER 31,
	2006	2005
	(UNAUDITED)
ASSETS
CURRENT ASSETS:
CASH AND CASH EQUIVALENTS	$13,464	$21,094
ACCOUNTS RECEIVABLE, NET OF ALLOWANCE FOR BAD DEBT OF $4,485 AND $5,222	30,772	62,158
CONTRACTS IN PROGRESS	5,218	2,244
INVENTORY	50,837	36,603
DEFERRED INCOME TAXES	3,182	3,305
PREPAID EXPENSES AND OTHER	6,122	1,607

TOTAL CURRENT ASSETS	109,595	127,011

PROPERTY, PLANT AND EQUIPMENT, NET	90,034	91,283
GOODWILL	64,084	63,616
CUSTOMER LISTS AND OTHER INTANGIBLE ASSETS, NET	19,716	21,744
DEFERRED INCOME TAXES	1,126	1,036
OTHER ASSETS	11,884	11,711

	$296,439	$316,401

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES	$44,927	$48,102
ADVANCE BILLINGS ON CONTRACTS IN PROGRESS	970	1,431
SHORT-TERM DEBT	176	2,363
CURRENT PORTION OF LONG-TERM DEBT	5,171	4,272
DEFERRED INCOME TAXES	663	648
INCOME TAXES PAYABLE	661	1,867
TOTAL CURRENT LIABILITIES	52,568	58,683

LONG-TERM DEBT	163,874	165,650
OTHER LIABILITIES	5,420	4,151
DEFERRED INCOME TAXES	10,585	15,088
MINORITY INTEREST	1,584	3,198

STOCKHOLDER'S EQUITY:
COMMON STOCK, $.01 PAR VALUE, 1,000 SHARES AUTHORIZED, 100 SHARES ISSUED	-	-
ADDITIONAL PAID-IN CAPITAL	60,771	60,629
RETAINED EARNINGS	922	8,998
ACCUMULATED OTHER COMPREHENSIVE INCOME	715	4

TOTAL STOCKHOLDER'S EQUITY	62,408	69,631

	$296,439	$316,401

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GUNDLE/SLT ENVIRONMENTAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF LOSS
(AMOUNTS IN THOUSANDS)
(UNAUDITED)

	THREE MONTHS ENDED	THREE MONTHS ENDED
	MARCH 31, 2006	MARCH 31, 2005

SALES AND OPERATING REVENUE	$43,767	$59,664
COST OF PRODUCTS & SERVICES	41,160	52,805

GROSS PROFIT	2,607	6,859

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES	9,530	8,474

OPERATING LOSS	(6,923)	(1,615)

OTHER (INCOME) EXPENSES:
INTEREST EXPENSE	5,221	4,693
INTEREST INCOME	(325)	(204)
CHANGE IN FAIR VALUE OF DERIVATIVES	1,395	-
FOREIGN EXCHANGE LOSS (BENEFIT)	(90)	21
MINORITY INTEREST	(15)	(10)
OTHER EXPENSE, NET	2	50

LOSS BEFORE INCOME TAXES	(13,111)	(6,165)

INCOME TAX BENEFIT	(5,035)	(1,306)

NET LOSS	$(8,076)	$(4,859)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GUNDLE/SLT ENVIRONMENTAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS IN THOUSANDS)
(UNAUDITED)

	THREE MONTHS ENDED	THREE MONTHS ENDED
	March 31, 2006	March 31, 2005

CASH FLOWS FROM OPERATING ACTIVITIES:
NET LOSS	$(8,076)	$(4,859)
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO CASH
PROVIDED BY (USED IN) OPERATING ACTIVITIES:
DEPRECIATION	2,816	2,595
AMORTIZATION OF INTANGIBLES	1,399	1,215
AMORTIZATION OF DEBT ISSUANCE COSTS	497	497
AMORTIZATION OF NON-COMPETE AGREEMENT	27	27
AMORTIZATION OF PREMIUM ON SENIOR NOTES	(10)	−
DEFERRED INCOME TAXES	(4,667)	(1,183)
STOCK OPTION COMPENSATION	229	−
MINORITY INTEREST	(14)	(10)
(GAIN) LOSS ON SALE OF ASSETS	9	17
CHANGE IN OPERATING ASSETS AND LIABILITIES, NET OF EFFECTS FROM ACQUISITIONS:
ACCOUNTS RECEIVABLE	31,751	10,449
CONTRACTS IN PROGRESS	(2,946)	(6,385)
INVENTORY	(14,015)	4,876
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES	(1,236)	1,173
ADVANCE BILLINGS ON CONTRACTS IN PROGRESS	(477)	(277)
INCOME TAXES PAYABLE	(1,216)	(112)
OTHER ASSETS AND LIABILITIES	(3,012)	(2,908)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,059	5,115

CASH FLOWS FROM INVESTING ACTIVITIES:
ADDITIONS TO PROPERTY, PLANT AND EQUIPMENT	(1,313)	(555)
PROCEEDS FROM SALE OF EQUIPMENT	18	1,105
ACQUISITION OF MINORITY INTEREST	(2,067)	−
ACQUISITION OF BUSINESS	(2,108)	−

NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES	(5,470)	550

CASH FLOWS FROM FINANCING ACTIVITIES:
ADVANCES ON REVOLVER	176	−
REPAYMENTS ON REVOLVER	(2,398)	−
RETIREMENT OF LONG TERM DEBT	(1,068)	(70)

NET CASH USED IN FINANCING ACTIVITIES	(3,290)	(70)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	71	(210)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,630)	5,385
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	21,094	23,716

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$13,464	$29,101

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

The accompanying unaudited, condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for the fair presentation of such financial statements for the periods indicated. Certain information relating to the Company’s organization and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in this report pursuant to Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission. However, the Company believes that the disclosures herein are adequate to make the information presented not misleading. The results for the three months ended March 31, 2006 are not necessarily indicative of future operating results. The Company’s operations are subject to seasonal fluctuation, with the greatest volume of product deliveries and installations typically occurring in the summer and fall months. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

(2) Inventory -

Inventory is stated at the lower of cost or market. Cost, which includes material, labor and overhead, is determined by the weighted average cost method, which approximates the first in, first out cost method. Inventory consisted of the following (in 000’s):

	March 31, 2006	December 31, 2005
Raw materials	$12,562	$17,644
Finished goods	37,351	18,622
Supplies	3,563	3,347
Obsolescence and slow moving allowance	(2,639)	(3,010)
Total	$50,837	$36,603

(3) Income Taxes -

The Company’s provision for income taxes is recorded at statutory rates for each tax jurisdiction based on fiscal year to date results, adjusted for certain permanent differences.  For the first quarter of 2006, the Company’s effective tax rate was 38.4%. For the first quarter of 2005, the income tax benefit was reduced by $1,241,000 to reinstate a deferred tax valuation allowance related to foreign tax credits generated prior to the May 18, 2004 Merger transaction recorded as an income tax benefit in the fourth quarter of 2004.  This lowered the effective tax rate to 21.2% for the quarter ended March 31, 2005.

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

Balance at December 31, 2005	$2,170
Warranty obligations accrued/adjusted	10
Warranty obligations paid	(66)
Balance at March 31, 2006	$2,114

(5) Equity -

All outstanding stock options granted under the predecessor Company’s equity incentive plans (other than certain options owned by management that were exchanged for options in the parent of the Company), whether vested or unvested, entitled the holder to receive, upon completion of the Merger, cash in an amount equal to the product of (1) the excess, if any, of $18.50 per share merger consideration over the per share exercise price of the option, and (2) the number of shares of common stock underlying the option.

Each member of management that exchanged predecessor Company options for a GEO Holdings option entered into an executive securities agreement, a stockholders agreement and an equity registration rights agreement. Pursuant to the executive securities agreement, the executives exchanged 40% of their options to purchase the predecessor Company’s common stock for an option to purchase the common stock of GEO Holdings. These rollover options were valued at $5.4 million using the Black-Scholes Valuation Method and were included in the Merger purchase price. The GEO Holdings stockholders agreement provides restrictions on the executive’s ability to vote their shares on certain matters and provides certain restrictions on the executive’s ability to transfer the securities, including a right of first refusal to GEO Holdings and CHS. The equity registration rights agreement provides customary “piggyback” registration rights to the option holders, and “demand” and “piggyback” registration rights to CHS.

(6) Stock-Based Compensation -

Effective January 1, 2006 the Company adopted Statement of Financial Accounting Standards (“SFAS”) 123R, Share-Based Payments, using the modified prospective transition method. Prior to 2006, the Company accounted for stock awards granted to employees under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for stock issued to Employees, and related Interpretations. At the time of the Merger, 333,600 fully vested Predecessor Company stock options held by certain key employees were exchanged for fully vested options to purchase 333,600 shares of common stock of GEO Holdings. The fair value of the option exchange, $5.4 million, was included in determining the aggregate purchase price paid by GEO Holdings for the Company.  From the time of the Merger until January 1, 2006, no options have been issued. As a result, no compensation expense has been recognized by the Company prior to its adoption of SFAS 123R. Compensation expense recognized in the first quarter relates to share-based awards granted by GEO Holdings to employees of the Company subsequent to January 1, 2006 based on the grant date fair value in accordance with SFAS 123R.

Compensation cost arising from stock options granted to employees is recognized as expense over the requisite service period. On March 1, 2006, pursuant to the GEO Holdings 2004 Stock Option Plan, the Board granted stock options with an exercise price of $21.35 per share to key employees of the Company representing 71,788 shares of GEO Holdings common stock. The options were fully vested on the grant date and all of the stock based compensation of $228,817 ($141,687 net of tax) was recognized during the three months ended March 31, 2006 with a corresponding increase of $141,687 to Additional Paid-in Capital.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants issued on March 1, 2006.

Risk Free Interest Rate	4.89%
Expected Life	3 years
Expected Volatility	15.7%
Expected Dividend yield	0%

The expected life of the options granted is based on the Company’s best estimates and expectations related to the exercising of the options issued.

Since GEO Holdings is a privately held company, it has no stock trading history to estimate volatility. The Company chose to use the volatility of the Dow Jones Building and Material Index fund. This index includes public companies that the Company believes has the most similarity to the Company’s business. The Company calculated volatility from the historical closing price of this index for the three years ended March 31, 2006.

The grant date fair value of the options granted during the three months ended March 31, 2006 was $3.19.

The following table summarizes stock options outstanding for GEO Holdings as of March 31, 2006 as well as activity during the three months then ended:

	Shares	Range of Exercise Price	Weighted Average Exercise Price
Outstanding at December 31, 2005:	333,600	$2.32 - $11.13	$3.67
Granted	71,788	$21.35	$21.35
Exercised	−	−	−
Forfeited	−	−	−
Outstanding and exercisable at March 31, 2006:	405,388	$2.32 -$21.35	$6.80

All outstanding stock options are held by employees of the Company and have an expiration date of 10 years from the date of grant. At March 31, 2006, the average remaining contractual life of options outstanding and exercisable was 8.4 years.

At March 31, 2006 the intrinsic value of options outstanding and exercisable was $5,533,000. (The intrinsic value of a stock option is the difference between the market value of the underlying stock and the exercise price of the option.) The Company estimated the underlying value of the stock using a discounted cash flow model of future anticipated cash flows discounted back to current time and adjusted for illiquidity of the stock. No options were exercised during the three months ended March 31, 2006.

(7) Related Party Transactions -

Management Agreement with CHS Management IV LP -

In connection with the Merger, the Company entered into a management agreement with GEO Holdings and CHS Management IV LP (“CHS Management”), a limited partnership (1) of which CHS is the general partner and (2) which is the general partner of CHS IV. Pursuant to the management agreement, CHS Management provides certain financial and management consulting services to GEO Holdings and to the Company. In consideration of those services, the Company pays fees to CHS Management in an aggregate annual amount of $2.0 million, payable in equal monthly installments. The Company also agreed to reimburse CHS Management for its reasonable travel and other out-of-pocket expenses and pay additional transaction fees to them in the event the Company or any of its affiliates complete add-on acquisitions. In connection with the structuring and implementation of the Merger and related financing transactions, GEO Holdings paid CHS Management fees in the aggregate amount of $5.0 million at the completion of the Merger. Under the management agreement, GEO Holdings agreed to pay CHS Management a fee equal to 5% of the proceeds of GEO Holdings capital stock purchased from time to time by CHS Management or its affiliates. The annual management fee is subordinated to the prior payment in full of principal, interest and premium due and owing under the Company’s new senior credit facility and the indenture governing its senior notes, but the Company may pay the management fee at all times except during certain events of default under the new senior credit facility or under the indenture governing the notes. In the event any portion of the management fee is not so paid, such amount will accrue and become due and payable in the next month when payment is permitted.

(8) Other Comprehensive Income -

	Three Months Ended	Three Months Ended
	March 31, 2006	March 31, 2005

Net Loss	$(8,076)	$(4,859)
Translation Adjustment	711	(1,402)

Comprehensive Loss	$(7,365)	$(6,261)

(9) Business Combinations -

Share Purchase Agreement - Bentofix Technologies, Inc.

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

Chile Acquisition 2005 - SL Limitada

In December 2005, the Company completed an acquisition of the operating assets of SL Limitada, (SL), a privately owned company located in Santiago and Antofagasta, Chile. The acquisition was completed pursuant to an Asset Purchase Agreement, entered into December 30, 2005 for a total purchase price of $15.45 million. In addition, there was a separate agreement for the purchase of the raw material and finished goods inventory under which the Company paid $2.1 million during the first quarter of 2006. The Company also paid $250,000 of closing costs and fees. The transaction was financed with cash and a $4.5 million seller note payable in annual installments over a five year period.

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

The initial purchase price allocation made by the Company is preliminary and subject to change for a period of one year following the acquisition, although management believes it is materially correct as of March 31, 2006.

(10) Long-Term Debt -

Long-term debt consists of the following (in 000’s):

	March 31, 2006	December 31, 2005

11% Senior Notes	$150,000	$150,000
Term Loan with quarterly installments of approximately $995,000 beginning in March 2006, bearing interest at a floating Rate	16,921	17,917
Term Loan - Egyptian bank secured by equipment, bears interest at 14% with quarterly installments of $73,000	363	436
Term Loan - seller note with annual installments of $900,000 beginning in January 2007, bearing interest at 5% for first two years and then a floating rate thereafter	4,500	4,500
	171,784	172,853
Less — current maturities	(5,171)	(4,272)
Net discount on senior notes	(2,739)	(2,931)
	$163,874	$165,650

Senior Notes -

In connection with the Merger, the Company issued $150,000,000 of 11% senior notes due in 2012. As required by their terms, the senior notes were exchanged for publicly registered notes in the same amounts in a registered exchange offer completed in November 2004. The senior notes are guaranteed by all of the Company’s existing and future direct or indirect domestic subsidiaries other than Bentofix Technologies (USA), Inc., a dormant subsidiary of the Company’s 75.5% owned Canadian subsidiary, Bentofix Technologies, Inc.

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

The senior credit facility is guaranteed by GEO Holdings and all of the Company’s existing and future direct or indirect domestic subsidiaries, but not the Company’s foreign subsidiaries or Bentofix Technologies (USA), Inc., a dormant subsidiary of its 75.5%-owned Canadian subsidiary, Bentofix Technologies, Inc., to the extent guarantees by such subsidiaries would be prohibited by applicable tax law or could result in adverse tax consequences. The senior credit facility is secured by substantially all of the Company’s U.S. assets, and by its capital stock and the capital stock of substantially all of its domestic subsidiaries and 65% of the capital stock of substantially all of its first-tier foreign subsidiaries.

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

Foreign Debt -

At March 31, 2006, the Company had five local foreign credit facilities. It had credit facilities with two German banks in the amount of EUR 5,100,000 (USD $6,182,000). These revolving credit facilities are secured by a corporate guarantee and bear interest at various market rates. These credit facilities are used primarily to guarantee the performance of European installation contracts and temporary working capital requirements. At March 31, 2006, the Company had EUR 3,433,000 (USD $4,161,000) available under these credit facilities with EUR 1,563,000 (USD $1,895,000) of bank guarantees outstanding and EUR 104,000 (USD $126,000) of credit line borrowings.

The Company has two credit facilities with Egyptian banks in the amount of EGP 7,917,000 (USD $1,378,000). These credit facilities bear interest at various market rates and are primarily for cash management purposes. At March 31, 2006, the Company had EGP 5,607,000 (USD $976,000) available under these credit facilities with EGP 2,022,000 (USD $352,000) of bank guarantees outstanding and EGP 288,000 (USD $50,000) of credit line borrowings.

The Company has an EGP 5,000,000 (USD $870,000) term loan with an Egyptian bank, bearing interest at 14%, secured by equipment. The promissory note requires quarterly payments of EGP 417,000 (USD $73,000) plus interest on July 27, October 27, January 27, and April 27, maturing in April 2007, and has a balance outstanding at March 31, 2006 of EGP 2,084,000 (USD $363,000).

The Company has a credit facility with a Canadian bank in the amount of Canadian Dollar 500,000 (USD $428,000) that bears interest at market rates, secured by all of the assets of the Canadian company. At March 31, 2006, the Company had the full amount available under this line.

In conjunction with the acquisition of SL Limitada, GSE entered into a five year installment obligation with the Seller of SL Limitada for $4.5 million, secured by a share pledge agreement for 30% of the equity of GSE Lining Technology Chile, S.A., an indirect wholly owned subsidiary of GSE. The installment obligation bears interest at 5% for the first two years, converting to a variable rate based on the London Interbank Offer Rates (LIBOR) for the remaining term. Payments are in five annual principal and interest amounts beginning on January 1, 2007.

Summarized below are the maturities of long-term debt of the Company during the next five years and thereafter, excluding the fair value adjustment associated with the interest rate swap and the unamortized premium on the senior notes because they will not result in cash payments (in 000’s).

Year Ending December 31

2006	3,204
2007	5,025
2008	4,881
2009	4,881
2010	2,893
Thereafter	150,900
Total	$171,784

Derivative Financial Instruments -

Due to a SFAS133 interpretation issued in 2005, effective January 1, 2006, the Company is no longer able to apply the short cut method of accounting for its interest rate swap. As of December 31, 2005 the fair value of the interest rate swap agreement of $3,110,000 was recorded in other liabilities with a corresponding decrease in the carrying value of debt.

Because the Company no longer qualifies for the short cut method, the Company will no longer be able to use hedge accounting. Beginning January 1, 2006, the Company began accreting the $3,110,000 reduction in the carrying value of debt as a yield adjustment to interest expense over the life of the debt. During the three month period ended March 31, 2006, accretion of this discount increased interest expense by approximately $121,000. In addition, on January 1, 2006 the Company began marking to market the liability for the change in value of the interest rate swap and reflecting the change in value in the line item titled Change in Fair Value of Derivatives in the Consolidated Statement of Income/(Loss). As of March 31, 2006 the fair value of the interest rate swap recorded in other liabilities had increased to $4,455,000. For the three months ended March 31, 2006, the Company recorded $1,345,000 of expense related to the mark to market change in value of the interest rate swap.

Within the terms of the senior notes, issued in connection with the Merger, are two embedded derivatives that allow for optional early redemption of the senior notes. With expiration dates of May 15, 2007 and May 15, 2008, these embedded derivatives are not considered clearly and closely related to the debt agreement and therefore are required to be valued separately from the senior notes. The fair value of these options as of March 31, 2006 was $10,330 and is recorded in other assets. Changes in the fair value of these derivatives are recorded in line item titled Change in Fair Value of Derivatives in the Consolidated Statement of Income/(Loss). For the three months ended March 31, 2006, these expenses were $50,000.

At the date of the issuance of the senior notes, the fair value of the embedded derivatives was determined to be $324,000. This amount was recorded in other assets with a corresponding credit to the carrying value of the senior notes. This premium is amortized as a yield adjustment to interest expense over the life of the debt. During the three month period ended March 31, 2006, amortization of this premium reduced interest expense by approximately $10,000.

(11) Litigation Update -

The Company is a third-party defendant in a lawsuit that was filed in September 1997 in the Supreme Court of New York, County of Richmond (Mario Cicala v. Interstate Industrial Corporation, Stearns, Conrad and Schmidt Consulting Engineers, Inc., Interstate Industrial Corporation v. Gundle Lining Construction Corp. and Gundle Lining Construction Corp. v. The City of New York; Case No. 13076/97). The plaintiff, Mario Cicala, was a Company employee who slipped and fell at a job site and brought a claim against the primary defendants for $20,000,000. Interstate Industrial Corporation (Interstate) has, in turn, sued the Company for contractual indemnity and contribution. The Texas Property and Casualty Insurance Guaranty Association (Texas Guaranty Association) is providing for the cost of the Company’s defense. The Company believes that the Texas Guaranty Association will provide up to $400,000 insurance recovery for this matter and that the application of the Texas Guaranty Act will limit Interstate’s recovery against the Company to the amount the Company receives from the Texas Guaranty Association. However, Interstate has argued that the Texas Guaranty Act does not apply to a New York lawsuit and, should the Supreme Court of New York agree with this position, the Company may be subject to a damage award that is not covered by insurance by up to $5,000,000. Mr. Cicala’s last settlement offer was made in November 2004 for $5,000,000. The case is scheduled for trial on July 12, 2006, subject to change by the Court. The Company cannot at this time reasonably assess its exposure to a contribution damage award to Interstate.

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

(12) Condensed Consolidated Guarantor and Non-Guarantor Financial Information -

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

GUNDLE/SLT ENVIRONMENTAL, INC.
CONDENSED CONSOLIDATING BALANCE SHEET

	As of March 31, 2006

		US	Non US	Consolidating
	Gundle	Guarantors	Non-Guarantors	Entries	Consolidated
(in thousands)
ASSETS
Current Assets:
Cash and Cash Equivalents	$37	$9,718	$3,709	$-	$13,464
Accounts Receivable, Net	-	11,807	26,669	(7,704)	30,772
Contracts in Progress	-	3,895	1,323	-	5,218
Inventory	-	22,588	28,249	-	50,837
Deferred Income Taxes	-	3,173	9	-	3,182
Other Current Assets	-	3,164	2,958	-	6,122
Total Current Assets	37	54,345	62,917	(7,704)	109,595

Property, Plant and Equipment, Net	-	54,707	35,356	(29)	90,034
Goodwill	59,032	-	5,052	-	64,084
Intangible Assets	-	8,883	10,833	-	19,716
Deferred Income Taxes	-	1,070	56	-	1,126
Deferred Financing Costs and Other Assets, Net	10,769	724	391	-	11,884

	$69,838	$119,729	$114,605	$(7,733)	$296,439

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
Accounts Payable and Accrued Liabilities	$6,337	$21,523	$24,761	$(7,694)	$44,927
Advance Billings on Contracts	-	192	778	-	970
Current Portion of Long-term Debt	3,981	-	1,190	-	5,171
Short-term Debt	-	-	176	-	176
Income Taxes Payable and Deferred Income Taxes	-	378	946	-	1,324
Total Current Liabilities	10,318	22,093	27,851	(7,694)	52,568

Long-term Debt	160,201	-	3,673	-	163,874
Other Liabilities	4,455	-	965	-	5,420
Deferred Taxes	-	3,582	7,003	-	10,585
Minority Interest	-	-	1,584	-	1,584
Investments in Subsidiaries and Intercompany	(128,231)	51,176	15,861	61,194	-
Stockholder's Equity	23,095	42,878	57,668	(61,233)	62,408

	$69,838	$119,729	$114,605	$(7,733)	$296,439

GUNDLE/SLT ENVIRONMENTAL, INC.
CONDENSED CONSOLIDATING BALANCE SHEET

	As of December 31, 2005

		US	Non US	Consolidating
	Gundle	Guarantors	Non-Guarantors	Entries	Consolidated
(in thousands)
ASSETS
Current Assets:
Cash and Cash Equivalents	$37	$14,558	$6,499	$-	$21,094
Accounts Receivable, Net	(63)	37,240	30,332	(5,351)	62,158
Contracts in Progress	-	561	1,683	-	2,244
Inventory	-	16,290	20,313	-	36,603
Deferred Income Taxes	-	3,296	9	-	3,305
Other Current Assets	-	94	1,513	-	1,607
Total Current Assets	(26)	72,039	60,349	(5,351)	127,011

Property, Plant and Equipment, Net	-	56,014	35,299	(30)	91,283
Excess of Purchase Price Over Fair Value of Assets Acquired, Net	59,032	-	4,584	-	63,616
Intangible Assets	-	10,351	11,393	-	21,744
Deferred Income Taxes	-	982	54	-	1,036
Deferred Financing Costs and Other Assets, Net	11,316	11	384	-	11,711

	$70,322	$139,397	$112,063	$(5,381)	$316,401

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
Accounts Payable and Accrued Liabilities	$2,112	$27,251	$24,082	$(5,343)	$48,102
Advance Billings on Contracts	-	546	885	-	1,431
Current Portion of Long-term Debt	3,981	-	291	-	4,272
Short-term Debt	-	-	2,363	-	2,363
Income Taxes Payable and Deferred Income Taxes	-	1,077	1,438	-	2,515
Total Current Liabilities	6,093	28,874	29,059	(5,343)	58,683

Long-term Debt	161,005	-	4,645	-	165,650
Other Liabilities	3,191	-	960	-	4,151
Deferred Taxes	-	7,972	7,116	-	15,088
Minority Interest	-	-	3,198	-	3,198
Investments in Subsidiaries and Intercompany	(129,838)	59,249	11,461	59,128	-
Stockholder's Equity	29,871	43,302	55,624	(59,166)	69,631

	$70,322	$139,397	$112,063	$(5,381)	$316,401

GUNDLE/SLT ENVIRONMENTAL, INC.
CONDENSED STATEMENT OF OPERATIONS

	For the Three Months Ended March 31, 2006

		US	Non US	Consolidating
	Gundle	Guarantors	Non-Guarantors	Entries	Consolidated
(in thousands)
Sales and operating revenue	$-	$21,738	$24,484	$(2,455)	$43,767

Cost of products and services	-	21,107	22,502	(2,449)	41,160

Gross profit	-	631	1,982	(6)	2,607

Selling, General and Administrative Expenses	-	6,398	3,132	-	9,530

Operating loss	-	(5,767)	(1,150)	(6)	(6,923)

Other expenses (income)	10,929	(4,937)	194	2	6,188

Income (loss) before income taxes	(10,929)	(830)	(1,344)	(8)	(13,111)

Provision (benefit) for income taxes	(4,153)	(265)	(617)	-	(5,035)

Net income (loss)	$(6,776)	$(565)	$(727)	$(8)	$(8,076)

	For the Three Months Ended March 31, 2005

		US	Non US	Consolidating
	Gundle	Guarantors	Non-Guarantors	Entries	Consolidated
(in thousands)
Sales and operating revenue	$-	$34,981	$26,407	$(1,724)	$59,664

Cost of products and services	-	30,922	23,607	(1,724)	52,805

Gross Profit	-	4,059	2,800	-	6,859

Selling, General and Administrative Expenses	-	5,893	2,581	-	8,474

Operating income (loss)	-	(1,834)	219	-	(1,615)

Other expenses (income)	8,232	(3,752)	70	-	4,550

Income (loss) before income taxes	(8,232)	1,918	149	-	(6,165)

Provision (benefit) for income taxes	(1,887)	728	(147)	-	(1,306)

Net income (loss)	$(6,345)	$1,190	$296	$-	$(4,859)

GUNDLE/SLT ENVIRONMENTAL, INC.
CONDENSED STATEMENT OF CASH FLOWS

	For the Three Months Ended March 31, 2006

		US	Non US	Consolidating
	Gundle	Guarantors	Non-Guarantors	Entries	Consolidated
(in thousands)
Net cash flow provided by (used in) operating activities	$6,717	$(1,509)	$(4,149)	$-	$1,059

Net cash flow provided by (used in) investing activities:
Additions to property, plant & equipment	-	(478)	(835)	-	(1,313)
Proceeds from sales of assets	-	-	18	-	18
Payments for acquisitions	-	(4,175)	-	-	(4,175)
		(4,653)	(817)	-	(5,470)

Net cash flow provided by (used in) financing activities:
Advances on revolver	-	-	176	-	176
Repayments on revolver	-	-	(2,398)	-	(2,398)
Repayments of long-term debt	-	(995)	(73)	-	(1,068)
Intercompany financing	(6,717)	2,317	4,400		-
	(6,717)	1,322	2,105	-	(3,290)

Effect of exchange rate changes on cash	-	-	71	-	71

Net decrease in cash and cash equivalents	-	(4,840)	(2,790)	-	(7,630)

Cash and cash equivalents at beginning of period	$37	$14,558	$6,499	$-	$21,094

Cash and cash equivalents at end of period	$37	$9,718	$3,709	$-	$13,464

	For the Three Months Ended March 31, 2005

		US	Non US	Consolidating
	Gundle	Guarantors	Non-Guarantors	Entries	Consolidated
(in thousands)
Net cash flow provided by (used in) operating activities	$201	$(745)	$5,659	-	$5,115

Net cash flow provided by (used in) investing activities:
Additions to property, plant & equipment	-	(146)	(409)	-	(555)
Proceeds from sales of assets	-	1,056	49		1,105
	-	910	(360)	-	550

Net cash flow provided by (used in) financing activities:
Repayments of long-term debt	-	-	(70)	-	(70)
Intercompany financing	(201)	824	(623)	-	-
	(201)	824	(693)	-	(70)
Effect of exchange rate changes on cash	-	-	(210)		(210)

Net increase (decrease) in cash and cash equivalents	-	989	4,396	-	5,385
Cash and cash equivalents at beginning of period	37	14,988	8,691	-	23,716

Cash and cash equivalents at end of period	$37	$15,977	$13,087	$-	$29,101

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The demand for our products is primarily driven by municipal solid waste landfill development where environmental regulations require our liner products. This application represents 56% of the Company’s revenues. Factors influencing demand include population growth, migration trends, solid waste per capita, environmental concerns of developing countries, and disposal methods. The solid waste containment market continues to grow between 2% and 4% per year. Other demands for our products are heap leach mining of metals, water management, agriculture, aquaculture, and other industrial applications. Growth in these markets is more cyclical to their industry.

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

Results of Operations -

Three months ended March 31, 2006, compared to three months ended March 31, 2005:

Selected financial data (in 000’s):

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005

Sales and operating revenue	$43,767	$59,664
Gross profit	2,607	6,859
Selling, general & administrative expenses	9,530	8,474
Operating loss	(6,923)	(1,615)
Interest expense	5,221	4,693
Interest income	(325)	(204)
Change in fair value of derivatives	1,395	−
Foreign exchange loss/(gain)	(90)	21
Minority interest	(15)	(10)
Other (income) expense, net	2	50
Loss before tax	(13,111)	(6,165)
Income tax benefit	(5,035)	(1,306)
Net loss	$(8,076)	$(4,859)

For the quarter ended March 31, 2006, sales and operating revenue was $43,767,000 compared with $59,664,000 for the same period last year, a decrease of $15,897,000 or 26.6%. Units shipped for the quarter ended March 31, 2006 were down 37.1% from the prior year and unit prices were up 16.6%. Units installed for the quarter ended March 31, 2006 were up 30.1% from last year’s first quarter.

U.S. sales and operating revenue of $16,106,000 was 43.9% lower than the same period last year. The decrease in revenue was primarily due to a 59.1% decline in shipments compared to the prior year. In the first quarter of 2005, shipments were accelerated to our largest customer that normally would be shipped in the second and third quarters. Also, in 2006 we believe certain of our customers delayed purchases of product in anticipation of further reductions in raw material costs. Partially offsetting this decline were higher sales prices which followed the higher raw material costs in 2006. U.S. installation revenue, recognized on a cost percentage-of-completion basis, was $1,534,000 higher than the prior year quarter.

Foreign sales and operating revenue totaled $27,661,000 for the quarter ended March 31, 2006, down 10.7% from the same period last year. Foreign units shipped for the quarter ended March 31, 2006 decreased by 19.6% as compared to the same period last year. Foreign installation revenue in Europe, recognized on a cost percentage-of-completion basis, was down $525,000. Revenues were reduced primarily in Europe due to severe winter weather conditions that delayed shipments into the second quarter. Partially offsetting this decline were revenues from the Company’s newly acquired Chilean operations. Revenue from the Chilean operations was $4,638,000 in the first quarter of 2006. A change in the U.S. dollar value of the Company’s foreign entity functional currencies also decreased 2006 foreign sales and operating revenue by $833,000.

Gross profit for the first quarter of 2006 was $2,607,000 or 62.0% lower than the $6,859,000 of gross profit in the prior year’s comparable period. Gross profit as a percentage of sales and operating revenue, was 6.0% for the first quarter of 2006, compared with 11.5% for the comparable period in the prior year. In the U.S., gross profit was lower primarily due to lower volumes and customer mix. Foreign gross profit also declined because of lower shipments based on inclement weather conditions in Europe.

Selling, general and administrative (“SG&A”) expenses for the first quarter of 2006 were $9,530,000 compared to $8,474,000 in the first quarter of 2005. The increase primarily resulted from $400,000 of expense for marketing and expanded selling activities, $570,000 of expenses related to the newly acquired Chilean operations and a one-time $229,000 stock option compensation charge related to the 2006 grant. Partially offsetting the increase was a decrease of $186,000 from foreign currency translation when compared to the prior year period.

Interest expense of $5,221,000 for the first quarter of 2006 was higher than last year’s $4,693,000. The increase in interest expense was primarily due to the favorable effects of the interest rate swap in the first quarter of 2005 and the increase in interest rates in 2006. In addition, the first quarter of 2006 includes $121,000 for accretion of the fair market value adjustment recorded to debt at the time hedge accounting was discontinued.

Due to a SFAS133 interpretation issued in 2005, effective January 1, 2006, the Company is no longer able to apply the short cut method of accounting for its interest rate swap. Because the Company no longer qualifies for the short cut method, the Company will no longer be able to use hedge accounting. Beginning in the first quarter of 2006, the Company recorded in other expense $1,395,000 for the change in market value of the interest rate swap from January 1, 2006 to March 31, 2006 as a result of discontinuing the use of hedge accounting.

The benefit for income taxes recognized for the quarter ended March 31, 2006 was $5,035,000 compared to $1,306,000 in the same period last year. The Company’s provision for income taxes is recorded at statutory rates for each tax jurisdiction based on total fiscal year to date results, adjusted for certain permanent differences. For the first quarter of 2006, the Company’s effective tax rate was 38.4%. For the first quarter of 2005, the income tax benefit was reduced by $1,241,000 to reinstate a deferred tax valuation allowance related to foreign tax credits generated prior to the May 18, 2004 Merger transaction recorded as an income tax benefit in the fourth quarter of 2004. This lowered the effective tax rate to 21.2% for the quarter ended March 31, 2005.

Outlook -

The results in the first quarter of 2006 were lower than last year; however, they more typically reflect the normal low levels of product deliveries and installation that occur because of inclement weather conditions in the Northern Hemisphere during this quarter. We still anticipate full year sales and operating revenues to be higher in 2006 than in 2005, including the expected revenue from the Chilean acquisition. We continue to see strong demand in our international markets and increased demand in the U.S. from our major solid waste customers. These higher revenues should result in improved gross profit compared to 2005.

Liquidity and Capital Resources -

Sources of Liquidity -

The Company’s primary source of liquidity during the period ended March 31, 2006 was cash on hand and its revolving credit facility. At March 31, 2006, the Company had working capital of $57,027,000, of which $13,464,000 was cash and cash equivalents. The Company believes that it has sufficient funding from cash on hand, cash expected from future operations and financing agreements to meet its anticipated liquidity needs, including anticipated requirements for working capital, capital expenditures and debt service in 2006.

Total capitalization as of March 31, 2006 was $231,629,000, consisting of $62,408,000 in stockholder’s equity and $169,221,000 of total debt. The total debt reflects a $2,739,000 non-cash, fair value adjustment for the net discount on senior notes.

Capital spending in 2006 is expected to be approximately $6,531,000, of which $1,313,000 was expended in the first three months. The Company expects to fund these costs with cash on hand or borrowings under its revolving credit facilities.

Borrowing Arrangements -

GSE entered into a five year installment obligation with the Seller of SL Limitada for $4.5 million on December 30, 2005, secured by a share pledge agreement for 30% of the equity of GSE Lining Technology Chile, S. A., an indirect wholly owned subsidiary of GSE. The installment obligation bears interest at 5% for the first two years, converting to a variable rate based on the London Interbank Offer Rates (LIBOR) for the remaining term. Payments are in five annual principal and interest amounts beginning on January 1, 2007.

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

In connection with the Merger, the Company entered into a $65.0 million senior secured credit facility with UBS Loan Finance LLC and certain other lenders. The senior credit facility provides a $25.0 million term loan facility and a revolving credit facility of up to $40.0 million. The revolving credit facility includes a letter of credit sub-facility of $10.0 million and a swing line sub-facility of $15.0 million. At March 31, 2006, the Company had $37.9 million available under the revolving credit facility. The term loan matures in May 2010 and the revolving credit facility matures in May 2009. The term loan facility amortizes on 24 consecutive equal quarterly installments.

Borrowings under the senior credit facility bear interest, at our option, at either a base rate or LIBOR plus, in each case, an applicable interest margin. The applicable interest margin for the term loan is 2.00% per annum for base rate loans or 3.00% per annum for LIBOR loans. The applicable interest margin for revolving loans is 1.75% per annum for base rate loans or 2.75% per annum for LIBOR loans. The applicable interest margins for the revolving credit facility and the term loan is adjustable by the lenders based upon the Company’s reported financial results, including its debt leverage ratio. The Company also is required to pay customary agency fees and expenses. The senior credit facility requires prepayment with the net proceeds of certain asset sales, the net proceeds of certain issuances of debt or preferred stock, a portion of net proceeds of certain issuances of common equity, the net proceeds from casualty and condemnation events in excess of amounts applied to repair or replace such assets, and an agreed-upon percentage of our excess cash flow (subject to certain baskets).

The senior credit facility is guaranteed by GEO Holdings and all of the Company’s existing and future direct or indirect domestic subsidiaries, but not the Company’s foreign subsidiaries or Bentofix Technologies (USA), Inc., to the extent guarantees by such subsidiaries would be prohibited by applicable tax law or could result in adverse tax consequences. The senior credit facility is secured by substantially all of the Company’s U.S. assets, and by the Company’s capital stock and the capital stock of substantially all of the Company’s domestic subsidiaries and 65% of the capital stock of substantially all of the Company’s first-tier foreign subsidiaries.

The senior credit facility requires the Company to meet certain financial tests, including but not limited to, a minimum interest coverage ratio, a maximum leverage ratio, a minimum fixed charge ratio and maximum capital expenditures. We currently are and expect to continue to be in compliance with our debt covenants in 2006. In addition, the senior credit facility contains restrictive covenants which limits, among other things, dispositions of assets, certain business changes, certain ownership changes, mergers, acquisitions, dividends, stock repurchases and redemptions, incurrence of indebtedness, issuance of preferred stock, investments, liens, transactions with affiliates, sale and leaseback transactions, and other matters customarily restricted in such agreements. The senior credit facility provides for customary events of default.

At March 31, 2006, the Company has five local foreign credit facilities. It has credit facilities with two German banks in the amount of EUR 5,100,000 (USD $6,182,000). These revolving credit facilities are secured by a corporate guarantee and bear interest at various market rates. These credit facilities are used primarily to guarantee the performance of European installation contracts and temporary working capital requirements. At March 31, 2006, the Company had EUR 3,433,000 (USD $4,161,000) available under these credit facilities with EUR 1,563,000 (USD $1,895,000) of bank guarantees outstanding and EUR 104,000 (USD $126,000) of credit line borrowings.

The Company has two credit facilities with Egyptian banks in the amount of EGP 7,917,000 (USD $1,378,000). These credit facilities bear interest at various market rates and are primarily for cash management purposes. At March 31, 2006, the Company had EGP 5,607,000 (USD $976,000) available under these credit facilities with EGP 2,022,000 (USD $352,000) of bank guarantees outstanding and EGP 288,000 (USD $50,000) of credit line borrowings.

The Company has an EGP 5,000,000 (USD $870,000) term loan with an Egyptian bank, bearing interest at 14%, secured by equipment. The promissory note requires quarterly payments of EGP 417,000 (USD $73,000) plus interest on July 27, October 27, January 27, and April 27, maturing in April 2007, and has a balance outstanding at March 31, 2006 of EGP 2,084,000 (USD $363,000).

The Company has a credit facility with a Canadian bank in the amount of Canadian Dollar 500,000 (USD $428,000) that bears interest at market rates, secured by all of the assets of the Canadian company. At March 31, 2006, the Company had the full amount available under this line.

The U.S. dollars equivalent amounts are determined using the exchange rates in effect on March 31, 2006.

Sources and Uses of Cash -

	Three Months Ended
	March 31, 2006	March 31, 2005
Cash provided by(used in) operating activities	$1,059,000	$5,115,000

Cash provided by (used in) investing activities	$(5,470,000)	$550,000

Cash used in financing activities	$(3,290,000)	$(70,000)

Cash used in operating activities during the three months ended March 31, 2006 declined in comparison to the prior year primarily due to a decrease in operating results. In addition, inventory increased in first quarter 2006 to meet expected customer shipping demands in the second and third quarters of 2006.

Cash used in investing activities during the three months ended March 31, 2006 consisted of capital expenditures of $1,313,000, the cash payment of $2.1 million for inventories related to the Chile acquisition and $2,067,000 for the acquisition on January 18, 2006 of 24.5% of the equity of Bentofix Technologies, Inc., which increased the Company’s ownership from 51% to 75.5%. Capital expenditures of $555,000 in the first three months of 2005 was offset by $1,105,000 of proceeds from the sale of assets, primarily related to the sale of real estate.

During the three months ended March 31, 2006 and 2005, cash used in financing activities was for debt repayment.

Critical Accounting Policies and Estimates

A discussion of critical accounting policies is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Except for the adoption of SFAS 123R as discussed in Note 6 to the Condensed Consolidated Financial Statements, there have been no material changes in critical accounting policies since the date of that filing or during the three months ended March 31, 2006.

Forward-looking information -

This Form 10-Q contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995, and information relating to the Company and its subsidiaries that are based on beliefs of the Company’s management, as well as assumptions made by and information currently available to the Company’s management. When used in this report, the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend” and words of similar import, as they relate to the Company or its subsidiaries or the Company’s management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitations, foreign currency exchange rates, competitive market factors, world-wide manufacturing capacity in the industry, general economic conditions around the world, raw material pricing and supply, governmental regulation and supervision, seasonality, distribution networks, and other factors described herein, as well as those identified under the caption “Risk Factors” in the Company’s Annual Report on Form 10K for the year ended December 31, 2005. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Interest Rate Risk

Our earnings may be affected by changes in interest rates due to the impact those changes have on our variable rate debt instruments. As of March 31, 2006, there was approximately $17,000,000 outstanding under our floating rate credit facilities. A change in interest rates would have no material impact on our earnings because we do not anticipate significant borrowings under these credit facilities.

In January 2005, GSE entered into an interest rate swap agreement, which effectively converted $75,000,000 of our 11% fixed rate senior notes issuance into variable rates based on six-month LIBOR rates. Effective January 1, 2006 this interest rate swap no longer qualifies for hedge accounting however the economic effect of converting $75,000,000 of fixed rate debt to variable rate debt remains unchanged. Under the swap agreement, payments are made based on a variable rate; currently 11.1725% through May 15, 2006, adjusting based on LIBOR rates every six months thereafter, and received on a fixed rate of 11%. Differentials to be received or paid under the agreement are recognized in other expense.

Our earnings are affected by changes in interest rates due to the impact those changes have on our variable-rate debt instruments. We have variable-rate debt and interest rate swap instruments at March 31, 2006 representing approximately 53.5% of the notional amount of our total debt. Holding other variables constant, including levels of indebtedness a 50 basis point change in interest rates would increase or decrease our pretax income (loss) by $460,000 annually.

Market risk for fixed-rate long-term debt is estimated as the potential increase in fair value resulting from a hypothetical 25 basis point decrease in interest rates and amounts to approximately $1.8 million as of March 31, 2006, using discounted cash flow analysis.

Foreign Currency Risk

We operate outside of the United States through foreign subsidiaries in Germany, England, Australia, Chile and Egypt that use a foreign currency as their functional currency. Foreign subsidiaries may enter into sales, installation or purchase contracts that are denominated in currencies different than the subsidiaries’ functional currency. We recognize that our international operations are subject to the risk of foreign currency fluctuations not present in domestic operations. As a result, our financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we distribute or install our products. However, currency losses from sales, installation or purchase obligations in non functional currencies have not been material to our operations as a whole. The impact on our financial position and results of operations resulting from a hypothetical change in exchange rates of the different countries we operate in cannot be reasonably estimated. No assurance can be given as to how future movements in these foreign currencies could affect our future earnings. At March 31, 2006 the revenues, operating loss and total assets for our foreign subsidiaries that do not use the U.S. dollar as their functional currency were $9.6 million, $(1.8 million), and $57.9 million, respectively.

We do financing transactions with and between our foreign subsidiaries from time to time, and foreign operations pay dividends to their U.S. parent. These transactions are normally in the currency of the lending or dividend paying entity and involve foreign currency risk.

We have not entered into hedging transactions to mitigate the effect of changes in currency exchange rates on our financial results.

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

We have not entered into purchase contracts for the future delivery of raw materials. Holding all other variables constant, a 1% increase in resin prices based on our 2006 volumes sold would have increased cost of products and services by approximately $290,000 for the first three months of 2006.

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

Based on their evaluation as of March 31, 2006, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of that date to ensure that information the Company is required to disclose in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

During the quarter ended March 31, 2006, there were no changes in internal controls over financial reporting that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information required by this Item is incorporated by reference to the discussion in footnote 11, “Litigation Update”, to our condensed consolidated financial statements included in Part I, Item 1 of this report.

ITEM 1A. RISK FACTORS

The information required by this Item is incorporated by reference to Item 1A to Part 1 of the Company’s Annual Report on Form 10K, for the fiscal year ended December 31, 2005.

ITEM 6. EXHIBITS

Exhibit No.

2.3	Share Purchase Agreement dated December 16, 2005 between GSE International, Inc. and Naue GmbH & Co. KG

31.1	Certification of Samir T. Badawi, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Kelvin R. Collard, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of Samir T. Badawi

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of Kelvin R. Collard

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GUNDLE/SLT ENVIRONMENTAL, INC.

Date: May 5, 2006	By:	/s/ Kelvin R. Collard
Kelvin R. Collard
Vice President & Chief Financial Officer