Form 10-Q
period 2006-06-30
GUNDLE SLT ENVIRONMENTAL INC
filed 2006-08-10
CIK 805023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 10, 2006
Common stock, par value $.01	100

GUNDLE/SLT ENVIRONMENTAL, INC.

INDEX

		PAGE

PART I - FINANCIAL INFORMATION

ITEM 1:	Financial Statements

	Condensed Consolidated Balance Sheets as of June 30, 2006 (Unaudited) and December 31, 2005	3

	Condensed Consolidated Statements of Income (Loss) For the Three Months Ended June 30, 2006 and 2005 (Unaudited)	4

	Condensed Consolidated Statements of Loss For the Six Months Ended June 30, 2006 and 2005 (Unaudited)	5

	Condensed Consolidated Statements of Cash Flows For the Six Months Ended June 30, 2006 and 2005 (Unaudited)	6

	Notes to Condensed Consolidated Financial Statements	7

ITEM 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

ITEM 3:	Quantitative and Qualitative Disclosures About Market Risk	30

ITEM 4:	Controls and Procedures	32

PART II - OTHER INFORMATION

ITEM 1:	Legal Proceedings	32

ITEM 1A:	Risk Factors	32

ITEM 6:	Exhibits	32

Certifications

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

GUNDLE/SLT ENVIRONMENTAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS)

	JUNE 30, 2006	DECEMBER 31, 2005
	(UNAUDITED)
ASSETS
CURRENT ASSETS:
CASH AND CASH EQUIVALENTS	$4,471	$21,094
ACCOUNTS RECEIVABLE, NET OF ALLOWANCE FOR BAD
DEBT OF $4,370 AND $5,222	70,280	62,158
CONTRACTS IN PROGRESS	10,708	2,244
INVENTORY	54,792	36,603
DEFERRED INCOME TAXES	3,653	3,305
PREPAID EXPENSES AND OTHER	5,378	1,607

TOTAL CURRENT ASSETS	149,282	127,011

PROPERTY, PLANT AND EQUIPMENT, NET	89,444	91,283
GOODWILL	64,142	63,616
CUSTOMER LISTS AND OTHER INTANGIBLE ASSETS, NET	18,623	21,744
DEFERRED INCOME TAXES	968	1,036
DEFERRED FINANCING COSTS AND OTHER ASSETS, NET	11,155	11,711

	$333,614	$316,401

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES	$61,872	$48,102
ADVANCE BILLINGS ON CONTRACTS IN PROGRESS	751	1,431
CURRENT PORTION OF LONG-TERM DEBT	24,731	6,635
DEFERRED INCOME TAXES	700	648
INCOME TAXES PAYABLE	388	1,867
TOTAL CURRENT LIABILITIES	88,442	58,683

LONG-TERM DEBT	162,916	165,650
OTHER LIABILITIES	6,366	4,151
DEFERRED INCOME TAXES	11,151	15,088
MINORITY INTEREST	1,087	3,198

STOCKHOLDER'S EQUITY:
COMMON STOCK, $.01 PAR VALUE, 1,000 SHARES
AUTHORIZED, 100 SHARES ISSUED	-	-
ADDITIONAL PAID-IN CAPITAL	60,771	60,629
RETAINED EARNINGS	163	8,998
ACCUMULATED OTHER COMPREHENSIVE INCOME	2,718	4

TOTAL STOCKHOLDER'S EQUITY	63,652	69,631

	$333,614	$316,401

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GUNDLE/SLT ENVIRONMENTAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF LOSS
(AMOUNTS IN THOUSANDS)
(UNAUDITED)

	THREE MONTHS ENDED JUNE 30, 2006	THREE MONTHS ENDED JUNE 30, 2005

SALES AND OPERATING REVENUE	$103,194	$86,965
COST OF PRODUCTS & SERVICES	86,794	72,605

GROSS PROFIT	16,400	14,360

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES	9,972	8,479

OPERATING INCOME	6,428	5,881

OTHER (INCOME) EXPENSES:
INTEREST EXPENSE	5,484	4,713
INTEREST INCOME	(286)	(179)
CHANGE IN FAIR VALUE OF DERIVATIVES	917	-
FOREIGN EXCHANGE LOSS (GAIN)	(37)	130
MINORITY INTEREST	72	(59)
OTHER (INCOME) EXPENSE, NET	(58)	(139)

INCOME BEFORE INCOME TAXES	336	1,415

INCOME TAX PROVISION	1,095	380

NET INCOME (LOSS)	$(759)	$1,035

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GUNDLE/SLT ENVIRONMENTAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF LOSS
(AMOUNTS IN THOUSANDS)
(UNAUDITED)

	SIX MONTHS ENDED JUNE 30, 2006	SIX MONTHS ENDED JUNE 30, 2005

SALES AND OPERATING REVENUE	$146,961	$146,629
COST OF PRODUCTS & SERVICES	127,954	125,410

GROSS PROFIT	19,007	21,219

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES	19,502	16,952

OPERATING INCOME	(495)	4,267

OTHER (INCOME) EXPENSES:
INTEREST EXPENSE	10,705	9,407
INTEREST INCOME	(610)	(382)
CHANGE IN FAIR VALUE OF DERIVATIVES	2,313	-
FOREIGN EXCHANGE LOSS (GAIN)	(126)	152
MINORITY INTEREST	57	(69)
OTHER EXPENSE, NET	(58)	(90)

LOSS BEFORE INCOME TAXES	(12,776)	(4,751)

INCOME TAX BENEFIT	(3,941)	(926)

NET LOSS	$(8,835)	$(3,825)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GUNDLE/SLT ENVIRONMENTAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS IN THOUSANDS)
 (UNAUDITED)

	SIX MONTHS ENDED JUNE 30, 2006	SIX MONTHS ENDED JUNE 30, 2005

CASH FLOWS FROM OPERATING ACTIVITIES:
NET LOSS	$(8,835)	$(3,825)
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
DEPRECIATION	5,704	5,181
AMORTIZATION OF INTANGIBLES	2,810	2,351
AMORTIZATION OF DEBT ISSUANCE COSTS	993	994
AMORTIZATION OF NON-COMPETE AGREEMENT	53	53
AMORTIZATION OF PREMIUM ON SENIOR NOTES	(20)	(44)
DEFERRED INCOME TAXES	(4,724)	(2,198)
STOCK OPTION COMPENSATION	229	-
MINORITY INTEREST	57	(69)
(GAIN) LOSS ON SALE OF ASSETS	(109)	16
CHANGE IN OPERATING ASSETS AND LIABILITIES, NET OF
EFFECTS FROM ACQUISITIONS:
ACCOUNTS RECEIVABLE	(7,012)	(13,048)
CONTRACTS IN PROGRESS	(8,349)	(10,213)
INVENTORY	(17,171)	5,048
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES	15,509	5,369
ADVANCE BILLINGS ON CONTRACTS IN PROGRESS	(740)	170
INCOME TAXES PAYABLE	(1,489)	127
OTHER ASSETS AND LIABILITIES	(1,160)	(2,368)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(24,254)	(12,456)

CASH FLOWS FROM INVESTING ACTIVITIES:
ADDITIONS TO PROPERTY, PLANT AND EQUIPMENT	(2,882)	(1,258)
PROCEEDS FROM SALE OF EQUIPMENT	231	1,131
ACQUISITION OF MINORITY INTEREST	(2,067)	-
ACQUISITION OF BUSINESS	(2,166)	-

NET CASH PROVIDED BY (USED) IN INVESTING ACTIVITIES	(6,884)	(127)

CASH FLOWS FROM FINANCING ACTIVITIES:
ADVANCES ON REVOLVER	25,192	-
REPAYMENTS ON REVOLVER	(8,106)	-
RETIREMENT OF LONG TERM DEBT	(2,135)	(142)
MINORITY INTEREST DIVIDENDS	(569)	-

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	14,382	(142)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	133	(412)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(16,623)	(13,137)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	21,094	23,716

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$4,471	$10,579

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

The accompanying unaudited, condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for the fair presentation of such financial statements for the periods indicated. Certain information relating to the Company’s organization and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in this report pursuant to Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission. However, the Company believes that the disclosures herein are adequate to make the information presented not misleading. The results for the six months ended June 30, 2006 are not necessarily indicative of future operating results. Certain reclassifications have been made to the 2005 financial statements in order to conform to the 2006 presentation. The Company’s operations are subject to seasonal fluctuation, with the greatest volume of product deliveries and installations typically occurring in the summer and fall months. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

(2) Inventory -

Inventory is stated at the lower of cost or market. Cost, which includes material, labor and overhead, is determined by the weighted average cost method, which approximates the first in, first out cost method. Inventory consisted of the following (in 000’s):

	June 30, 2006	December 31, 2005
Raw materials and supplies	$25,275	$17,981
Finished goods	29,517	18,622
Total	$54,792	$36,603

(3) Income Taxes -

The Company’s provision for income taxes is recorded at statutory rates for each tax jurisdiction based on fiscal year to date results, adjusted for certain permanent differences. For the second quarter of 2006, the Company’s effective tax rate was 325.9%. Included in the 2006 quarterly provision was $659,000 of income tax expense on foreign dividends that reduced U.S. net operating loss assets. In addition, the Company also recorded a $510,000 adjustment related to the carrying value of state net operating loss assets based on a detailed state-by-state analysis taking into consideration apportionment factors and individual state return requirements. For the second quarter of 2005, the income tax benefit was reduced by $1,241,000 to reinstate a deferred tax valuation allowance related to foreign tax credits generated prior to the May 18, 2004 Merger transaction recorded as an income tax benefit in the fourth quarter of 2004. This lowered the effective tax rate to 26.8% for the quarter ended June 30, 2005.

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

Balance at December 31, 2005	$2,170
Warranty obligations accrued/adjusted	33
Warranty obligations paid	(199)
Balance at June 30, 2006	$2,004

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

(6) Stock-Based Compensation -

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) 123R, Share-Based Payments, using the modified prospective transition method. Prior to 2006, the Company accounted for stock awards granted to employees under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for stock issued to Employees, and related Interpretations. At the time of the Merger, 333,600 fully vested predecessor Company stock options held by certain key employees were exchanged for fully vested options to purchase 333,600 shares of common stock of GEO Holdings. The fair value of the option exchange, $5.4 million, was included in determining the aggregate purchase price paid by GEO Holdings for the Company. From the time of the Merger until January 1, 2006, no options were issued. As a result, no compensation expense has been recognized by the Company prior to its adoption of SFAS 123R. Compensation expense recognized in the first quarter of 2006 relates to share-based awards granted by GEO Holdings to employees of the Company subsequent to January 1, 2006 based on the grant date fair value in accordance with SFAS 123R.

Compensation cost arising from stock options granted to employees is recognized as expense over the requisite service period. On March 1, 2006, pursuant to the GEO Holdings 2004 Stock Option Plan, the Board granted stock options with an exercise price of $21.35 per share to key employees of the Company representing 71,788 shares of GEO Holdings common stock. The options were fully vested on the grant date and all of the stock based compensation of $228,817 ($141,687 net of tax) was recognized during the first quarter of 2006 with a corresponding increase of $141,687 to Additional Paid-in Capital.

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

The grant date fair value of the options granted during the three months ended March 31, 2006 was determined to be $3.19.

The following table summarizes stock options outstanding for GEO Holdings as of June 30, 2006 as well as activity during the six months then ended:

	Shares	Range of Exercise Price	Weighted Average Exercise Price
Outstanding at December 31, 2005:	333,600	$2.32 - $11.13	$3.67
Granted	71,788	$21.35	$21.35
Exercised	−	−	−
Forfeited	−	−	−
Outstanding and exercisable at June 30, 2006:	405,388	$2.32 -$21.35	$6.80

All outstanding stock options are held by employees of the Company and have an expiration date of 10 years from the date of grant. At June 30, 2006, the average remaining contractual life of options outstanding and exercisable was 8.1 years.

At June 30, 2006, the intrinsic value of options outstanding and exercisable was $5,533,000. (The intrinsic value of a stock option is the difference between the market value of the underlying stock and the exercise price of the option.) The Company estimated the underlying value of the stock using a discounted cash flow model of future anticipated cash flows discounted back to current time and adjusted for illiquidity of the stock. No options were exercised during the six months ended June 30, 2006.

(7) Related Party Transactions -

Management Agreement with CHS Management IV LP -

In connection with the Merger, the Company entered into a management agreement with GEO Holdings and CHS Management IV LP (“CHS Management”), a limited partnership (1) in which CHS is the general partner and (2) which is the general partner of CHS IV. Under the management agreement, CHS Management provides certain financial and management consulting services to GEO Holdings and to the Company. In consideration for those services, the Company pays fees to CHS Management in an aggregate annual amount of $2.0 million, payable in equal monthly installments. The Company also agreed to reimburse CHS Management for its reasonable travel and other out-of-pocket expenses and pay additional transaction fees to them in the event the Company or any of its affiliates complete add-on acquisitions. In connection with the structuring and implementation of the Merger and related financing transactions, GEO Holdings paid CHS Management fees in the aggregate amount of $5.0 million at the completion of the Merger. Under the management agreement, GEO Holdings agreed to pay CHS Management a fee equal to 5% of the proceeds of GEO Holdings capital stock purchased from time to time by CHS Management or its affiliates. The annual management fee is subordinated to the prior payment in full of principal, interest and premium due and owing under the Company’s new senior credit facility and the indenture governing its senior notes, but the Company may pay the management fee at all times except during certain events of default under the new senior credit facility or under the indenture governing the notes. In the event any portion of the management fee is not so paid, such amount will accrue and become due and payable in the next month when payment is permitted.

(8) Other Comprehensive Income (in 000’s) -

	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005

Net Loss	$(8,835)	$(3,825)
Translation Adjustment	2,714	(4,064)
Comprehensive Loss	$(6,121)	$(7,889)

(9) Business Combinations -

Share Purchase Agreement - Bentofix Technologies, Inc.

On January 18, 2006, GSE International (a wholly owned subsidiary of the Company) entered into a share purchase agreement with Naue GmbH & CO KG (“Naue”) to acquire all the issued and outstanding shares of Bentofix Technologies, Inc. held by Naue for $2,400,000 CDN ($2,066,649 US). The purchase of these shares increased the Company’s ownership percentage in Bentofix Technologies from 51% to 75.5% and was recorded as a $1,600,000 reduction in the minority interest obligation and an increase of $466,649 to goodwill.

Chile Acquisition 2005 - SL Limitada

In December 2005, the Company completed an acquisition of the operating assets of SL Limitada, (SL), a privately owned company located in Santiago and Antofagasta, Chile. The acquisition was completed pursuant to an Asset Purchase Agreement, dated December 30, 2005, for a total purchase price of $15.45 million. In addition, the Company paid $2.1 million during the first quarter of 2006 under a separate agreement for the purchase of the raw material and finished goods inventory. The Company also paid $308,000 of closing costs and fees. The transaction was financed with cash and a $4.5 million seller note payable in annual installments over a five year period.

The following table summarizes the estimated fair values of the net assets and liabilities acquired (in thousands):

Current Assets	$5,771
Property and equipment	6,472
Customer lists and other intangibles	4,381
Goodwill	4,642

Total assets acquired	21,266

Current liabilities	3,412

Net assets acquired	$17,854

Cash paid in 2005	$11,188
Cash Paid in 2006	2,166
Seller financed note payable	4,500

Total Consideration	$17,854

The Company’s purchase price allocation is preliminary and subject to change for a period of one year following the acquisition, although management believes it is materially correct as of June 30, 2006.

(10) Long-Term Debt -

Long-term debt consists of the following (in 000’s):

	June 30, 2006	December 31, 2005

11% Senior Notes	$150,000	$150,000

Revolving credit facility	17,500	-

Foreign revolving credit facilities	2,060	2,363

Term Loan with quarterly installments of approximately
$995,000 beginning in March 2006, bearing interest at a
floating rate	15,925	17,917

Term Loan - Egyptian bank secured by equipment, bears
interest at 14% with quarterly installments of $72,000	290	436

Term Loan - seller note with annual installments of $900,000 beginning in January 2007, bearing interest at 5% for first two
years and then a floating rate thereafter	4,500	4,500
	190,275	175,216
Less — current maturities	(24,731)	(6,635)
Net discount on senior notes	(2,628)	(2,931)
	$162,916	$165,650

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

The indenture governing the notes, among other things: (1) restricts the ability of the Company and its subsidiaries to incur additional indebtedness, issue shares of preferred stock, incur liens, pay dividends or make certain other restricted payments and enter into transactions with affiliates; (2) prohibits certain restrictions on the ability of certain of the Company’s subsidiaries to pay dividends or make certain payments to the Company; and (3) places restrictions on the ability of the Company and its subsidiaries to merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of assets. The indenture related to these notes and the new senior credit facility also contains various covenants that limit the Company’s discretion in the operation of its businesses.

Senior Credit Facility -

In connection with the Merger, the Company entered into a new $65.0 million senior secured credit facility with UBS Loan Finance LLC and certain other lenders.

The senior credit facility provides a $25.0 million term loan facility and a revolving credit facility of up to $40.0 million. The revolving credit facility includes a letter of credit sub-facility of $10.0 million and a swing line sub-facility of $15.0 million. The term loan matures in May 2010 and the revolving credit facility matures in May 2009. The term loan facility amortizes over 24 consecutive equal quarterly installments. Borrowings bear interest, at the Company’s option, at either a base rate or LIBOR plus, in each case, an applicable interest margin. The applicable interest margin for the term loan is 2.00% per annum for base rate loans or 3.00% per annum for LIBOR loans. The applicable interest margin for revolving loans is 1.75% per annum for base rate loans or 2.75% per annum for LIBOR loans. The applicable interest margins for the revolving credit facility and the term loan are adjustable by the lenders based upon the Company’s reported financial results, including its debt leverage ratio. The Company is also required to pay customary agency fees and expenses. At June 30, 2006, the Company has borrowings of $17.5 million under the revolving credit facility for working capital needs. The Company intends to repay the full amount of borrowings under the revolving credit facility by year end from cash generated from operations.

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

Foreign Debt -

At June 30, 2006, the Company had five local foreign credit facilities. It had credit facilities with two German banks in the amount of EUR 5,100,000 (USD $6,524,000). These revolving credit facilities are secured by a corporate guarantee and bear interest at various market rates. These credit facilities are used primarily to guarantee the performance of European installation contracts and temporary working capital requirements. At June 30, 2006, the Company had EUR 2,108,000 (USD $2,697,000) available under these credit facilities with EUR 1,382,000 (USD $1,768,000) of bank guarantees outstanding and EUR 1,610,000 (USD $2,060,000) of credit line borrowings.

The Company has two credit facilities with Egyptian banks in the amount of EGP 8,333,000 (USD $1,448,000). These credit facilities bear interest at various market rates and are primarily for cash management purposes. At June 30, 2006, the Company had EGP 6,311,000 (USD $1,097,000) available under these credit facilities with EGP 2,022,000 (USD $351,000) of bank guarantees outstanding. At June 30, 2006, the Company had no credit line borrowings under these facilities.

The Company has an EGP 5,000,000 (USD $869,000) term loan with an Egyptian bank, bearing interest at 14%, secured by equipment. The promissory note requires quarterly payments of EGP 417,000 (USD $72,000) plus interest on July 27, October 27, January 27, and April 27, maturing in April 2007, and has a balance outstanding at June 30, 2006 of EGP 1,668,000 (USD $290,000).

The Company has a credit facility with a Canadian bank in the amount of Canadian Dollar 500,000 (USD $448,000) that bears interest at market rates, secured by all of the assets of the Canadian company. At June 30, 2006, the Company had the full amount available under this line.

In conjunction with the acquisition of SL Limitada, GSE entered into a five-year installment obligation with the Seller of SL Limitada for $4.5 million, secured by a share pledge agreement for 30% of the equity of GSE Lining Technology Chile, S.A., an indirect wholly owned subsidiary of GSE. The installment obligation bears interest at 5% for the first two years, converting to a variable rate based on the London Interbank Offer Rates (LIBOR) for the remaining term. Payments are in five annual principal and interest installments beginning on January 1, 2007.

Summarized below are the maturities of long-term debt of the Company during the next five years and thereafter, excluding the fair value adjustment associated with the interest rate swap and the unamortized premium on the senior notes because they will not result in cash payments (in 000’s).

Year Ending December 31

2006	21,695
2007	5,025
2008	4,881
2009	4,881
2010	2,893
Thereafter	150,900
Total	$190,275

Derivative Financial Instruments -

Due to a SFAS 133 interpretation issued in 2005, effective January 1, 2006, the Company is no longer able to apply the short cut method of accounting for its interest rate swap. As of December 31, 2005, the fair value of the interest rate swap agreement of $3,110,000 was recorded in other liabilities with a corresponding decrease in the carrying value of debt.

Because the Company no longer qualifies for the short cut method, the Company will no longer be able to use hedge accounting. Beginning January 1, 2006, the Company began accreting the $3,110,000 reduction in the carrying value of debt as a yield adjustment to interest expense over the life of the debt. During the six month period ended June 30, 2006, accretion of this discount increased interest expense by approximately $242,000. In addition, on January 1, 2006, the Company began marking to market the liability for the change in value of the interest rate swap and reflecting the change in value in the line item titled “Change in Fair Value of Derivatives” in the Consolidated Statement of Income/(Loss). As of June 30, 2006, the fair value of the interest rate swap recorded in other liabilities had increased to $5,364,000. For the six months ended June 30, 2006, the Company recorded $2,254,000 of expense related to the mark-to-market change in value of the interest rate swap.

The senior notes, issued in connection with the Merger, provide for two embedded derivatives that allow for optional early redemption of the senior notes. With expiration dates of May 15, 2007 and May 15, 2008, these embedded derivatives are not considered clearly and closely related to the debt agreement, and therefore, are required to be valued separately from the senior notes. The fair value of these options as of June 30, 2006 was $1,500 and is recorded in other assets. Changes in the fair value of these derivatives are recorded in the line item titled “Change in Fair Value of Derivatives” in the Consolidated Statement of Income/(Loss). For the six months ended June 30, 2006, these expenses were $59,000.

At the issue date of the senior notes, the fair value of the embedded derivatives was determined to be $324,000. This amount was recorded in other assets with a corresponding credit to the carrying value of the senior notes. This premium is amortized as a yield adjustment to interest expense over the life of the debt. During the six month period ended June 30, 2006, amortization of this premium reduced interest expense by approximately $20,000.

(11) Litigation Update -

The Company is a third-party defendant in a lawsuit that was filed in September 1997 in the Supreme Court of New York, County of Richmond (Mario Cicala v. Interstate Industrial Corporation, Stearns, Conrad and Schmidt Consulting Engineers, Inc., Interstate Industrial Corporation v. Gundle Lining Construction Corp. and Gundle Lining Construction Corp. v. The City of New York; Case No. 13076/97). The plaintiff, Mario Cicala, was a Company employee who slipped and fell at a job site and brought a claim against the primary defendants for $20,000,000. On July 19, 2006, the defendants compromised and settled the plaintiff’s personal injury damage claim for $1.4 million and waiver of worker’s compensation subrogation rights. The Company is liable for $900,000 of the settlement cost, none of which will be reimbursed by its insurance carrier, Reliance National Insurance in Liquidation. The Texas Property and Casualty Insurance Guaranty Association and New York Liquidation Bureau contributed $350,000 to the settlement, along with $150,000 from Interstate Industrial Corp. The Company increased its legal reserve by $900,000 in the second quarter to reflect the settlement of the Cicala lawsuit.

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

GUNDLE/SLT ENVIRONMENTAL, INC.
CONDENSED CONSOLIDATING BALANCE SHEET

	As of June 30, 2006
	Gundle	US Guarantors	Non US Non-Guarantors	Consolidating Entries	Consolidated
(in thousands)
ASSETS
Current Assets:
Cash and Cash Equivalents	$37	$1,900	$2,534	$-	$4,471
Accounts Receivable, Net	-	36,705	42,618	(9,043)	70,280
Contracts in Progress	-	7,786	2,922	-	10,708
Inventory	-	29,693	25,099	-	54,792
Deferred Income Taxes	-	3,567	86	-	3,653
Prepaid Expenses and Other	-	2,169	3,209	-	5,378
Total Current Assets	37	81,820	76,468	(9,043)	149,282

Property, Plant and Equipment, Net	-	53,141	36,330	(27)	89,444
Goodwill	41,420	17,612	5,110	-	64,142
Customer Lists and Other Intangible Assets, Net	-	8,158	10,465	-	18,623
Deferred Income Taxes	-	909	59	-	968
Deferred Financing Costs and Other Assets, Net	10,265	714	176	-	11,155

	$51,722	$162,354	$128,608	$(9,070)	$333,614

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
Accounts Payable and Accrued Liabilities	$2,267	$34,343	$34,293	$(9,031)	$61,872
Advance Billings on Contracts	-	50	701	-	751
Current Portion of Long-term Debt	21,481	-	3,250	-	24,731
Deferred Income Taxes	-	-	700	-	700
Income Taxes Payable	-	334	54	-	388
Total Current Liabilities	23,748	34,727	38,998	(9,031)	88,442

Long-term Debt	159,316	-	3,600	-	162,916

Other Liabilities	5,364	-	1,002	-	6,366
Deferred Income Taxes	-	4,072	7,079	-	11,151
Minority Interest	-	-	1,087	-	1,087
Investments in Subsidiaries and Intercompany	(155,148)	76,993	16,961	61,194	-
Stockholder's Equity	18,442	46,562	59,881	(61,233)	63,652

	$51,722	$162,354	$128,608	$(9,070)	$333,614

GUNDLE/SLT ENVIRONMENTAL, INC.
CONDENSED CONSOLIDATING BALANCE SHEET

	As of December 31, 2005
	Gundle	US Guarantors	Non US Non-Guarantors	Consolidating Entries	Consolidated
(in thousands)
ASSETS
Current Assets:
Cash and Cash Equivalents	$37	$14,558	$6,499	$-	$21,094
Accounts Receivable, Net	(63)	37,240	30,332	(5,351)	62,158
Contracts in Progress	-	561	1,683	-	2,244
Inventory	-	16,290	20,313	-	36,603
Deferred Income Taxes	-	3,296	9	-	3,305
Prepaid Expenses and Other	-	94	1,513	-	1,607
Total Current Assets	(26)	72,039	60,349	(5,351)	127,011

Property, Plant and Equipment, Net	-	56,014	35,299	(30)	91,283
Goodwill	41,420	17,612	4,584	-	63,616
Customer Lists and Other Intangible Assets, Net	-	10,351	11,393	-	21,744
Deferred Income Taxes	-	982	54	-	1,036
Deferred Financing Costs and Other Assets, Net	11,316	11	384	-	11,711

	$52,710	$157,009	$112,063	$(5,381)	$316,401

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
Accounts Payable and Accrued Liabilities	$2,112	$27,251	$24,082	$(5,343)	$48,102
Advance Billings on Contracts	-	546	885	-	1,431
Current Portion of Long-term Debt	3,981	-	2,654	-	6,635
Deferred Income Taxes	-	-	648	-	648
Income Taxes Payable	-	1,077	790	-	1,867
Total Current Liabilities	6,093	28,874	29,059	(5,343)	58,683

Long-term Debt	161,005	-	4,645	-	165,650

Other Liabilities	3,191	-	960	-	4,151
Deferred Income Taxes	-	7,972	7,116	-	15,088
Minority Interest	-	-	3,198	-	3,198
Investments in Subsidiaries and Intercompany	(147,450)	76,861	11,461	59,128	-
Stockholder's Equity	29,871	43,302	55,624	(59,166)	69,631

	$52,710	$157,009	$112,063	$(5,381)	$316,401

GUNDLE/SLT ENVIRONMENTAL, INC.
CONDENSED STATEMENT OF OPERATIONS

	For the Quarter Ended June 30, 2006
	Gundle	US Guarantors	Non US Non-Guarantors	Consolidating Entries	Consolidated
(in thousands)
Sales and operating revenue	$-	$61,149	$50,754	$(8,709)	$103,194

Cost of products and services	-	51,254	44,252	(8,712)	86,794

Gross profit	-	9,895	6,502	3	16,400

Selling, General and Administrative Expenses	-	6,675	3,297	-	9,972

Operating income	-	3,220	3,205	3	6,428

Other expenses (income)
Affiliate dividend income	-	(1,882)	(1,271)	3,153	-
Other	7,505	(1,838)	429	(4)	6,092
	7,505	(3,720)	(842)	3,149	6,092

Income (loss) before income taxes	(7,505)	6,940	4,047	(3,146)	336

Provision (benefit) for income taxes	(2,852)	3,257	690	-	1,095

Net income (loss)	$(4,653)	$3,683	$3,357	$(3,146)	$(759)

	For the Quarter Ended June 30, 2005
	Gundle	US Guarantors	Non US Non-Guarantors	Consolidating Entries	Consolidated
(in thousands)
Sales and operating revenue	$-	$50,631	$40,590	$(4,256)	$86,965

Cost of products and services	-	41,750	35,111	(4,256)	72,605

Gross profit	-	8,881	5,479	-	14,360

Selling, General and Administrative Expenses	-	5,623	2,856	-	8,479

Operating income	-	3,258	2,623	-	5,881

Other expenses (income)
Affiliate dividend income	-	(5,085)	-	5,085	-
Other	2,031	2,419	11	5	4,466
	2,031	(2,666)	11	5,090	4,466

Income (loss) before income taxes	(2,031)	5,924	2,612	(5,090)	1,415

Provision (benefit) for income taxes	(772)	113	1,039	-	380

Net income (loss)	$(1,259)	$5,811	$1,573	$(5,090)	$1,035

GUNDLE/SLT ENVIRONMENTAL, INC.
CONDENSED STATEMENT OF OPERATIONS

	For the Six Months Ended June 30, 2006
	Gundle	US Guarantors	Non US Non-Guarantors	Consolidating Entries	Consolidated
(in thousands)
Sales and operating revenue	$-	$82,887	$75,238	$(11,164)	$146,961

Cost of products and services	-	72,361	66,754	(11,161)	127,954

Gross profit		10,526	8,484	(3)	19,007

Selling, General and Administrative Expenses	-	13,073	6,429	-	19,502

Operating income (loss)	-	(2,547)	2,055	(3)	(495)

Other expenses (income)
Affiliate dividend income	-	(1,882)	(1,271)	3,153	-
Other	18,434	(6,775)	624	(2)	12,281
	18,434	(8,657)	(647)	3,151	12,281

Income (loss) before income taxes	(18,434)	6,110	2,702	(3,154)	(12,776)

Provision (benefit) for income taxes	(7,005)	2,991	73	-	(3,941)

Net income (loss)	$(11,429)	$3,119	$2,629	$(3,154)	$(8,835)

	For the Six Months Ended June 30, 2005
	Gundle	US Guarantors	Non US Non-Guarantors	Consolidating Entries	Consolidated
(in thousands)
Sales and operating revenue	$-	$85,612	$66,998	$(5,981)	$146,629

Cost of products and services	-	72,672	58,719	(5,981)	125,410

Gross profit		12,940	8,279	-	21,219

Selling, General and Administrative Expenses	-	11,516	5,436	-	16,952

Operating income	-	1,424	2,843	-	4,267

Other expenses (income)
Affiliate dividend income	-	(5,085)	-	5,085	-
Other	10,263	(1,333)	83	5	9,018
	10,263	(6,418)	83	5,090	9,018

Income (loss) before income taxes	(10,263)	7,842	2,760	(5,090)	(4,751)

Provision (benefit) for income taxes	(3,900)	2,082	892	-	(926)

Net income (loss)	$(6,363)	$5,760	$1,868	$(5,090)	$(3,825)

GUNDLE/SLT ENVIRONMENTAL, INC.
CONDENSED STATEMENT OF CASH FLOWS

	For the Six Months Ended June 30, 2006
	Gundle	US Guarantors	Non US Non-Guarantors	Consolidating Entries	Consolidated
(in thousands)
Net cash flow used in operating activities	$(2,339)	$(17,673)	$(1,147)	$(3,153)	$(24,312)

Net cash flow provided by (used in) investing activities:
Additions to property, plant & equipment	-	(777)	(2,105)	-	(2,882)
Proceeds from sale of assets	-	189	42	-	231
Acquisition of business	-	-	(2,108)	-	(2,108)
Acquisition of Minority Interest	-	(2,067)	-	-	(2,067)
	-	(2,655)	(4,171)	-	(6,826)

Net cash flow provided by (used in) financing activities:
Advances on revolver	22,500	-	2,692	-	25,192
Repayments on revolver	(5,000)	-	(3,106)	-	(8,106)
Retirement of long-term debt	(1,991)	-	(144)	-	(2,135)
Minority Interest Dividends	-	-	(569)	-	(569)
Intercompany financing	(13,170)	7,670	2,347	3,153	-
	2,339	7,670	1,220	3,153	14,382

Effect of exchange rate changes on cash	-	-	133	-	133

Net decrease in cash and cash equivalents	-	(12,658)	(3,965)	-	(16,623)
Cash and cash equivalents at beginning of period	37	14,558	6,499	-	21,094

Cash and cash equivalents at end of period	$37	$1,900	$2,534	$-	$4,471

	For the Six Months Ended June 30, 2005
	Gundle	US Guarantors	Non US Non-Guarantors	Consolidating Entries	Consolidated
(in thousands)
Net cash flow provided by (used in) operating activities	$(12,309)	$460	$4,478	$(5,085)	$(12,456)

Net cash flow provided by (used in) investing activities:
Additions to property, plant & equipment	-	(459)	(799)	-	(1,258)
Proceeds from sale of assets	-	1,081	50	-	1,131
	-	622	(749)	-	(127)

Net cash flow provided by (used in) financing activities:
Retirement of long-term debt	-	-	(142)	-	(142)
Intercompany financing	12,309	(11,586)	(5,808)	5,085	-
	12,309	(11,586)	(5,950)	5,085	(142)

Effect of exchange rate changes on cash	-	-	(412)	-	(412)

Net decrease in cash and cash equivalents	-	(10,504)	(2,633)	-	(13,137)
Cash and cash equivalents at beginning of period	37	14,988	8,691	-	23,716

Cash and cash equivalents at end of period	$37	$4,484	$6,058	$-	$10,579

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

Raw material cost of our products makes up approximately 78% of our product cost. The cost of these raw materials changes due to factors outside of the Company’s control, including worldwide capacity, market demand, and the price of feed stocks such as natural gas and oil. The Company’s profitability depends on its ability to change the prices of its products as raw material costs change, which the Company has historically been able to do. While GSE supplies 40% to 50% of the world’s geosynthetic products, most of GSE’s competitors are regional, family-owned businesses that bid for business along with the Company in their areas.

The Company’s operations are subject to seasonal fluctuation, with the greatest volume of product deliveries and installations typically occurring in the summer and fall months. In particular, the Company’s operating results are most significantly impacted in the first quarter, as both product deliveries and installations are at relatively lower levels due to the inclement weather experienced in the Northern Hemisphere, affecting when the installation season begins.

The Merger -

Code Hennessy & Simmons IV LP (“CHS IV”) formed GEO Holdings Corp. (“GEO Holdings”) to acquire all of the equity interests of the Company. On May 18, 2004, GEO Sub Corp., a wholly owned subsidiary of GEO Holdings, merged with and into the Company, with the Company surviving the Merger (the “Merger”). Each share of the Company’s common stock converted into the right to receive $18.50 in cash, in a transaction valued at approximately $242.1 million. As a result of the Merger, all of the outstanding capital stock of the Company is owned by GEO Holdings. CHS IV is an entity controlled by Code Hennessy & Simmons LLC (“CHS”).

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

Results of Operations -

Three months ended June 30, 2006, compared to three months ended June 30, 2005:

Selected financial data (in 000’s):

	Three Months Ended
	June 30, 2006	June 30, 2005

Sales and operating revenue	$103,194	$86,965
Gross profit	16,400	14,360
Selling, general & administrative expenses	9,972	8,479
Operating income	6,428	5,881
Interest expense	5,484	4,713
Interest income	(286)	(179)
Change in fair value of derivatives	917	-
Foreign exchange loss/(gain)	(37)	130
Minority interest	72	(59)
Other (income) expense, net	(58)	(139)
Income before tax	336	1,415
Income tax provision	1,095	380
Net income (loss)	$(759)	$1,035

For the quarter ended June 30, 2006, sales and operating revenue was $103,194,000 compared with $86,965,000 for the same period last year, an increase of $16,229,000 or 18.7%. Units shipped for the quarter ended June 30, 2006 were up 16.6% from the same quarter of the prior year and unit prices were up 5.0%. Units installed for the quarter ended June 30, 2006 were down 13.3% from last year’s second quarter.

U.S. sales and operating revenue totaled $55,831,000 which was 25.2% higher than the same period last year. The increase in revenue was primarily due to a 14.9% increase in shipments compared to the prior year. In addition, sales price per unit increased 9.0% over the prior period driven by higher raw material costs in 2006. U.S. installation revenue, recognized on a cost percentage-of-completion basis, was 13.4% higher than the prior year quarter.

Foreign sales and operating revenue totaled $47,363,000 for the quarter ended June 30, 2006, up 11.7% from the same period last year. Foreign units shipped for the second quarter of 2006 increased by 18.0% as compared to the same period last year. The increase in revenues was attributed to the Company’s newly acquired Chilean operations. For the other foreign revenues, an increase in volumes was offset by a decrease in average sales prices. Foreign installation revenues increased 26.7% over the prior year due to higher sales prices, which more than offset lower units installed. The change in the U.S. dollar value of the Company’s foreign entity functional currencies increased 2006 foreign sales and operating revenue by $218,000.

Gross profit for the second quarter of 2006 was $16,400,000 or 14.2% higher than the $14,360,000 of gross profit in the prior year’s comparable period. Gross profit as a percentage of sales and operating revenue was 15.9% for the second quarter of 2006, compared with 16.5% for the comparable period in the prior year, but was flat on a dollar per unit basis. U.S. gross profit increased 13.0% over the prior quarter primarily due to the increase in shipments. Foreign gross profit for the second quarter of 2006 increased 15.7% over the same quarter of the prior year primarily due to increased shipments. The newly acquired Chilean operations made up 73% of the increase.

Selling, general and administrative (“SG&A”) expenses for the second quarter of 2006 were $9,972,000 compared to $8,479,000 in the second quarter of 2005. The increase was primarily from $648,000 related to the newly acquired Chilean operations and a $900,000 increase in our legal reserve for the settlement of the Cicala lawsuit.

Interest expense was $5,484,000 for the second quarter of 2006 as compared to $4,713,000 for the 2005 second quarter. The increase in interest expense was primarily due to increased interest rates, increased debt levels, and accretion of the fair market value adjustment of $121,000 recorded due to hedge accounting being discontinued in the beginning of 2006.

Due to a SFAS 133 interpretation issued in 2005, effective January 1, 2006, the Company is no longer able to apply the short cut method of accounting for its interest rate swap. Because the Company no longer qualifies for the short cut method, the Company will no longer be able to use hedge accounting. In the second quarter of 2006, the Company recorded $908,000 in other expense for the change in market value of the interest rate swap from April 1, 2006 to June 30, 2006.

Income tax expense recognized for the quarter ended June 30, 2006 was $1,095,000 compared to $380,000 for the same period last year. The Company’s provision for income taxes is recorded at statutory rates for each tax jurisdiction based on total fiscal year to date results, adjusted for certain permanent differences. For the second quarter of 2006, the Company’s effective tax rate was 325.9% compared to 26.9% for the same period last quarter. Included in the 2006 quarterly provision was $659,000 of income tax expense on foreign dividends that reduced U.S. net operating loss assets. In addition, the Company also recorded a $510,000 adjustment related to the carrying value of state net operating loss assets based on a detailed state-by-state analysis taking into consideration apportionment factors and individual state return requirements. For the second quarter of 2005, the income tax benefit was reduced by $1,241,000 to reinstate a deferred tax valuation allowance related to foreign tax credits generated prior to the May 18, 2004 Merger transaction recorded as an income tax benefit in the fourth quarter of 2004.

Six months ended June 30, 2006, compared to six months ended June 30, 2005:

Selected financial data (in 000’s)

	Six Months Ended
	June 30, 2006	June 30, 2005

Sales and operating revenue	$146,961	$146,629
Gross profit	19,007	21,219
Selling, general & administrative expenses	19,502	16,952
Operating income	(495)	4,267
Interest expense	10,705	9,407
Interest income	(610)	(382)
Change in fair value of derivatives	2,313	-
Foreign exchange loss/(gain)	(126)	152
Minority interest	57	(69)
Other (income) expense, net	(58)	(90)
Loss before tax	(12,776)	(4,751)
Income tax benefit	(3,941)	(926)
Net loss	$(8,835)	$(3,825)

For the six months ended June 30, 2006, sales and operating revenue was $146,961,000 compared with $146,629,000 for the same period last year, an increase of $332,000. Units shipped for the six months ended June 30, 2006, were down 7.4% from the prior year and unit prices were up 8.2%. Units installed for the six months ended June 30, 2006 decreased 7.2% from the same period last year. At June 30, 2006 backlog was $134 million, 35% higher than the same period last year.

U.S. sales and operating revenue of $71,937,000 for the first six months of 2006 was 1.8% lower than the same period last year. The decrease in revenue was due to an 18.3% decline in volumes partially offset by a 20.3% increase in the price per unit due to higher raw material costs compared to the prior year. In the first six months of 2005, shipments were accelerated to our largest customer that normally would be shipped in the second and third quarters. In 2006, we believe certain of our customers delayed purchases of product during the first four months in anticipation of reductions in raw material costs. U.S. installation revenue, recognized on a cost percentage-of-completion basis, was 28.5% higher for the first six months of 2006 than the same period in the prior year.

Foreign sales and operating revenue totaled $75,024,000 for the six months ended June 30, 2006, up 2.3% when compared to the same period last year. Foreign units shipped for the six months ended June 30, 2006 increased by 1.2% as compared to the same period last year. Revenue from the newly acquired Chilean operations was $9,731,000 for the first six months of 2006. Excluding Chile, foreign revenues decreased 11% over the prior period. The majority of the decline in other foreign revenues came from our European markets which experienced inclement weather conditions in the first quarter and competitive pricing pressures. In addition, 2005 had large shipments to Africa which did not recur in 2006. Foreign installation revenue in Europe, recognized on a cost percentage-of-completion basis, increased 8.0% for the first six months of 2006 compared to the same period last year. Higher installation sales prices more than offset the lower units installed. The change in the U.S. dollar value of the Company’s foreign entity functional currencies also decreased 2006 foreign sales and operating revenue for the first six months by $845,000.

Gross profit for the six months ended June 30, 2006 was $19,007,000 or 10.4% lower than the $21,219,000 of gross profit in the prior year’s comparable period. Gross profit as a percentage of sales and operating revenue, was 12.9% for the six months ended June 30, 2006, compared with 14.5% for the comparable period in the prior year, but was flat on a dollar per unit basis. In 2006, U.S. gross profit for the first six months was lower than the prior comparable period primarily due to lower volumes. Gross profit from foreign operations was flat, due to competitive pricing pressure in certain major European markets, when compared with the same period last year. Lower shipments in Europe were offset by gross profit from the newly acquired Chile operations.

Selling, general and administrative (“SG&A”) expenses for the first six months of 2006 were $19,502,000 compared to $16,952,000 in the first six months of 2005. The increase primarily resulted from $1,222,000 of expenses related to the newly acquired Chilean operations, $900,000 increase in our legal reserve for the settlement of the Cicala lawsuit, and a one-time $229,000 stock option compensation charge related to the first quarter 2006 option grant. This increase was partially offset when the change in the U.S. dollar value of the Company’s foreign entity functional currencies decreased foreign SG&A by $172,000.

Interest expense was $10,705,000 for the six months ended June 30, 2006 as compared to $9,407,000 for the same period last year. The increase in interest expense was primarily due to increased interest rates, increased levels of debt, and $242,000 for accretion of the fair market value adjustment recorded due to hedge accounting being discontinued at the beginning of 2006.

Due to a SFAS 133 interpretation issued in 2005, effective January 1, 2006, the Company is no longer able to apply the short cut method of accounting for its interest rate swap. Because the Company no longer qualifies for the short cut method, the Company will no longer be able to use hedge accounting. For the first six months of 2006, the Company recorded $2,254,000 in other expense for the change in market value of the interest rate swap from January 1, 2006 to June 30, 2006 as a result of discontinuing the use of hedge accounting.

The benefit for income taxes recognized for the six months ended June 30, 2006 was $3,941,000 compared to $926,000 in the same period last year. The Company’s provision for income taxes is recorded at statutory rates for each tax jurisdiction based on total fiscal year to date results, adjusted for certain permanent differences. For the first six months of 2006, the Company’s effective tax rate was 30.8% versus 19.5% in the prior year. Included in the 2006 quarterly provision was $659,000 of income tax expense on foreign dividends that reduced U.S. net operating loss assets. In addition, the Company also recorded a $510,000 adjustment related to the carrying value of state net operating loss assets based on a detailed state-by-state analysis taking into consideration apportionment factors and individual state return requirements. For the first six months of 2005, the income tax benefit was reduced by $1,360,000 to reinstate a deferred tax valuation allowance related to foreign tax credits generated prior to the May 18, 2004 Merger transaction recorded as an income tax benefit in the fourth quarter of 2004.

Outlook -

Although the results in the first half of 2006 were lower than last year, we still anticipate full year sales and operating revenues to be higher in 2006 than in 2005, including the expected revenue from the Chilean acquisition. We continue to see strong demand in our international markets and increased demand in the U.S. from our major solid waste customers. These higher revenues should result in improved gross profit compared to 2005.

Liquidity and Capital Resources -

Sources of Liquidity -

The Company’s primary source of liquidity during the period ended June 30, 2006 was cash on hand and its revolving credit facility. At June 30, 2006, the Company had working capital of $60,840,000 of which $4,471,000 represented cash and cash equivalents. The Company believes that it has sufficient funding from cash on hand, cash expected from future operations and financing agreements to meet its anticipated liquidity needs, including anticipated requirements for working capital, capital expenditures and debt service in 2006.

Total capitalization as of June 30, 2006 was $251,299,000, consisting of $63,652,000 in stockholder’s equity and $187,647,000 of total debt. Total debt includes a $2,628,000 non-cash, fair value adjustment for the net discount on senior notes.

Capital spending in 2006 is expected to be approximately $6,531,000, of which $2,882,000 was expended in the first six months. The Company expects to fund these costs with cash on hand or borrowings under its revolving credit facilities.

Borrowing Arrangements -

GSE entered into a five year installment obligation with the Seller of SL Limitada for $4.5 million on December 30, 2005, secured by a share pledge agreement for 30% of the equity of GSE Lining Technology Chile, S. A., an indirect wholly owned subsidiary of GSE. The installment obligation bears interest at 5% for the first two years, converting to a variable rate based on the London Interbank Offer Rates (LIBOR) for the remaining term. Payments are in five annual principal and interest installments beginning on January 1, 2007.

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

The indenture governing the notes, among other things: (1) restricts the ability of the Company and its subsidiaries to incur additional indebtedness, issue shares of preferred stock, incur liens, pay dividends or make certain other restricted payments and enter into certain transactions with affiliates; (2) prohibits certain restrictions on the ability of certain of the Company’s subsidiaries to pay dividends or make certain payments to the Company; and (3) places restrictions on the ability of the Company and its subsidiaries to merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of the Company’s assets. The indenture related to these notes and the new senior credit facility also contain various covenants that limit the Company’s discretion in the operation of its businesses.

In connection with the Merger, the Company entered into a $65.0 million senior secured credit facility with UBS Loan Finance LLC and certain other lenders. The senior credit facility provides a $25.0 million term loan facility and a revolving credit facility of up to $40.0 million. The revolving credit facility includes a letter of credit sub-facility of $10.0 million and a swing line sub-facility of $15.0 million. At June 30, 2006, the Company had $20.5 million available under the revolving credit facility. The term loan matures in May 2010 and the revolving credit facility matures in May 2009. The term loan facility amortizes over 24 consecutive equal quarterly installments.

Borrowings under the senior credit facility bear interest, at our option, at either a base rate or LIBOR plus, in each case, an applicable interest margin. The applicable interest margin for the term loan is 2.00% per annum for base rate loans or 3.00% per annum for LIBOR loans. The applicable interest margin for revolving loans is 1.75% per annum for base rate loans or 2.75% per annum for LIBOR loans. The applicable interest margins for the revolving credit facility and the term loan are adjustable by the lenders based upon the Company’s reported financial results, including its debt leverage ratio. The Company also is required to pay customary agency fees and expenses. The senior credit facility requires prepayment with the net proceeds of certain asset sales, the net proceeds of certain issuances of debt or preferred stock, a portion of net proceeds of certain issuances of common equity, the net proceeds from casualty and condemnation events in excess of amounts applied to repair or replace such assets, and an agreed-upon percentage of our excess cash flow (subject to certain baskets).

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

At June 30, 2006, the Company has five local foreign credit facilities. It has credit facilities with two German banks in the amount of EUR 5,100,000 (USD $6,524,000). These revolving credit facilities are secured by a corporate guarantee and bear interest at various market rates. These credit facilities are used primarily to guarantee the performance of European installation contracts and temporary working capital requirements. At June 30, 2006, the Company had EUR 2,108,000 (USD $2,697,000) available under these credit facilities with EUR 1,382,000 (USD $1,768,000) of bank guarantees outstanding and EUR 1,610,000 (USD $2,060,000) of credit line borrowings.

The Company has two credit facilities with Egyptian banks in the amount of EGP 8,333,000 (USD $1,448,000). These credit facilities bear interest at various market rates and are primarily for cash management purposes. At June 30, 2006, the Company had EGP 6,311,000 (USD $1,097,000) available under these credit facilities with EGP 2,022,000 (USD $351,000) of bank guarantees outstanding. At June 30, 2006, the Company had no credit line borrowings under these facilities.

The Company has an EGP 5,000,000 (USD $869,000) term loan with an Egyptian bank, bearing interest at 14%, secured by equipment. The promissory note requires quarterly payments of EGP 417,000 (USD $72,000) plus interest on July 27, October 27, January 27, and April 27, maturing in April 2007, and has a balance outstanding at June 30, 2006 of EGP 1,668,000 (USD $290,000).

The Company has a credit facility with a Canadian bank in the amount of Canadian Dollar 500,000 (USD $448,000) that bears interest at market rates, secured by all of the assets of the Canadian company. At June 30, 2006, the Company had the full amount available under this line.

The U.S. dollars equivalent amounts are determined using the exchange rates in effect on June 30, 2006.

Sources and Uses of Cash -

	Six Months Ended
	June 30, 2006	June 30, 2005
Cash used in operating activities	$(24,254,000)	$(12,456,000)

Cash used in investing activities	$(6,884,000)	$(127,000)

Cash provided by (used in) financing activities	$14,382,000	$(142,000)

Cash used in operating activities during the six months ended June 30, 2006 increased in comparison to the prior year primarily due to an increase in inventory. Inventory increased to meet expected customer shipping demands in the third quarter of 2006.

Cash used in investing activities during the six months ended June 30, 2006 consisted of capital expenditures of $2,882,000, the cash payment of $2,100,000 related to the Chile acquisition and $2,067,000 for the acquisition on January 18, 2006 of 24.5% of the equity of Bentofix Technologies, Inc., which increased the Company’s ownership from 51% to 75.5%. Capital expenditures of $1,258,000 in the first six months of 2005 was offset by $1,131,000 of proceeds from the sale of assets, primarily related to the sale of real estate.

During the six months ended June 30, 2006, cash provided by financing activities was related to net borrowings under the Company’s credit lines of $17,086,000, partially offset by long term debt repayments of $2,135,000 and a dividend payment of $569,000 to minority shareholders of one of our subsidiaries.

Critical Accounting Policies and Estimates

A discussion of critical accounting policies is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Except for the adoption of SFAS 123R as discussed in Note 6 to the Condensed Consolidated Financial Statements included in Item 1 of this report, there have been no material changes in critical accounting policies since the date of that filing or during the six months ended June 30, 2006.

Forward-looking Information -

This Form 10-Q contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995, and information relating to the Company and its subsidiaries that are based on beliefs of the Company’s management, as well as assumptions made by and information currently available to the Company’s management. When used in this report, the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend” and words of similar import, as they relate to the Company or its subsidiaries or the Company’s management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitations, foreign currency exchange rates, competitive market factors, world-wide manufacturing capacity in the industry, general economic conditions around the world, raw material pricing and supply, governmental regulation and supervision, seasonality, distribution networks, and other factors described herein, as well as those identified under the caption “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Interest Rate Risk

Our earnings are affected by changes in interest rates due to the impact those changes have on our variable-rate debt instruments. We have variable rate debt and the interest rate swap instrument totaling $110,485,000 as of June 30, 2006. Holding other variables constant, including levels of indebtedness a 50 basis point change in interest rates would increase or decrease our pretax income (loss) by $552,000 annually.

In January 2005, GSE entered into an interest rate swap agreement, which effectively converted $75,000,000 of our 11% fixed rate senior notes issuance into variable rates based on six-month LIBOR rates. Effective January 1, 2006 this interest rate swap no longer qualified for hedge accounting; however, the economic effect of converting $75,000,000 of fixed rate debt to variable rate debt remains unchanged. Under the swap agreement, payments are made based on a variable rate (currently 11.9025% through November 15, 2006, adjusting based on LIBOR rates every six months thereafter) and received on a fixed rate of 11%. Differentials to be received or paid under the agreement are recognized in other expense.

Market risk for fixed-rate long-term debt is estimated as the potential increase in fair value resulting from a hypothetical 25 basis point decrease in interest rates and amounts to approximately $1.8 million as of June 30, 2006, using discounted cash flow analysis.

Foreign Currency Risk

We operate outside of the United States through foreign subsidiaries in Germany, England and Egypt that use a foreign currency as their functional currency. Foreign subsidiaries may enter into sales, installation or purchase contracts that are denominated in currencies different than the subsidiaries’ functional currency. We recognize that our international operations are subject to the risk of foreign currency fluctuations not present in domestic operations. As a result, our financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we distribute or install our products. However, currency losses from sales, installation or purchase obligations in non-functional currencies have not been material to our operations as a whole. The impact on our financial position and results of operations resulting from a hypothetical change in exchange rates of the different countries we operate in cannot be reasonably estimated. No assurance can be given as to how future movements in these foreign currencies could affect our future earnings. At June 30, 2006, and for the six months then ended, the revenues, operating loss and total assets for our foreign subsidiaries that do not use the U.S. dollar as their functional currency were $37,278,000, $(68,000), and $66,245,000, respectively.

We engage in financing transactions with and between our foreign subsidiaries from time to time, and foreign operations pay dividends to their U.S. parent. These transactions are normally in the currency of the lending or dividend paying entity and involve foreign currency risk.

We have not entered into hedging transactions to mitigate the effect of changes in currency exchange rates on our financial results.

We translate our non-U.S. dollar functional currency subsidiaries into U.S. dollars each month based on the current exchange rates. Any change in the exchange rates has an impact on our consolidated financial statements. When the U.S. dollar strengthens versus the foreign currency being translated the consolidated results are negatively impacted, and when the U.S. dollar weakens versus the foreign currency our consolidated results are favorably impacted.

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

We have not entered into purchase contracts for the future delivery of raw materials. Holding all other variables constant, a 1% increase in resin prices based on our 2006 volumes sold would have increased cost of products and services by approximately $987,000 for the first six months of 2006.

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

Based on their evaluation as of June 30, 2006, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of that date to ensure that information the Company is required to disclose in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

During the quarter ended June 30, 2006, there were no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information required by this Item is incorporated by reference to the discussion in footnote 11, “Litigation Update”, to our condensed consolidated financial statements included in Part I, Item 1 of this report.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in Item 1A to Part 1 of the Company’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2005.

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

GUNDLE/SLT ENVIRONMENTAL, INC.

DATE: August 10, 2006	By:	/S/ Kelvin R. Collard
Kelvin R. Collard
Vice President & Chief Financial Officer