Form 10-Q
period 2006-09-30
GUNDLE SLT ENVIRONMENTAL INC
filed 2006-11-02
CIK 805023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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

Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, or non accelerated filer (as defined in Rule 12b-2 of the Exchange Act). (check one):

☐ Large Accelerated Filer  ☐ Accelerated Filer      ☒  Non-accelerated Filer
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 2, 2006
Common stock, par value $.01	100

GUNDLE/SLT ENVIRONMENTAL, INC.

INDEX

		PAGE

PART I - FINANCIAL INFORMATION

ITEM 1: Financial Statements

	Condensed Consolidated Balance Sheets as of September 30, 2006	3
	(Unaudited) and December 31, 2005

	Condensed Consolidated Statements of Income	4
	For the Three Months Ended September 30, 2006 and 2005 (Unaudited)

	Condensed Consolidated Statements of Income (Loss)	5
	For the Nine months Ended September 30, 2006 and 2005 (Unaudited)

	Condensed Consolidated Statements of Cash Flows	6
	For the Nine months Ended September 30, 2006 and 2005 (Unaudited)

	Notes to Condensed Consolidated Financial Statements	7

ITEM 2:	Management’s Discussion and Analysis of Financial Condition and	22
	Results of Operations

ITEM 3:	Quantitative and Qualitative Disclosures About Market Risk	31

ITEM 4:	Controls and Procedures	32

PART II - OTHER INFORMATION

ITEM 1: Legal Proceedings		33

ITEM 1A: Risk Factors		33

ITEM 6: Exhibits		33

Certifications

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

GUNDLE/SLT ENVIRONMENTAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

	SEPTEMBER 30,	DECEMBER 31,
	2006	2005
	(UNAUDITED)

ASSETS
CURRENT ASSETS:
CASH AND CASH EQUIVALENTS	$5,921	$21,094
ACCOUNTS RECEIVABLE, NET OF ALLOWANCE FOR BAD DEBT OF $4,064 AND $5,222	83,654	62,158
CONTRACTS IN PROGRESS	13,976	2,244
INVENTORY	44,149	36,603
DEFERRED INCOME TAXES	3,080	3,305
PREPAID EXPENSES AND OTHER	3,530	1,607

TOTAL CURRENT ASSETS	154,310	127,011

PROPERTY, PLANT AND EQUIPMENT, NET	88,685	91,283
GOODWILL	64,142	63,616
CUSTOMER LISTS AND OTHER INTANGIBLE ASSETS, NET	17,215	21,744
DEFERRED INCOME TAXES	1,017	1,036
DEFERRED FINANCING COSTS AND OTHER ASSETS, NET	10,730	11,711

	$336,099	$316,401

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES	$61,850	$48,102
ADVANCE BILLINGS ON CONTRACTS IN PROGRESS	1,357	1,431
CURRENT PORTION OF LONG-TERM DEBT	22,599	6,635
DEFERRED INCOME TAXES	694	648
INCOME TAXES PAYABLE	2,395	1,867
TOTAL CURRENT LIABILITIES	88,895	58,683

LONG-TERM DEBT	162,032	165,650
OTHER LIABILITIES	4,373	4,151
DEFERRED INCOME TAXES	11,538	15,088
MINORITY INTEREST	1,114	3,198

STOCKHOLDER'S EQUITY:
COMMON STOCK, $.01 PAR VALUE, 1,000 SHARES AUTHORIZED, 100 SHARES ISSUED	-	-
ADDITIONAL PAID-IN CAPITAL	60,771	60,629
RETAINED EARNINGS	4,828	8,998
ACCUMULATED OTHER COMPREHENSIVE INCOME	2,548	4

TOTAL STOCKHOLDER'S EQUITY	68,147	69,631

	$336,099	$316,401

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GUNDLE/SLT ENVIRONMENTAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF LOSS
(AMOUNTS IN THOUSANDS)
(UNAUDITED)

	THREE MONTHS ENDED	THREE MONTHS ENDED
	SEPTEMBER 30, 2006	SEPTEMBER 30, 2005

SALES AND OPERATING REVENUE	$122,775	$97,595
COST OF PRODUCTS & SERVICES	104,179	76,294

GROSS PROFIT	18,596	21,301

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES	8,287	8,469

OPERATING INCOME	10,309	12,832

OTHER (INCOME) EXPENSES:
INTEREST EXPENSE	5,739	4,887
INTEREST INCOME	(303)	(74)
CHANGE IN FAIR VALUE OF DERIVATIVES	(1,974)	-
FOREIGN EXCHANGE LOSS (GAIN)	(4)	(124)
MINORITY INTEREST	27	350
OTHER (INCOME) EXPENSE, NET	(581)	219

INCOME BEFORE INCOME TAXES	7,405	7,574

INCOME TAX PROVISION	2,740	2,701

NET INCOME	$4,665	$4,873

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GUNDLE/SLT ENVIRONMENTAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF LOSS
(AMOUNTS IN THOUSANDS)
(UNAUDITED)

	NINE MONTHS ENDED	NINE MONTHS ENDED
	SEPTEMBER 30, 2006	SEPTEMBER 30, 2005

SALES AND OPERATING REVENUE	$269,736	$244,223
COST OF PRODUCTS & SERVICES	232,133	201,703

GROSS PROFIT	37,603	42,520

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES	27,789	25,422

OPERATING INCOME	9,814	17,098

OTHER (INCOME) EXPENSES:
INTEREST EXPENSE	16,444	14,294
INTEREST INCOME	(913)	(456)
CHANGE IN FAIR VALUE OF DERIVATIVES	339	-
FOREIGN EXCHANGE LOSS (GAIN)	(130)	28
MINORITY INTEREST	84	281
OTHER (INCOME) EXPENSE, NET	(639)	131

INCOME (LOSS) BEFORE INCOME TAXES	(5,371)	2,820

INCOME TAX PROVISION (BENEFIT)	(1,201)	1,774

NET INCOME (LOSS)	$(4,170)	$1,046

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GUNDLE/SLT ENVIRONMENTAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS IN THOUSANDS)
(UNAUDITED)

	NINE MONTHS ENDED	NINE MONTHS ENDED
	SEPTEMBER 30, 2006	SEPTEMBER 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME/(LOSS)	$(4,170)	$1,046
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO CASH
PROVIDED BY (USED IN) OPERATING ACTIVITIES:
DEPRECIATION	8,571	7,898
AMORTIZATION OF INTANGIBLES	4,224	3,491
AMORTIZATION OF DEBT ISSUANCE COSTS	1,490	1,490
AMORTIZATION OF NON-COMPETE AGREEMENT	80	80
AMORTIZATION OF PREMIUM/DISCOUNT ON SENIOR NOTES	333	(54)
DEFERRED INCOME TAXES	(3,792)	(2,567)
STOCK OPTION COMPENSATION	229	−
MINORITY INTEREST	85	281
(GAIN) LOSS ON SALE OF ASSETS	(869)	(21)
CHANGE IN OPERATING ASSETS AND LIABILITIES, NET OF
EFFECTS FROM ACQUISITIONS:
ACCOUNTS RECEIVABLE	(20,497)	(22,760)
CONTRACTS IN PROGRESS	(11,638)	(7,309)
INVENTORY	(6,565)	7,877
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES	15,586	4,345
ADVANCE BILLINGS ON CONTRACTS IN PROGRESS	(132)	613
INCOME TAXES PAYABLE	534	1,444
OTHER ASSETS AND LIABILITIES	(1,711)	(350)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(18,242)	(4,496)

CASH FLOWS FROM INVESTING ACTIVITIES:
ADDITIONS TO PROPERTY, PLANT AND EQUIPMENT	(5,625)	(2,964)
PROCEEDS FROM SALE OF EQUIPMENT AND LAND	1,550	1,187
ACQUISITION OF MINORITY INTEREST	(2,067)	−
ACQUISITION OF BUSINESS	(2,166)	−

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(8,308)	(1,777)

CASH FLOWS FROM FINANCING ACTIVITIES:
ADVANCES ON REVOLVER	32,692	5,000
REPAYMENTS ON REVOLVER	(17,666)	(5,000)
RETIREMENT OF LONG TERM DEBT	(3,203)	(214)
MINORITY INTEREST DIVIDENDS	(569)	0

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	11,254	(214)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	123	(480)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(15,173)	(6,967)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	21,094	23,716

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$5,921	$16,749

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

The accompanying unaudited, condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for the fair presentation of such financial statements for the periods indicated. Certain information relating to the Company’s organization and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in this report pursuant to Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission. However, the Company believes that the disclosures herein are adequate to make the information presented not misleading. The results for the nine months ended September 30, 2006 are not necessarily indicative of future operating results. Certain reclassifications have been made to the 2005 financial statements in order to conform to the 2006 presentation. The Company’s operations are subject to seasonal fluctuation, with the greatest volume of product deliveries and installations typically occurring in the summer and fall months. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

(2) Inventory -

Inventory is stated at the lower of cost or market. Cost, which includes material, labor and overhead, is determined by the weighted average cost method, which approximates the first in, first out cost method. Inventory consisted of the following (in 000’s):

	September 30,	December 31,
	2006	2005
Raw materials and supplies	$17,509	$17,981
Finished goods	26,640	18,622
Total	$44,149	$36,603

(3) Income Taxes -

The Company’s provision for income taxes is recorded at statutory rates for each tax jurisdiction based on fiscal year to date results, adjusted for certain permanent differences.  For the first nine months of 2006, the Company’s effective tax rate was 22.4%. The income tax provision for the second quarter of 2006 included a charge of $659,000 related to income tax expense on foreign dividends that reduced U.S. net operating loss assets. In addition, during the second quarter of 2006 the Company also recorded a $510,000 adjustment related to the carrying value of state net operating loss assets based on a detailed state-by-state analysis taking into consideration apportionment factors and individual state return requirements. For the first nine months of 2005, the income tax benefit was reduced by $1,360,000 to reinstate a deferred tax valuation allowance related to foreign tax credits generated prior to the May 18, 2004 Merger transaction recorded as an income tax benefit in the fourth quarter of 2004.  This increased the effective tax rate to 62.9% for the nine months ended September 30, 2005.

Also in the first nine months of 2005, the Company corrected purchase accounting for the May 18, 2004 Merger transaction by increasing the deferred tax valuation allowance related to certain foreign tax credits available to the Company at the date of the Merger resulting in a net increase in recorded goodwill and a net decrease in recorded deferred tax assets of $1,792,000 at May 18, 2004.

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

Balance at December 31, 2005	$2,170
Warranty obligations accrued/adjusted	29
Warranty obligations paid	(219)
Balance at September 30, 2006	$1,980

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

(6) Stock-Based Compensation -

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) 123R, Share-Based Payments, using the modified prospective transition method. Prior to 2006, the Company accounted for stock awards granted to employees under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for stock issued to Employees, and related Interpretations. At the time of the Merger, 333,600 fully vested predecessor Company stock options held by certain key employees were exchanged for fully vested options to purchase 333,600 shares of common stock of GEO Holdings. The fair value of the options exchanged, $5.4 million, was included in determining the aggregate purchase price paid by GEO Holdings for the Company.  From the time of the Merger until January 1, 2006, no options were issued. As a result, no compensation expense has been recognized by the Company prior to its adoption of SFAS 123R. Compensation expense recognized in the first quarter of 2006 relates to share-based awards granted by GEO Holdings to employees of the Company subsequent to January 1, 2006 based on the grant date fair value in accordance with SFAS 123R.

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

Since GEO Holdings is a privately held company, it has no stock trading history to estimate volatility. The Company chose to use the volatility of the Dow Jones Building and Material Index fund. This index includes public companies that the Company believes have the most similarity to the Company’s business. The Company calculated volatility from the historical closing price of this index for the three years ended March 31, 2006.

The grant date fair value of the options granted during the three months ended March 31, 2006 was determined to be $3.19.

The following table summarizes stock options outstanding for GEO Holdings as of September 30, 2006 as well as activity during the nine months then ended:

	Shares	Range of Exercise Price	Weighted Average Exercise Price
Outstanding at December 31, 2005:	333,600	$2.32 - $11.13	$3.67
Granted	71,788	$21.35	$21.35
Exercised	−	−	−
Forfeited	(3,625)	$21.35	$21.35
Outstanding and exercisable at September 30, 2006:	401,763	$2.32 -$21.35	$6.67

All outstanding stock options are held by employees of the Company and have an expiration date of 10 years from the date of grant. At September 30, 2006, the average remaining contractual life of options outstanding and exercisable was 7.9 years.

At September 30, 2006, the intrinsic value of options outstanding and exercisable was $5,536,000. (The intrinsic value of a stock option is the difference between the market value of the underlying stock and the exercise price of the option.) The Company estimated the underlying value of the stock using a discounted cash flow model of future anticipated cash flows discounted back to current time and adjusted for illiquidity of the stock.

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

(8) Other Comprehensive Income (in 000’s) -

	Nine Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2005

Net Income (Loss)	$(4,170)	$1,046
Translation Adjustment	2,544	(4,407)
Comprehensive Loss	$(1,626)	$(3,361)

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

The Company’s purchase price allocation is preliminary and subject to change for a period of one year following the acquisition, although management believes it is materially correct as of September 30, 2006.

(10) Long-Term Debt -

Long-term debt consists of the following (in 000’s):

	September 30,	December 31,
	2006	2005

11% Senior Notes	$150,000	$150,000

Revolving credit facility	17,500	-

Foreign revolving credit facilities	-	2,363

Term Loan with quarterly installments of approximately $995,000 beginning in March 2006, bearing interest at a floating rate	14,931	17,917

Term Loan – Egyptian bank secured by equipment, bears interest at 14% with quarterly installments of $73,000	218	436

Term Loan – seller note with annual installments of $900,000 beginning in January 2007, bearing interest at 5% for first two years and then a floating rate thereafter	4,500	4,500
	187,149	175,216
Less — current maturities	(22,599)	(6,635)
Net discount on senior notes	(2,518)	(2,931)
	$162,032	$165,650

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

The senior credit facility provides a $25.0 million term loan facility and a revolving credit facility of up to $40.0 million. The revolving credit facility includes a letter of credit sub-facility of $10.0 million and a swing line sub-facility of $15.0 million. The term loan matures in May 2010 and the revolving credit facility matures in May 2009. The term loan facility amortizes over 24 consecutive equal quarterly installments. Borrowings bear interest, at the Company’s option, at either a base rate or LIBOR plus, in each case, an applicable interest margin. The applicable interest margin for the term loan is 2.00% per annum for base rate loans or 3.00% per annum for LIBOR loans. The applicable interest margin for revolving loans is 1.75% per annum for base rate loans or 2.75% per annum for LIBOR loans. The applicable interest margins for the revolving credit facility and the term loan are adjustable by the lenders based upon the Company’s reported financial results, including its debt leverage ratio. The Company is also required to pay customary agency fees and expenses. At September 30, 2006, the Company has borrowings of $17.5 million under the revolving credit facility for working capital needs. The Company intends to repay the full amount of borrowings under the revolving credit facility by year end from cash generated from operations.

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

Foreign Debt -

At September 30, 2006, the Company had five local foreign credit facilities. It had credit facilities with two German banks in the amount of EUR 5,100,000 (USD $6,467,000). These revolving credit facilities are secured by a corporate guarantee and bear interest at various market rates. These credit facilities are used primarily to guarantee the performance of European installation contracts and temporary working capital requirements. At September 30, 2006, the Company had EUR 3,743,000 (USD $4,746,000) available under these credit facilities with EUR 1,357,000 (USD $1,721,000) of bank guarantees outstanding. At September 30, 2006, the Company had no credit line borrowings under these facilities.

The Company has two credit facilities with Egyptian banks in the amount of EGP 8,750,000 (USD $1,524,000). These credit facilities bear interest at various market rates and are primarily for cash management purposes. At September 30, 2006, the Company had EGP 6,728,000 (USD $1,172,000) available under these credit facilities with EGP 2,022,000 (USD $352,000) of bank guarantees outstanding. At September 30, 2006, the Company had no borrowings under these facilities.

The Company has an EGP 5,000,000 (USD $871,000) term loan with an Egyptian bank, bearing interest at 14%, secured by equipment. The promissory note requires quarterly payments of EGP 417,000 (USD $73,000) plus interest on July 27, October 27, January 27, and April 27, maturing in April 2007, and has a balance outstanding at September 30, 2006 of EGP 1,250,000 (USD $218,000).

The Company has a credit facility with a Canadian bank in the amount of Canadian Dollar 500,000 (USD $447,000) that bears interest at market rates, secured by all of the assets of the Canadian company. At September 30, 2006, the Company had the full amount available under this line.

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

Year Ending
December 31

2006	18,568
2007	5,026
2008	4,881
2009	4,881
2010	2,893
Thereafter	150,900
Total	$187,149

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

Because the Company no longer qualifies for the short cut method, the Company will no longer be able to use hedge accounting. Beginning January 1, 2006, the Company began accreting the $3,110,000 reduction in the carrying value of debt as a yield adjustment to interest expense over the life of the debt. During the nine month period ended September 30, 2006, accretion of this discount increased interest expense by approximately $363,000. In addition, on January 1, 2006, the Company began marking to market the liability for the change in value of the interest rate swap and reflecting the change in value in the line item titled “Change in Fair Value of Derivatives” in the Consolidated Statement of Income/(Loss). As of September 30, 2006, the fair value of the interest rate swap recorded in other liabilities had increased to $3,394,000. For the nine months ended September 30, 2006, the Company recorded $284,000 of expense related to the mark-to-market change in value of the interest rate swap.

The senior notes, issued in connection with the Merger, provide for two embedded derivatives that allow for optional early redemption of the senior notes. With expiration dates of May 15, 2007 and May 15, 2008, these embedded derivatives are not considered clearly and closely related to the debt agreement, and therefore, are required to be valued separately from the senior notes. The fair value of these options as of September 30, 2006 was $5,000 and is recorded in other assets. Changes in the fair value of these derivatives are recorded in the line item titled “Change in Fair Value of Derivatives” in the Consolidated Statement of Income/(Loss). For the nine months ended September 30, 2006, these expenses were $55,000.

At the issue date of the senior notes, the fair value of the embedded derivatives was determined to be $324,000. This amount was recorded in other assets with a corresponding credit to the carrying value of the senior notes. This premium is amortized as a yield adjustment to interest expense over the life of the debt. During the nine month period ended September 30, 2006, amortization of this premium reduced interest expense by approximately $30,000.

(11) Litigation Update -

The Company was a third-party defendant in a lawsuit that was filed in September 1997 in the Supreme Court of New York, County of Richmond (Mario Cicala v. Interstate Industrial Corporation, Stearns, Conrad and Schmidt Consulting Engineers, Inc., Interstate Industrial Corporation v. Gundle Lining Construction Corp. and Gundle Lining Construction Corp. v. The City of New York; Case No. 13076/97). The plaintiff, Mario Cicala, was a Company employee who slipped and fell at a job site and brought a claim against the primary defendants for $20,000,000. On July 19, 2006, the defendants compromised and settled the plaintiff’s personal injury damage claim for $1.4 million and waiver of worker’s compensation subrogation rights. The Company paid $900,000 of the settlement cost, none of which was reimbursed by its insurance carrier, Reliance National Insurance in Liquidation. The Texas Property and Casualty Insurance Guaranty Association and New York Liquidation Bureau contributed $350,000 to the settlement, along with $150,000 from Interstate Industrial Corp. The Company increased its legal reserve by $900,000 in the second quarter of 2006 to reflect the settlement of the Cicala lawsuit.

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

(12) Subsequent Event -

In October 2006, we completed the acquisition of the operating assets, patent and other intangible assets of ProGreen Sport Surfaces, LLC (“ProGreen”), a privately owned company operating in the United States. ProGreen’s business primarily involves marketing, selling and installing synthetic turf for athletic fields for governmental and quasi-governmental authorities and educational institutions. The acquisition was consummated on October 13, 2006 at an aggregate purchase price of $4.75 million. The purchase price was payable with cash and the issuance of a three-year unsecured promissory note in the original principal amount of $2.7 million. The note bears interest at the rate of 5.13% per annum and is payable in three annual installments of principal and accrued interest on each of the first three anniversary dates.

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

GUNDLE/SLT ENVIRONMENTAL, INC.
CONDENSED CONSOLIDATING BALANCE SHEET

	As of September 30, 2006
		US	Non US Non-	Consolidating
	Gundle	Guarantors	Guarantors	Entries	Consolidated
(in thousands)
ASSETS
Current Assets:
Cash and Cash Equivalents	$37	$2,595	$3,289	$-	$5,921
Accounts Receivable, Net	-	44,708	49,146	(10,200)	83,654
Contracts in Progress	-	9,509	4,467	-	13,976
Inventory	-	22,586	21,563	-	44,149
Deferred Income Taxes	-	2,963	117	-	3,080
Prepaid Expenses and Other	-	1,210	2,320	-	3,530
Total Current Assets	37	83,571	80,902	(10,200)	154,310

Property, Plant and Equipment, Net	-	51,335	37,376	(26)	88,685
Goodwill	41,420	17,612	5,110	-	64,142
Customer Lists and Other Intangible Assets, Net	-	7,433	9,782	-	17,215
Deferred Income Taxes	-	959	58	-	1,017
Deferred Financing Costs and Other Assets, Net	9,771	784	175	-	10,730

	$51,228	$161,694	$133,403	$(10,226)	$336,099

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
Accounts Payable and Accrued Liabilities	$6,622	$28,785	$36,624	$(10,181)	$61,850
Advance Billings on Contracts	-	420	937	-	1,357
Current Portion of Long-term Debt	21,481	-	1,118	-	22,599
Deferred Income Taxes	-	-	694	-	694
Income Taxes Payable	-	139	2,256	-	2,395
Total Current Liabilities	28,103	29,344	41,629	(10,181)	88,895

Long-term Debt	158,432	-	3,600	-	162,032

Other Liabilities	3,395	-	978	-	4,373
Deferred Income Taxes	-	4,714	6,824	-	11,538
Minority Interest	-	-	1,114	-	1,114
Investments in Subsidiaries and Intercompany	(153,154)	75,181	16,778	61,195	-
Stockholder's Equity	14,452	52,455	62,480	(61,240)	68,147

	$51,228	$161,694	$133,403	$(10,226)	$336,099

GUNDLE/SLT ENVIRONMENTAL, INC.
CONDENSED CONSOLIDATING BALANCE SHEET

	As of December 31, 2005
		US	Non US Non-	Consolidating
	Gundle	Guarantors	Guarantors	Entries	Consolidated
(in thousands)
ASSETS
Current Assets:
Cash and Cash Equivalents	$37	$14,558	$6,499	$-	$21,094
Accounts Receivable, Net	(63)	37,240	30,332	(5,351)	62,158
Contracts in Progress	-	561	1,683	-	2,244
Inventory	-	16,290	20,313	-	36,603
Deferred Income Taxes	-	3,296	9	-	3,305
Prepaid Expenses and Other	-	94	1,513	-	1,607
Total Current Assets	(26)	72,039	60,349	(5,351)	127,011

Property, Plant and Equipment, Net	-	56,014	35,299	(30)	91,283
Goodwill	41,420	17,612	4,584	-	63,616
Customer Lists and Other Intangible Assets, Net	-	10,351	11,393	-	21,744
Deferred Income Taxes	-	982	54	-	1,036
Deferred Financing Costs and Other Assets, Net	11,316	11	384	-	11,711

	$52,710	$157,009	$112,063	$(5,381)	$316,401

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
Accounts Payable and Accrued Liabilities	$2,112	$27,251	$24,082	$(5,343)	$48,102
Advance Billings on Contracts		546	885		1,431
Current Portion of Long-term Debt	3,981	-	2,654		6,635
Deferred Income Taxes			648		648
Income Taxes Payable		1,077	790		1,867
Total Current Liabilities	6,093	28,874	29,059	(5,343)	58,683

Long-term Debt	161,005	-	4,645		165,650

Other Liabilities	3,191	-	960		4,151
Deferred Income Taxes		7,972	7,116		15,088
Minority Interest			3,198		3,198
Investments in Subsidiaries and Intercompany	(147,450)	76,861	11,461	59,128	-
Stockholder's Equity	29,871	43,302	55,624	(59,166)	69,631

	$52,710	$157,009	$112,063	$(5,381)	$316,401

GUNDLE/SLT ENVIRONMENTAL, INC.
CONDENSED STATEMENT OF OPERATIONS
	For the Quarter Ended September 30, 2006
		US	Non US Non-	Consolidating
	Gundle	Guarantors	Guarantors	Entries	Consolidated
(in thousands)
Sales and operating revenue	$-	$69,185	$60,885	$(7,295)	$122,775

Cost of products and services	-	58,496	52,977	(7,294)	104,179

Gross profit	-	10,689	7,908	(1)	18,596

Selling, General and Administrative Expenses	-	5,154	3,133	-	8,287

Operating income (loss)	-	5,535	4,775	(1)	10,309

Other expenses (income)
Affiliate dividend income	-	-	-	-	-
Other	6,436	(4,020)	484	4	2,904
	6,436	(4,020)	484	4	2,904

Income (loss) before income taxes	(6,436)	9,555	4,291	(5)	7,405

Provision (benefit) for income taxes	(2,446)	3,662	1,524	-	2,740

Net income (loss)	$(3,990)	$5,893	$2,767	$(5)	$4,665

		US	Non US Non-	Consolidating
	Gundle	Guarantors	Guarantors	Entries	Consolidated
(in thousands)
Sales and operating revenue	$-	$58,331	$45,532	$(6,268)	$97,595

Cost of products and services	-	45,574	36,988	(6,268)	76,294

Gross profit	-	12,757	8,544	-	21,301

Selling, General and Administrative Expenses	-	5,804	2,665	-	8,469

Operating income	-	6,953	5,879	-	12,832

Other expenses (income)
Affiliate dividend income	-	-	-	-	-
Other	15,613	(10,620)	252	13	5,258
	15,613	(10,620)	252	13	5,258

Income (loss) before income taxes	(15,613)	17,573	5,627	(13)	7,574

Provision (benefit) for income taxes	(5,933)	6,729	1,905	-	2,701

Net income (loss)	$(9,680)	$10,844	$3,722	$(13)	$4,873

GUNDLE/SLT ENVIRONMENTAL, INC.
CONDENSED STATEMENT OF OPERATIONS
	For the Nine Months Ended September 30, 2006
		US	Non US Non-	Consolidating
	Gundle	Guarantors	Guarantors	Entries	Consolidated
(in thousands)
Sales and operating revenue	$-	$152,072	$136,123	$(18,459)	$269,736

Cost of products and services	-	130,857	119,731	(18,455)	232,133

Gross profit		21,215	16,392	(4)	37,603

Selling, General and Administrative Expenses	-	18,227	9,562	-	27,789

Operating income (loss)	-	2,988	6,830	(4)	9,814

Other expenses (income)
Affiliate dividend income	-	(1,882)	(1,271)	3,153	-
Other	24,870	(10,795)	1,108	2	15,185
	24,870	(12,677)	(163)	3,155	15,185

Income (loss) before income taxes	(24,870)	15,665	6,993	(3,159)	(5,371)

Provision (benefit) for income taxes	(9,451)	6,653	1,597	-	(1,201)

Net income (loss)	$(15,419)	$9,012	$5,396	$(3,159)	$(4,170)

	For the Nine Months Ended September 30, 2005
		US	Non US Non-	Consolidating
	Gundle	Guarantors	Guarantors	Entries	Consolidated
(in thousands)
Sales and operating revenue	$-	$143,943	$112,529	$(12,249)	$244,223

Cost of products and services	-	118,246	95,706	(12,249)	201,703

Gross profit		25,697	16,823	-	42,520

Selling, General and Administrative Expenses	-	17,320	8,102	-	25,422

Operating income	-	8,377	8,721	-	17,098

Other expenses (income)
Affiliate dividend income	-	(5,085)	-	5,085	-
Other	25,876	(11,953)	337	18	14,278
	25,876	(17,038)	337	5,103	14,278

Income (loss) before income taxes	(25,876)	25,415	8,384	(5,103)	2,820

Provision (benefit) for income taxes	(9,833)	9,191	2,416	-	1,774

Net income (loss)	$(16,043)	$16,224	$5,968	$(5,103)	$1,046

GUNDLE/SLT ENVIRONMENTAL, INC.
CONDENSED STATEMENT OF CASH FLOWS

	For the Nine Months Ended September 30, 2006
		US	Non US Non-	Consolidating
	Gundle	Guarantors	Guarantors	Entries	Consolidated
(in thousands)
Net cash flow provided by (used in) operating activities	$(6,432)	$(12,846)	$4,189	$(3,153)	$(18,242)

Net cash flow provided by (used in) investing activities:
Additions to property, plant & equipment	-	(2,541)	(4,303)	1,219	(5,625)
Proceeds from sale of assets	-	2,727	42	(1,219)	1,550
Acquisition of business	-	-	(2,166)	-	(2,166)
Acquisition of Minority Interest	-	(2,067)	-	-	(2,067)
-		(1,881)	(6,427)	-	(8,308)

Net cash flow provided by (used in) financing activities:
Advances on revolver	30,000	-	2,692	-	32,692
Repayments on revolver	(12,500)	-	(5,166)	-	(17,666)
Retirement of long-term debt	(2,986)	-	(217)	-	(3,203)
Minority Interest Dividends	-	-	(569)	-	(569)
Intercompany financing	(8,082)	2,764	2,165	3,153	-
	6,432	2,764	(1,095)	3,153	11,254

Effect of exchange rate changes on cash	-	-	123	-	123

Net decrease in cash and cash equivalents	-	(11,963)	(3,210)	-	(15,173)
Cash and cash equivalents at beginning of period	37	14,558	6,499	-	21,094

Cash and cash equivalents at end of period	$37	$2,595	$3,289	$-	$5,921

	For the Nine Months Ended September 30, 2005
		US	Non US Non-	Consolidating
	Gundle	Guarantors	Guarantors	Entries	Consolidated
(in thousands)
Net cash flow provided by (used in) operating activities	$(17,145)	$8,535	$9,210	$(5,096)	$(4,496)

Net cash flow provided by (used in) investing activities:
Additions to property, plant & equipment	-	(1,593)	(1,382)	11	(2,964)
Proceeds from sale of assets	-	1,120	67	-	1,187
-		(473)	(1,315)	11	(1,777)

Net cash flow provided by (used in) financing activities:
Proceeds from revolver	5,000	-	-	-	5,000
Payments on revolver	(5,000)	-	-	-	(5,000)
Retirement of long-term debt	-	-	(214)	-	(214)
Intercompany financing	17,145	(15,722)	(6,508)	5,085	-
	17,145	(15,722)	(6,722)	5,085	(214)

Effect of exchange rate changes on cash	-	-	(480)	-	(480)

Net increase (decrease) in cash and cash equivalents	-	(7,660)	693	-	(6,967)
Cash and cash equivalents at beginning of period	37	14,988	8,691	-	23,716

Cash and cash equivalents at end of period	$37	$7,328	$9,384	$-	$16,749

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

Results of Operations -

Three months ended September 30, 2006, compared to three months ended September 30, 2005:

Selected financial data (in 000’s):

	Three Months Ended

	September 30,	September 30,
	2006	2005

Sales and operating revenue	$122,775	$97,595
Gross profit	18,596	21,301
Selling, general & administrative expenses	8,287	8,469
Operating income	10,309	12,832
Interest expense	5,739	4,887
Interest income	(303)	(74)
Change in fair value of derivatives	(1,974)	-
Foreign exchange loss/(gain)	(4)	(124)
Minority interest	27	350
Other (income) expense, net	(581)	219
Income before tax	7,405	7,574
Income tax provision	2,740	2,701
Net income	$4,665	$4,873

For the quarter ended September 30, 2006, sales and operating revenue was $122,775,000 compared with $97,595,000 for the same period last year, an increase of $25,180,000 or 25.8%. Units shipped for the quarter ended September 30, 2006 were up 17.3% from the same quarter of the prior year and unit prices were up 7.2%. Units installed for the quarter ended September 30, 2006 were down 13.4% from last year’s third quarter.

U.S. sales and operating revenue totaled $64,876,000 which was 25.6% higher than the same period last year. The increase in revenue was due to an increase in units shipped of 18.3% and an increase in sales prices of 6.2% over the prior period driven by higher raw material costs in 2006. U.S. installation revenue, recognized on a cost percentage-of-completion basis, was 4.6% lower than the prior year quarter.

Foreign sales and operating revenue totaled $57,899,000 for the quarter ended September 30, 2006, up 26.0% from the same period last year. Foreign units shipped for the third quarter of 2006 increased by 16.4% as compared to the same period last year. The Company’s newly acquired Chilean operations accounted for 58.8% of the increase in revenue. Foreign installation revenues increased 35.6% over the prior year due to higher sales prices partially offset lower units installed. The change in the U.S. dollar value of the Company’s foreign entity functional currencies increased third quarter 2006 foreign sales and operating revenue by $1,661,000.

Gross profit for the third quarter of 2006 was $18,596,000 or 12.7% lower than the $21,301,000 of gross profit in the prior year’s comparable period. Gross profit as a percentage of sales and operating revenue was 15.1% for the third quarter of 2006, compared with 21.8% for the comparable period in the prior year. On a dollar per unit basis, gross profit declined by $0.065 in the third quarter of 2006 compared to the third quarter of 2005. U.S. gross profit for the third quarter of 2006 decreased 16.6% over the same quarter of the prior year primarily due to lower gross profit from installation due to timing of projects, product mix and increased raw material costs. Foreign gross profit decreased 8.1% over the same quarter of the prior year primarily due to increased raw material costs. The newly acquired Chilean operations increased gross profit by $631,000 for the third quarter of 2006. During the summer of 2006, raw material cost increased significantly. Because of the world-wide competitive environment, the Company was unable to raise sales prices soon enough to match the increase in raw material cost.

Selling, general and administrative (“SG&A”) expenses for the third quarter of 2006 were $8,287,000 compared to $8,469,000 in the third quarter of 2005. The $717,000 of expense in the third quarter of 2006 from the newly acquired Chilean operation was offset by expenses of $623,000 for legal and professional fees and out-of-pocket expenses related to the investigation of a potential acquisition candidate during the third quarter of 2005. Compared to the third quarter of 2005, SG&A expenses were also down due to lower bad debt expenses in the third quarter of 2006.

Interest expense was $5,739,000 for the third quarter of 2006 as compared to $4,887,000 for the 2005 third quarter. The increase in interest expense was primarily due to increased interest rates, increased debt levels, and accretion of the fair market value adjustment of $121,000 recorded due to hedge accounting being discontinued in the beginning of 2006.

Other income was $581,000 for the third quarter of 2006 compared to other expense of $219,000 in the third quarter of 2005. The increase in other income was primarily from gains on routine sales of assets.

Due to a SFAS 133 interpretation issued in 2005, effective January 1, 2006, the Company is no longer able to apply the short cut method of accounting for its interest rate swap. Because the Company no longer qualifies for the short cut method, the Company will no longer be able to use hedge accounting. In the third quarter of 2006, the Company recorded $1,969,000 in other income for the change in market value of the interest rate swap from July 1, 2006 to September 30, 2006.

Income tax expense recognized for the quarter ended September 30, 2006 was $2,740,000 compared to $2,701,000 for the same period last year. The Company’s provision for income taxes is recorded at statutory rates for each tax jurisdiction based on total fiscal year to date results, adjusted for certain permanent differences. For the third quarter of 2006, the Company’s effective tax rate was 37% compared to 36% for the same period last quarter.

Nine months ended September 30, 2006, compared to nine months ended September 30, 2005:

Selected financial data (in 000’s)

	Nine Months Ended

	September 30,	September 30,
	2006	2005

Sales and operating revenue	$269,736	$244,223
Gross profit	37,603	42,520
Selling, general & administrative expenses	27,789	25,422
Operating income	9,814	17,098
Interest expense	16,444	14,294
Interest income	(913)	(456)
Change in fair value of derivatives	339	-
Foreign exchange loss/(gain)	(130)	28
Minority interest	84	281
Other (income) expense, net	(639)	131
Income (loss) before tax	(5,371)	2,820
Income tax expense (benefit)	(1,201)	1,774
Net income (loss)	$(4,170)	$1,046

For the nine months ended September 30, 2006, sales and operating revenue was $269,736,000 compared with $244,223,000 for the same period last year, an increase of $25,513,000 or 10.4%. Units shipped for the nine months ended September 30, 2006, were up 1.2% from the prior year and unit prices were up 9.1%. Units installed for the nine months ended September 30, 2006 decreased 10.9% from the same period last year. At September 30, 2006, backlog was $103,131,000, 24.6% higher than the same period last year. We anticipate a substantial portion of this backlog will be shipped in the fourth quarter of 2006.

U.S. sales and operating revenue of $136,813,000 for the first nine months of 2006 was 9.5% higher than the same period last year. The increase in revenues was due to a 14.6% increase in sales prices, resulting from higher raw material costs, partially offset by lower shipments of 4.4% compared to the comparable period in the prior year. U.S. installation revenue, recognized on a cost percentage-of-completion basis, was 8.7% higher for the first nine months of 2006 compared to the same period in the prior year.

Foreign sales and operating revenue totaled $132,923,000 for the nine months ended September 30, 2006, up 11.4% when compared to the same period last year. Foreign units shipped for the nine months ended September 30, 2006 increased by 5.8% as compared to the same period last year. Revenue from the newly acquired Chilean operations was $16,760,000 for the first nine months of 2006. Excluding Chile, foreign revenues decreased 2.6% over the prior period. The majority of the decline in other foreign revenues came from our European markets due to competitive pricing pressures. In addition, 2005 had large shipments to Africa which did not recur in 2006. Foreign installation revenue in Europe, recognized on a cost percentage-of-completion basis, increased 10.7% for the first nine months of 2006 compared to the same period last year. The change in the U.S. dollar value of the Company’s foreign entity functional currencies also increased 2006 foreign sales and operating revenue for the first nine months by $603,000.

Gross profit for the nine months ended September 30, 2006 was $37,603,000 or 11.6% lower than the $42,520,000 of gross profit in the prior year’s comparable period. Gross profit as a percentage of sales and operating revenue, was 13.9% for the nine months ended September 30, 2006, compared with 17.4% for the comparable period in the prior year. On a dollar per unit basis, gross profit declined $0.024 for the first nine months of 2006 compared to the same period in 2005. In 2006, U.S. gross profit for the first nine months was 18.3% lower than the prior comparable period last year primarily due to lower margins on a dollar per unit basis and, to a lesser extent, lower volumes. Gross profit from foreign operations was 3.9% lower, due to competitive pricing pressure in certain major European markets, when compared with the same period last year. Lower shipments in Europe were partially offset by gross profit from the newly acquired Chile operations. During the summer of 2006, raw material cost increased significantly. Because of the world-wide competitive environment, the Company was unable to raise sales prices soon enough to match the increase in raw material cost.

Selling, general and administrative (“SG&A”) expenses for the first nine months of 2006 were $27,789,000 compared to $25,422,000 in the first nine months of 2005. The increase primarily resulted from $1,938,000 of expenses related to the newly acquired Chilean operations, $900,000 increase in our legal reserve for the settlement of the Cicala lawsuit, and a one-time $229,000 stock option compensation charge related to the first quarter 2006 option grant. Changes in the U.S. dollar value of the Company’s foreign entity functional currencies also increased SG&A by $89,000. During the first nine months of 2005, SG&A expenses included $623,000 for legal and professional fees and out-of-pocket expenses related to the investigation of a potential acquisition candidate.

Interest expense was $16,444,000 for the nine months ended September 30, 2006 as compared to $14,294,000 for the same period last year. The increase in interest expense was primarily due to increased interest rates, increased levels of debt, and $363,000 for accretion of the fair market value adjustment recorded due to hedge accounting being discontinued at the beginning of 2006.

Other income was $639,000 for the nine months ended September 30, 2006, as compared to other expense of $131,000 for the same period last year. The increase in other income was primarily from gains on routine sales of assets.

Due to a SFAS 133 interpretation issued in 2005, effective January 1, 2006, the Company is no longer able to apply the short cut method of accounting for its interest rate swap. Because the Company no longer qualifies for the short cut method, the Company will no longer be able to use hedge accounting. For the first nine months of 2006, the Company recorded $284,000 in other expense for the change in market value of the interest rate swap from January 1, 2006 to September 30, 2006 as a result of discontinuing the use of hedge accounting.

The Company’s provision for income taxes is recorded at statutory rates for each tax jurisdiction based on fiscal year to date results, adjusted for certain permanent differences.  For the first nine months of 2006, the Company’s effective tax rate was 22.4%. The income tax provision for the second quarter of 2006 included a charge of $659,000 related to income tax expense on foreign dividends that reduced U.S. net operating loss assets. In addition, during the second quarter of 2006 the Company also recorded a $510,000 adjustment related to the carrying value of state net operating loss assets based on a detailed state-by-state analysis taking into consideration apportionment factors and individual state return requirements. For the first nine months of 2005, the income tax benefit was reduced by $1,360,000 to reinstate a deferred tax valuation allowance related to foreign tax credits generated prior to the May 18, 2004 Merger transaction recorded as an income tax benefit in the fourth quarter of 2004.  This increased the effective tax rate to 62.9% for the nine months ended September 30, 2005.

Outlook -

Results for the first nine months of 2006 were lower than the same period in 2005 and below our expectations. Our gross profit was adversely affected when we were unable to increase sales prices soon enough to match the increase in raw material cost. Taking into consideration our backlog as of September 30, 2006 and an expected decline in raw material costs, we expect to increase gross profit in the fourth quarter of 2006 compared to the same period in 2005. However, we do not expect gross profit for the full year 2006 to improve to 2005 levels.

At the end of 2006, the long term contract with our largest customer, Waste Management, Inc. (“WMI”), will expire. During the third quarter of 2006, WMI put all its 2007 projects up for competitive bidding. Discussions about pricing and terms were initiated but as of the date of our filing, no final decision was reached. We expect that a contractual agreement will be reached during the coming quarter. Based on our preliminary discussions, we believe that our share of WMI business will be significantly lower than what we experienced in the last five years and at more competitive prices, thus impacting our profitability in 2007. Management believes that we will partially offset this decline with growth in other markets, further improvements from our Chile operations, profits from the newly acquired synthetic sports field business and from cost reductions.

Liquidity and Capital Resources -

Sources of Liquidity -

The Company’s primary source of liquidity during the period ended September 30, 2006 was cash on hand and its revolving credit facility. At September 30, 2006, the Company had working capital of $65,415,000 of which $5,921,000 represented cash and cash equivalents. The Company believes that it has sufficient funding from cash on hand, cash expected from future operations and financing agreements to meet its anticipated liquidity needs, including anticipated requirements for working capital, capital expenditures and debt service in 2006.

Total capitalization as of September 30, 2006 was $252,778,000, consisting of $68,147,000 in stockholder’s equity and $184,631,000 of total debt. Total debt includes a $2,518,000 non-cash, fair value adjustment for the net discount on senior notes.

Capital spending in 2006 is expected to be approximately $6,531,000, of which $5,625,000 was expended in the first nine months. In October 2006, the Company acquired the assets of ProGreen Sport Surfaces, LLC for $4,750,000, which was financed with $2,050,000 of cash and a $2,700,000 seller note, payable over a three year period. The Company expects to fund these costs with cash on hand or borrowings under its revolving credit facilities.

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

In connection with the Merger, the Company entered into a $65.0 million senior secured credit facility with UBS Loan Finance LLC and certain other lenders. The senior credit facility provides a $25.0 million term loan facility and a revolving credit facility of up to $40.0 million. The revolving credit facility includes a letter of credit sub-facility of $10.0 million and a swing line sub-facility of $15.0 million. At September 30, 2006, the Company had $20.5 million available under the revolving credit facility. The Company intends to repay the full amount of the borrowings under the revolving credit facility by year end from cash generated from operations. The term loan matures in May 2010 and the revolving credit facility matures in May 2009. The term loan facility amortizes over 24 consecutive equal quarterly installments.

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

At September 30, 2006, the Company has five local foreign credit facilities. It has credit facilities with two German banks in the amount of EUR 5,100,000 (USD $6,467,000). These revolving credit facilities are secured by a corporate guarantee and bear interest at various market rates. These credit facilities are used primarily to guarantee the performance of European installation contracts and temporary working capital requirements. At September 30, 2006, the Company had EUR 3,743,000 (USD $4,746,000) available under these credit facilities with EUR 1,357,000 (USD $1,721,000) of bank guarantees outstanding. At September 30, 2006, the Company had no borrowings under these facilities.

The Company has two credit facilities with Egyptian banks in the amount of EGP 8,750,000 (USD $1,524,000). These credit facilities bear interest at various market rates and are primarily for cash management purposes. At September 30, 2006, the Company had EGP 6,728,000 (USD $1,172,000) available under these credit facilities with EGP 2,022,000 (USD $352,000) of bank guarantees outstanding. At September 30, 2006, the Company had no borrowings under these facilities.

The Company has an EGP 5,000,000 (USD $871,000) term loan with an Egyptian bank, bearing interest at 14%, secured by equipment. The promissory note requires quarterly payments of EGP 417,000 (USD $73,000) plus interest on July 27, October 27, January 27, and April 27, maturing in April 2007, and has a balance outstanding at September 30, 2006 of EGP 1,250,000 (USD $218,000).

The Company has a credit facility with a Canadian bank in the amount of Canadian Dollar 500,000 (USD $447,000) that bears interest at market rates, secured by all of the assets of the Canadian company. At September 30, 2006, the Company had the full amount available under this line.

The U.S. dollars equivalent amounts were determined using the exchange rates in effect on September 30, 2006.

Sources and Uses of Cash -

	Nine Months Ended

	September 30,	September 30,
	2006	2005
Cash used in operating activities	$(18,242,000)	$(4,496,000)

Cash used in investing activities	$(8,308,000)	$(1,777,000)

Cash provided by (used in) financing activities	$11,254,000	$(214,000)

Cash used in operating activities during the nine months ended September 30, 2006 increased in comparison to the prior year primarily due to the net loss for the period and higher working capital. Working capital was higher primarily due to higher sales prices and higher resin costs at September 30, 2006.

Cash used in investing activities during the nine months ended September 30, 2006 consisted of capital expenditures of $5,625,000, the cash payment of $2,100,000 related to the Chile acquisition and $2,067,000 for the acquisition on January 18, 2006 of 24.5% of the equity of Bentofix Technologies, Inc., which increased the Company’s ownership from 51% to 75.5%. This was partially offset by proceeds from the sale of land and equipment of $1,550,000. Capital expenditures of $2,964,000 in the first nine months of 2005 were offset by $1,187,000 of proceeds from the sale of assets, primarily related to the sale of real estate.

During the nine months ended September 30, 2006, cash provided by financing activities was related to net borrowings under the Company’s credit lines of $15,026,000, partially offset by long term debt repayments of $3,203,000 and a dividend payment of $569,000 to minority shareholders of one of our subsidiaries.

Subsequent Event -

In October 2006, we completed the acquisition of the operating assets, patent and other intangible assets of ProGreen Sport Surfaces, LLC (“ProGreen”), a privately owned company operating in the United States. ProGreen’s business primarily involves marketing, selling and installing synthetic turf for athletic fields for governmental and quasi-governmental authorities and educational institutions. The acquisition was consummated on October 13, 2006 at an aggregate purchase price of $4.75 million. The purchase price was payable with cash and the issuance of a three-year unsecured promissory note in the original principal amount of $2.7 million. The note bears interest at the rate of 5.13% per annum and is payable in three annual installments of principal and accrued interest on each of the first three anniversary dates.

Critical Accounting Policies and Estimates

A discussion of critical accounting policies is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Except for the adoption of SFAS 123R as discussed in Note 6 to the Condensed Consolidated Financial Statements included in Item 1 of this report, there have been no material changes in critical accounting policies since the date of that filing or during the nine months ended September 30, 2006.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Interest Rate Risk

Our earnings are affected by changes in interest rates due to the impact those changes have on our variable-rate debt instruments. We have variable rate debt and the interest rate swap instrument totaling $108,426,000 as of September 30, 2006. Holding other variables constant, including levels of indebtedness, a 50 basis point change in interest rates would increase or decrease our pretax income (loss) by $474,000 annually.

In January 2005, GSE entered into an interest rate swap agreement, which effectively converted $75,000,000 of our 11% fixed rate senior notes issuance into variable rates based on six-month LIBOR rates. Effective January 1, 2006, this interest rate swap no longer qualified for hedge accounting; however, the economic effect of converting $75,000,000 of fixed rate debt to variable rate debt remains unchanged. Under the swap agreement, payments are made based on a variable rate (currently 11.9025% through November 15, 2006, adjusting based on LIBOR rates every six months thereafter) and received on a fixed rate of 11%. Differentials to be received or paid under the agreement are recognized in other expense.

Market risk for fixed-rate long-term debt is estimated as the potential increase in fair value resulting from a hypothetical 25 basis point decrease in interest rates and amounts to approximately $1,700,000 as of September 30, 2006, using discounted cash flow analysis.

Foreign Currency Risk

We operate outside of the United States through foreign subsidiaries in Germany, England and Egypt that use a foreign currency as their functional currency. Foreign subsidiaries may enter into sales, installation or purchase contracts that are denominated in currencies different than the subsidiaries’ functional currency. We recognize that our international operations are subject to the risk of foreign currency fluctuations not present in domestic operations. As a result, our financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we distribute or install our products. However, currency losses from sales, installation or purchase obligations in non-functional currencies have not been material to our operations as a whole. The impact on our financial position and results of operations resulting from a hypothetical change in exchange rates of the different countries we operate in cannot be reasonably estimated. No assurance can be given as to how future movements in these foreign currencies could affect our future earnings. At September 30, 2006, and for the nine months then ended, the revenues, operating income and total assets for our foreign subsidiaries that do not use the U.S. dollar as their functional currency were $73,431,000, $4,012,000, and $70,385,000, respectively.

We engage in financing transactions with and between our foreign subsidiaries from time to time, and foreign subsidiaries pay dividends to their U.S. parent. These transactions are normally in the currency of the lending or dividend paying entity and involve foreign currency risk.

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

We have not entered into purchase contracts for the future delivery of raw materials. Holding all other variables constant, a 1% increase in resin prices based on our 2006 volumes sold would have increased cost of products and services by approximately $1,800,000 for the first nine months of 2006.

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

Based on their evaluation as of September 30, 2006, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of that date to ensure that information the Company is required to disclose in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

During the quarter ended September 30, 2006, there were no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

GUNDLE/SLT ENVIRONMENTAL, INC.

DATE: November 2, 2006	By:	/S/ Kelvin R. Collard
Kelvin R. Collard
Vice President &
Chief Financial Officer