Form 10-K
period 2006-12-31
GUNDLE SLT ENVIRONMENTAL INC
filed 2007-03-07
CIK 805023

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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
Yes ☒ No ☐

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

☐ Large Accelerated Filer     ☐Accelerated Filer     ☒ Non-accelerated Filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of voting common stock held by non-affiliates of the registrant as of March 7, 2007 was zero.

As of March 7, 2007, there were issued and outstanding 100 shares of the registrant’s common stock, $0.01 par value, all of which were held of record by GEO Holdings Corp.

DOCUMENTS INCORPORATED BY REFERENCE: In accordance with Instruction G (3) to Form 10-K, the information required by Part III is incorporated by reference to an amendment to this Form 10-K to be filed no later than 120 days after the end of the fiscal year covered by this Form 10-K.

2006 FORM 10-K ANNUAL REPORT

2006 ANNUAL REPORT
FORM 10K

PART I

ITEM 1. Business.

General

We are a leading global manufacturer, marketer and installer of a broad array of geosynthetic lining products. Geosynthetic lining products are used in containment systems for environmental protection and for the confinement of solids, liquids and gases in the waste management, liquid containment and mining industries. We offer a full range of high quality products, including geomembranes, drainage products, geosynthetic clay liners, nonwoven geotextiles and other products. We also offer installation services, focused on large projects for key customers in the United States and Germany through an internal installation staff. We formerly offered installation services in the United Kingdom through an internal installation staff through December 22, 2006. We believe that our market share, broad product offering, installation capabilities, strong customer relationships, diverse end markets and global presence provide us with key competitive advantages in the geosynthetic products industry.

We believe we are the world’s largest manufacturer of polyethylene sheet geomembranes and that we were responsible for a significant portion of the world’s production in 2006. Our principal products, flexible geomembrane liners, are manufactured from polyethylene and polypropylene resins with chemical additives designed to resist weathering, ultraviolet degradation and chemical exposure for extended time in exposed applications. We manufacture our products at facilities located in the United States, Canada, United Kingdom, Germany, Thailand, Chile and Egypt. These facilities are strategically located in close proximity to our customers and resin suppliers. Our products are marketed through a worldwide distribution organization made up of internal sales people, independent dealers, agents and distributors. We serve leading waste management and mining companies, independent dealers, general contractors, agents, distributors and government agencies. In 2006, we sold more than 1.1 billion square feet of products to customers in 93 countries.

We added new products with the purchase on October 13, 2006, of the operating assets, patent and other intangible assets of ProGreen Sport Surfaces, LLC (“ProGreen”). This business primarily involves marketing, selling and installing synthetic turf for athletic fields for governmental and quasi-governmental authorities and educational institutions. The acquisition of the replicated grass technology complements with GSE’s geomembranes, drainage geocomposites, nonwoven geotextile liner products and installation techniques for the sports field and landscaping markets. While our goal is to expand revenues over time, our replicated grass business is anticipated to increase 2007 consolidated revenues by less than 5%.

Corporate Developments

We were founded in 1981 by Clifford Gundle in Texas with a single high density polyethylene production line. In 1986, Odyssey Partners acquired a majority ownership interest in us, and we completed an initial public offering. In 1995, we merged with SLT Environmental, Inc. and changed our name to Gundle/SLT Environmental, Inc. (the “Company” or “GSE”). This merger added flat cast manufacturing capabilities in Europe and the United States along with an enhanced distribution network. Our chief executive officer, Samir Badawi, joined us from SLT. In February 2002, we purchased Serrot International, Inc., an international provider of geosynthetic lining products and services for environmental protection and other uses, from Waste Management Holdings, Inc. We generated consistent growth in the ensuing years, adding capacity in the United Kingdom, Germany, Thailand, Egypt and Kingstree, South Carolina.

On May 18, 2004, GEO Sub Corp., a newly formed entity controlled by Code Hennessy & Simmons IV (“CHS IV”), merged with and into GSE, with GSE surviving the merger (the “Merger”), in a transaction valued at approximately $242.1 million. As a result of the Merger, GSE became a wholly-owned subsidiary of GEO Holdings Corp., which is controlled by CHS IV, an entity controlled by Code Hennessy & Simmons (“CHS”).

In connection with the Merger, we entered into a $65.0 million senior secured credit facility with UBS Loan Finance LLC and certain other lenders. The senior credit facility provides for a $25.0 million term loan facility and a revolving credit facility up to $40.0 million. In addition, we issued $150.0 million of publicly registered 11% senior notes due in 2012. The senior notes are guaranteed by all of our existing and future direct or indirect domestic subsidiaries other than Bentofix Technologies (USA), Inc., a dormant subsidiary of our 75.5%-owned Canadian subsidiary, Bentofix Technologies, Inc. (“BTI”).

On December 30, 2005, we completed the acquisition of the operating assets of SL Limitada, (SL), a privately owned company located in Santiago and Antofagasta, Chile. The acquisition was completed pursuant to an asset purchase agreement for a total purchase price of $15.5 million plus a separate agreement for the purchase of the raw material and finished goods inventory which we valued at $2.1 million. The transaction was financed with cash and a $4.5 million seller note payable over a five-year period.

On January 18, 2006, GSE International (a wholly owned subsidiary of the Company) entered into a share purchase agreement with Naue GmbH & CO KG (“Naue”) to acquire all the issued and outstanding shares Naue held in the capital of Bentofix Technologies, Inc. for $2,400,000 CDN ($2,066,649 US). The purchase of these shares increased the Company’s ownership percentage in Bentofix Technologies from 51% to 75.5%.

On August 31, 2006, we acquired the rights to commercialize the storm water detention system owned by GeoStorage Corporation under an assignment of U.S. Patent Application Serial No. 11/190.629. We entered into a Technology and Patent Rights Agreement, along with an Employment Agreement, with Terrance G. Sheridan, President of GeoStorage Corporation. The Technology and Patent Rights Agreement requires the payment of a per cubic foot royalty payment for any “covered system” as defined in the agreement.

On October 13, 2006, we completed an acquisition of the operating assets, patent and other intangible assets of ProGreen. The acquisition was completed pursuant to an asset purchase agreement for a total purchase price of $4,7122,000, which included transaction costs of $151,000. The transaction was payable in cash and a $2.7 million three-year unsecured promissory note.

The historical financial information contained in this annual report on Form 10-K includes the results of operations and financial position of our current business from the date of acquisition.

Products

We offer a broad selection of products and services required in geosynthetic lining systems. Our products perform essential functions in a number of applications including: (1) solid waste, liquid and gas containment; (2) drainage and conveyance of liquids; and (3) corrosion protection. Our products can be used on a stand-alone basis or can be combined with each other to serve a range of applications. In addition, with the acquisition of ProGreen, we also offer products and services for synthetic turf athletic and recreational fields.

Geosynthetic Products

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

GSE HDPE. High density polyethylene (“HDPE”) liners are the most widely used material for lining applications, such as landfills, tanks, and ponds. Our HDPE liners provide chemical resistance, relative impermeability, resistance to ultraviolet light and durability under high levels of tension. Our HDPE liner products range in thickness from 20 to 240 mil (one mil equals 1/1000th of an inch) and seamless widths up to 34.5 feet. Liner width dictates how many seams are required during installation, and seaming represents the major technical difficulty for liner installers. The fewer the number of seams, the less labor involved, and the less testing required.

GSE LLDPE. Linear low density polyethylene (“LLDPE”) liners offer greater flexibility than HDPE liners, allowing increased conformity to an uneven ground surface. High elongation properties allow these liners to conform to irregularities in the sub grade that may cause punctures and tears in other liners. Common applications for flexible liners include landfill caps, mining heap leach pads and floating covers.

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

Geosynthetic Clay Liners

Geosynthetic clay liners (“GCLs”) are synthetic clay liners that typically are installed as the bottom layer of a liner system. They are constructed with sodium bentonite clay as a critical component, which, when hydrated, is a highly impermeable substance and often replaces thick layers of compacted natural clay ordinarily required as a subgrade layer. We offer the following two GCLs:

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

GSE GeoStorage™

We are currently in the final development, or prototype, stage of a system for storm water retention and management. Storm water management is an issue that affects everyone. Land development seals the earth and disrupts the natural course of storm water.  Rainfall flows across impermeable surfaces picking up oil, trash and other pollutants, then quickly discharges into low-lying areas, lakes and rivers.  To control the flooding and pollution issues that are inherent in storm water, the U.S. Environmental Protection Agency (the “EPA”) and other regulatory agencies have developed regulations that require all or a portion of storm water to be managed on site.  Above-ground detention ponds are the common solution, but underground structures are a more convenient and economical solution because water can be temporarily stored underground before being released to a storm sewer or back into the surrounding soil to recharge the groundwater. The GeoStorage Storm Water Detention System (“GSE GeoStorage™”) is a below grade chamber with a stabilized porous perimeter and a pre-stressed concrete roof which is supported by both the perimeter and supports in the chamber.  A geosynthetic liner prevents the passage of particulate matter into the porous perimeter and the chamber.  The GSE GeoStorage™ is a cost effective way to manage storm water.  The first prototype of the system was constructed in February 2007, and we plan to market the system by both selling and installing the system with our personnel and entering into commercial representative agreements with third-party design/build general contractors. We initially plan to market and sell the system in the U.S. market.

Replicated Grass Products

  With the ProGreen asset acquisition on October 13, 2006, we began marketing, selling and installing the replicated grass technology products used in the artificial turf industry. The technology is a sandless, replicated grass that offers the structure of natural grass. The replicated grass can be used as a multipurpose athletic surface.

Installation Services

Geosynthetic Products

We provide our customers of geosynthetic products a variety of installation services and have approximately 35 full installation crews available throughout the United States, along with an installation office in Germany. Our professionals work closely with customers, engineers and contractors to determine efficient, cost-effective and safe methods by which to install our liner system. Through both infusion wedge welding and extrusion welding, we are able to effectively integrate geomembranes and other system parts to create a continuous, seamless liner system. Through our quality assurance program, our installation personnel test all installed products for leaks along the seams and for strength of the liner under tensile stress tests.

A network of distributors and independent installers around the world also install our geosynthetic products. Upon request from a customer using third-party installers, we may furnish a technical supervisor to monitor installation activities and provide quality assurance.

On December 22, 2006, we ceased installing our liner systems in the United Kingdom due to competitive pressures on margins and the actions of national waste companies in contracting for installation services.

Replicated Grass Products

We further provide our sport turf customers with installation services for our replicated grass technology products. We are able to provide complete installation services from site preparation, sub-grade construction and storm water drainage construction to placement of the artificial replicated grass products.

End Markets and Applications

Geosynthetic Products

The following table describes the principal applications of our geosynthetic products for the past three years based on the sales and operating revenues for each application (see Note 18 to the Consolidated Financial Statements for geographic information):

Sales and Operating Revenue by Market Application
For the Year Ended December 31,
(in thousands)

	2006		2005		2004
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Solid Waste Containment	$196,154	53%	$177,800	56%	$195,000	68%
Liquid Containment	71,869	19%	58,200	18%	40,100	14%
Mining	64,451	17%	44,300	14%	30,000	10%
Other Applications	40,844	11%	37,318	12%	22,806	8%
Total Sales and Operating Revenue	$373,318	100%	$317,618	100%	$287,906	100%

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

In the United States, Europe, Australia/New Zealand and developing Asian countries, upon closing of the landfill, a landfill cap is installed over the top of the waste to prevent gas from the degrading waste from escaping into the atmosphere. A typical cap consists of two layers. The geomembrane liner, which is relatively impermeable to gas, forms the top layer and prevents the escape of the methane gas. A drainage product, such as geonet or geocomposite, forms the second layer and controls the flow of the gas. The geonet or geocomposite enables the methane gas to escape up to the top layer, collects the gas just below the surface, and transmits it to a storage or treatment system through a methane gas collection system.

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

Manufacturing and Quality Control

We manufacture our geosynthetic products through six different processes, resulting in a broad array of products for liner systems. We use (i) round die production lines for geomembranes, (ii) flat cast production lines for geomembranes, (iii) geonet and geocomposite lines for drainage products, (iv) a GundSeal GCL line for GCLs, (v) needle-punched blanket GCL lines for GCLs, and (vi) a needle-punched nonwoven line for nonwoven geotextiles. The following table summarizes the different processes used:

Summary of Manufacturing Processes

Manufacturing Process	Number of Lines	Products	Description
Round Die	14	Geomembranes	Blended polymer foundation is extruded vertically from a round die through two concentric die lips, cut, flattened, and rolled onto the take-up core.

Flat Cast	4	Geomembranes	Blended polymer foundation is extruded horizontally between two flat lips and rolled onto the take-up core.

DRS	7	Geomembranes	Molten polymer is sprayed onto a previously extruded sheet creating a textured surface.

Geonet and Geocomposite	3	Drainage Products	Blended polymer formulation is extruded downward to form a net, which is cut and formed into rolls. The geocomposite is produced by attaching nonwoven geotextile to the geonet.

GundSeal GCL	1	GCLs	Geomembrane is fed through rollers and applied with a bentonite clay and adhesive mix.

Needle-punched Blanket GCL	2	GCLs	Bentonite clay is sealed between two layers of nonwoven geotextile through a stitch bonding process.

Needle-punched Nonwoven	1	Nonwoven Geotextile	Polypropylene fibers of a carded web are interlocked by repeatedly passing barbed felting needles in and out of the web.

Our capabilities in both round die and flat cast manufacturing allow us to offer a broad geomembrane product line. With round die manufacturing, we can produce liners with multiple layers, which is necessary in the production of certain specialized products, such as GSE White. Additionally, the round die process offers co-extrusion capabilities that allow for simultaneous texturing and production of the liner as well as thinner material. The flat cast manufacturing process allows us to precisely control the thickness of the geomembranes. In Germany, the flat cast machine can produce liners with multiple layers. In addition, we are able to produce smooth HDPE and LLDPE geomembranes at a low cost through flat cast manufacturing.

Our global manufacturing quality assurance program establishes quality control standards for the manufacture of geosynthetic products. Quality assurance laboratories at each facility oversee all quality control initiatives. Raw materials, such as a polyethylene resin and master batch, are subject to tests that must comply with our specifications before entering the manufacturing process. A strip is taken from a finished product based on test frequencies and a laboratory tests the strip to ensure that it complies with product specifications. The laboratories catalog every strip in case the integrity of a product in the field is ever questioned. In addition, thickness readings are taken continuously on most geomembrane lines over the length and width of the roll to check for product consistency.

Raw Materials and Supplier Relationships

Geosynthetic Products

We have developed close relationships with a group of suppliers with whom we have a long history of doing business. Our purchases from suppliers are based on purchase orders, rather than long-term contracts. High-grade polyethylene resins are the most significant raw material we purchase. These resins are primarily purchased from at least two primary suppliers at each manufacturing location. We purchased approximately 19% of our raw materials during 2006 from our largest supplier.

Given the size and weight of our products, managing freight costs is a significant factor in our operating results. In the U.S. and Canada, we distribute our products from four facilities through contractual relationships. With manufacturing facilities on five continents and a global network of approved distributors, we seek to manage freight costs by reducing shipping distances and negotiating rates through local distributors.

Replicated Grass Products

We are developing working agreements with a small group of specialized manufacturers and suppliers of artificial turf and the drainage components used in our replicated grass business. Our purchases from manufacturers and suppliers are based on purchase orders versus long term contracts.

Sales and Marketing

Geosynthetic Products and Services

Our sales and marketing efforts for our geosynthetic products and related services are conducted on a worldwide basis and are generally coordinated by regional managers. These positions include one manager in the United States responsible for sales in North and Central America, one manager in South America, one manager in Germany responsible for Europe and Africa, one manager in Thailand responsible for Asia and one manager in Egypt responsible for the Middle East. Due to the technical nature of our sales, we support our sales force with an internal group of engineers that also serve as a direct resource for our customers’ engineers who require technical assistance.

Our sales efforts generally include: (1) installation sales, consisting of products and installation services sold primarily to national accounts and general contractors, and (2) direct sales, consisting of product only (no installation services) sold primarily to non-national accounts and independent dealers. We sell primarily to general contractors, independent installers and facility owners who are responsible for product specifications and the design and awarding of contracts.

We sell our products in a very competitive marketplace. Substantial quantities of our products are sold through the competitive bidding process, whether in the United States or in foreign countries. We bid directly to the general contractor or owner or to one of our independent distributors or independent installers. The customers’ bid proposals establish the design and performance criteria for the products. We negotiate the remainder of the contract terms where possible. In most cases, we agree to indemnify the site owner, general contractor and others for certain damages resulting from our negligence and that of our employees. When we install products, we are sometimes required to post bid and performance bonds or bank guarantees. In all cases, we provide our customers with limited material warranties on our products and limited installation warranties for our workmanship. Our limited installation warranties are typically one to five years but occasionally extend up to 20 years. These limited warranties are generally limited to repair or replacement of defective liners or workmanship, often on a prorated basis, up to the dollar amount of the original contract.

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

We participate in trade shows, conduct industry seminars and make presentations to governmental administrators. We strive to inform engineers and regulators of the benefits of using our products. Advertisements of our products appear regularly in specialized trade publications and on our website www.gseworld.com.

Replicated Grass Products

Our sales and marketing efforts for our replicated grass products and services are coordinated by our management team headquartered in Houston, Texas. This sales effort is supported by regional sales personnel located across the country. In addition, we use an external engineering firm to design the artificial sport surfaces and logo layouts and as a direct resource for our customers’ engineers who require technical assistance.

We sell primarily to owners and general contractors and facility owners who are responsible for product specifications, design and awarding of contracts. In all cases, we provide our customers with limited warranties on installed products and workmanship. Our limited warranties are typically six (6) years but occasionally extend up to eight years. The limited warranties are generally limited to repair or replacement of defective artificial turf or workmanship, but sometimes sub-grade stability, on a prorated basis, up to the amount of the original contract. On occasion, the limited warranties are written on a non-prorated basis for a period of eight years.

Environmental Legislation

The enactment of numerous environmental laws and corresponding regulations has enhanced the market for our geosynthetic products.

In the United States, the Resource Conservation and Recovery Act of 1976, as amended (“RCRA”), provides the legal framework for the storage, treatment and disposal of hazardous and non-hazardous waste. Of particular importance to us has been the impact of Subtitle D of RCRA, which regulates the disposal of municipal solid waste (“MSW”) at roughly 2,300 U.S. landfills. State regulations adopted under this title impose stringent compliance standards with regard to groundwater protections, which is what our products are designed to provide. Subtitle D regulations specify the use of a composite liner system consisting of highly impermeable clay and a geomembrane liner. The liner must be at least 30 millimeters (“mils”) thick. In addition, amendments to RCRA require all new hazardous waste landfills to use liner systems composed of two or more liners, with leachate collection and drainage systems above and between the liners. These same amendments require double liners for surface impoundments or ponds used in the containment of certain hazardous liquids.

Also of importance to our business, the Comprehensive Environmental Response, Compensation and Liability Act (“Superfund”), enacted in 1980, governs cleanup of abandoned or uncontrolled hazardous waste sites. Our products are used in cleanup work at these sites. For example, the EPA has published a presumptive remedy requiring the use of a “liner cap” in closed municipal solid waste landfills. This liner cap is designed to prevent groundwater contamination and assist in the containment of subterranean liquid waste plumes. Our products have been installed in both applications in landfills located throughout the United States.

On February 12, 2003, the EPA issued a final rule controlling wastewater discharges from Concentrated Animal Feeding Operations (“CAFOs”) under the Clean Water Act. The final rule amends federal regulations concerning the management of manure from these operations, which can cause serious acute and chronic water quality problems. There are an estimated 15,500 CAFOs producing 300 million tons of waste annually. Our liners may be used by CAFOs to come into compliance with wastewater requirements under state and federal law.

In 1993, the State of Florida published regulations requiring gypsum waste generated as a by-product of phosphate mining to be stored on composite liners with a synthetic component. Our liners meet the specifications set forth in the Florida regulations.

Environmental laws and regulations in the United States, and in other countries, particularly in the European Community, Japan and the other North American and South American countries have increased the demand for our geosynthetic products. In particular, activities that have an impact on groundwater quality have been the subject of increasing scrutiny by regulators, and may be the subject of future changes to existing laws and regulations. These activities include agricultural irrigation, animal feedlots and compounds, aquaculture facilities, industrial storm water runoff containment areas, canals, mining leach pads and tunnels.

Employees

GSE had a total of 928 employees at December 31, 2006, with 558 employed in the United States. The size of the workforce increases during peak construction periods and decreases during the off-season construction periods. None of our regular year-round employees are unionized. From time to time, however, we have entered into site-specific collective bargaining agreements with unions that apply to specific projects. We believe our employee relations are satisfactory.

Patents and Proprietary Information

We have received patents from the U.S. Patent and Trademark Office (“US PTO”) for our GSE White, GSE Conductive and GSE CurtainWall products, as well as our FrictionFlex texturing process. Some of these patents are either registered or in the process of being registered in select foreign countries. We have registered our trademark and logo with the US PTO and have registered this trademark in select foreign countries. We have other patents, pending applications, and license rights involved with storm water detention systems and artificial turf for sport fields, including patent applications and continuations in part for artificial turf systems. We manufacture GundSeal, Bentofix® and smooth-edged textured sheet pursuant to patent license agreements. We construct and install GeoStorage storm water detention systems pursuant to a patent license agreement. Although in the aggregate our patents are important in the operation of our businesses, we do not believe the loss, by expiration or otherwise, of any one patent or group of patents would materially affect our business.

Customers

Geosynthetic Products and Related Services

The primary customers for the Company’s geosynthetic products are domestic and international, municipal and private companies engaged in waste management, mining, water control and wastewater treatment, aquaculture and agriculture, and other industrial activities, including the engineering and civil works construction companies serving these customers. The Company is a full service organization that strives to provide its customers with a single source of geomembrane liners, related products and services for environmental protection and other uses.

In connection with the acquisition of Serrot International, Inc., we entered into a Supply Commitment Agreement (the “Supply Agreement”) with Waste Management Inc. on February 4, 2002. The Supply Agreement terminated on December 31, 2006. Under the Supply Agreement, (“Waste Management”) committed to purchase a minimum dollar amount of geosynthetic lining systems from the Company. If Waste Management failed to purchase its minimum amount in a given year, the “shortfall” would carry forward to the next calendar year. The Supply Agreement shortfall amounts from all years including the final year, 2006, have been agreed between the two parties.

In February 2007, the Supply Agreement was replaced with a Master Geosynthetic Purchase Agreement and a Master Geosynthetic Construction Agreement (the “Master Agreements”), with Waste Management National Services Inc. (“WMNSI”) both of which are for terms of two years and will terminate on December 31, 2008, subject to the option by WMNSI and us by mutual agreement to extend either of the Master Agreements for a one-year period with 90 days written notice prior to the expiration of the current term, up to a maximum of three times. The Master Agreements provide that either party may terminate either of the Master Agreements on 90 days’ written notice, with or without cause, with each party committed to fulfilling existing purchase orders. The reasons for termination of the Master Agreements for cause include the failure to supply enough properly skilled workers or the quantity of products required in a timely manner. We have 30 days to cure any breach of the Master Agreements prior to termination. The Master Agreements do not provide for a commitment to purchase a minimum dollar amount of geosynthetic lining systems from us.

For the years 2006, 2005, and 2004, Waste Management accounted for 13%, 13% and 20%, respectively, of our sales and operating revenues. Under the Master Agreements, we expect to receive significantly less revenues and gross profit for 2007 as compared to 2006. To mitigate the impact of this change in business with Waste Management, we are pursuing other business, including our newly acquired replicated grass technology business and storm water retention business, as well as reducing the current cost structure. Based on the terms of the new business relationship with Waste Management, we believe that the loss of Waste Management as a customer under the Master Agreements would not have a material adverse effect on our expected results of operations for 2007.

Replicated Grass Products

The primary customers for replicated grass sport fields are municipal, schools, colleges and private owners and operators of soccer and football field complexes. We strive to provide these customers with a single source of artificial turf, related products and installation services.

Backlog

As of December 31, 2006, our backlog was $68.0 million compared to $51.9 million at December 31, 2005. We anticipate that the majority of the value of construction contracts and customer purchase orders included in backlog at December 31, 2006 is expected to be completed or filled prior to the end of 2007, subject to weather and other construction related delays. Contracts and commitments for products and services are occasionally varied, modified, or cancelled by mutual consent.

Seasonality and Other Business Conditions

Geosynthetic Products

The greatest volume of geosynthetic product deliveries and installations typically occur during the summer and fall, which results in seasonal fluctuations of revenue. Often, scheduled deliveries are subject to delays at the customers’ requests to correspond with customers’ annual budgetary and permitting cycles. We use our manufacturing capacity at our various locations in an attempt to mitigate the impact of seasonal fluctuation on its manufacturing, delivery, and installation schedules.

Replicated Grass Products

We provide the greatest volume of our replicated grass products and services in the summer months because adverse weather conditions in the northern states negatively impact our ability to provide products and services with respect to outdoor fields in those states. In addition, our customers, which include municipalities, schools and colleges, typically use the fields for athletic events in the fall and spring.

Competition

Geosynthetic Products and Services

We believe there are approximately 30 companies engaged in the production of various synthetic geomembranes worldwide. These companies offer the same or similar wide range of products that we offer. Our competition is not limited to those companies that manufacture polyethylene and polypropylene lining products, but also encompasses companies offering polyvinyl chloride (“PVC”), scrim-reinforced chlorosulphonated polyethylene (“Hypalon”) products and ethylene propylene diene terpolymer (“EPDM”) geomembranes. The principal resin types used in our products sold are high-density polyethylene and linear low density polyethylene. At least three other companies manufacturing HDPE liners compete directly with us in North America.

We encounter competition in our other product lines in the United States with one company competing in the sale of geosynthetic clay liners. In the drainage net market, six companies offer products that directly compete with our geonet product line.

Competition is based on the performance of the lining systems, installation capabilities, quality and pricing. Pricing remains very competitive with excess capacity in the industry impacting margins. We believe we compete successfully because we manufacture, sell and install a wide range of high quality, cost effective products and services, and because of our strategically located manufacturing facilities.

Forward-Looking Information

This Form 10-K contains certain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, and information relating to us and our subsidiaries that are based on beliefs of our management, as well as assumptions made by and information currently available to our management. When used in this report, the words, “anticipate”, “believe”, “estimate”, “expect”, “intend” and words of similar importance, as they relate to us or our subsidiaries or our management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitations, competitive market factors, world-wide manufacturing capacity in the industry, general economic conditions around the world, raw material pricing and supply, governmental regulation and supervision, seasonality, distribution networks, and other factors described herein, as well as those identified under the captions “Business”, “Risk Factors”, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and elsewhere herein. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.

Available Information

We, through our website www.gseworld.com, make available free of charge our reports on Forms 10-K, 10-Q and 8-K (and amendments to these reports) filed or furnished pursuant to Section 13(c) or 15(d) of the Exchange Act. These reports are available on our website as soon as reasonably practicable after they are electronically filed with or furnished to the U.S. Securities and Exchange Commission.

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

Pricing for our products and services is primarily driven by worldwide manufacturing capacity in the industry and by raw material costs. The price of raw materials is important to our operating results. In 2006, materials expense represented approximately 81% of our cost of sales. Our principal raw material, polyethylene resins, is occasionally in short supply and subject to substantial price fluctuation in response to market demand and the price of feed stocks, including natural gas. Generally, we do not enter into purchase contracts for the future delivery of raw materials, and, accordingly, our suppliers may change their prices and other purchase terms at any time. If raw materials prices increase, we may not be able to pass on such increases to our customers under our contracts. Also, as discussed elsewhere in this "Risk Factors" section, we compete with companies that manufacture products using raw materials different from ours and if we experience an increase in the price of our raw materials or an interruption in the supply of our raw materials, our competitors would not necessarily suffer the same price increases or supply interruption. A significant increase in the industry's worldwide manufacturing capacity, material interruption in raw material supply or electricity supply, or raw material price increases could have a material adverse effect upon our financial position, results of operations and/or cash flows.

We may experience material decline in volumes and gross margins from the largest customer, Waste Management.

In 2006, Waste Management was our largest customer, accounting for approximately 13% of sales and operating revenue. As discussed in Item 1. Business-Customers, the Supply Contract expired on December 31, 2006, and we entered into the Master Agreements with WMNSI, which will reduce the volume of business as well as the profitability of Waste Management commitments in 2007. We believe that the significant reduction in revenue and gross margin from Waste Management will have a material adverse effect on our financial position, results of operations and/or cash flows if not offset by other new business opportunities or organic growth. To mitigate the impact of this change in business with Waste Management, we are pursuing other business, including our newly acquired replicated grass technology business and storm water retention business, as well as reducing the current cost structure.

We generally do not have long-term contracts with our customers, and our customers generally may terminate their relationship with us at any time.

Except for the Master Agreements with WMNSI, our contracts are entered into on a project-by-project basis, and our customers do not have ongoing contractual obligations to purchase anything from us. If a significant number of our customers choose to terminate their contracts or to not enter into new contracts with us, it would have a material adverse effect on our business, financial position, results of operations and/or cash flows. In addition, for similar reasons, our contract backlog is not necessarily indicative of future sales, and the estimated size of any contract is not necessarily indicative of the profitability of that contract.

Our profitability is subject to inherent risks because of the fixed nature of almost all of our contracts.

Substantially all of our customer contracts, particularly our installation contracts, are fixed-price contracts with commencement of performance dates spread throughout the year. Under a fixed-price contract, the customer agrees to pay a specified price for our performance of the entire contract. Fixed-price contracts carry inherent risks, including risks of losses from underestimating costs, operational difficulties and other changes that may occur over the contract period. Also, inclement or hazardous weather conditions can result in substantial delays in installation and additional expenses. Due to these factors, it is possible that we will not be able to perform our obligations under fixed price contracts without incurring additional expenses that we are unable to pass through to our customers. If we were to significantly underestimate the cost of one or more significant contracts (including as a result of subsequent increases in resin prices) or experience greater expenses than anticipated at the time of contracting, the resulting losses could have a material adverse effect on our financial position, results of operations and/or cash flows.

We operate in a highly competitive industry.

We sell our products in a very competitive marketplace. The principal resin types that we use in our products are high-density polyethylene and linear low density polyethylene. We compete both with companies that use the same raw materials that we do and with companies that use different raw materials. Additionally, companies that manufacture geosynthetic products who are not currently competing with us may decide to do so in the future. Competition is based on product performance, installation capability, quality and pricing. Pricing remains very competitive with excess capacity in the industry impacting margins. Moreover, our current and potential competitors may have substantially greater financial resources, name recognition, research and development, marketing and human resources than we have. In addition, our competitors may succeed in developing new or enhanced products that are better than our products. These companies may also prove to be more successful than we are in marketing and selling these products. We cannot assure you that we will be able to compete successfully with any of these companies. Increased competition as to any of our products could result in price reduction, reduced margins and loss of market share, which could negatively affect our business, prospects, financial position, results of operations and/or cash flows.

We are subject to certain risks associated with our foreign operations that could harm our revenues and profitability.

We have significant operations in Europe, Canada, Thailand, Chile and Egypt. Certain risks are inherent in international operations, including:

->difficulty of enforcing agreements and collecting receivables through certain foreign legal systems;

->foreign customers may have longer payment cycles than customers in the United States;

->tax rates in certain foreign countries may exceed those in the United States and foreign earnings may be subject to withholding requirements or the imposition of tariffs, exchange controls or other restrictions;

->general economic conditions, political unrest and terrorist’s attacks in countries where we operate may have an adverse effect on our operations in those countries;

->exposure to possible expropriation or other governmental actions;

->difficulties associated with managing a large organization spread throughout various countries;

->import and export license requirements;

->changes in tariffs and taxes;

->restrictions on repatriating foreign profits back to the United States;

->intellectual property protection difficulties; and

->complications in complying with a variety of foreign laws and regulations, many of which conflict with U.S. laws.

In addition, foreign operations involve uncertainties arising from local business practices, cultural considerations and international political and trade tensions. As we continue to expand our business globally, our success will be dependent, in part, on our ability to anticipate and effectively manage these and other risks. We cannot assure you that we will be able to manage effectively these risks or that these and other factors will not have a material adverse effect on our international operations or our business, financial position, results of operations and/or cash flows.

Currency exchange rate fluctuations could have an adverse effect on our revenues and financial results.

We generate a significant portion of our revenues, and incur a significant portion of our expenses, in currencies other than U.S. dollars. To the extent that we are unable to match revenues received in foreign currencies with costs paid in the same currency, exchange rate fluctuations in any such currency could have an adverse effect on our results of operations and cash flows. During times of a strengthening U.S. dollar, our reported sales from the international operations will be reduced because the applicable local currency will be translated into fewer U.S. dollars.

The costs and difficulties of acquiring and integrating complementary businesses and technologies could impede our future growth and adversely affect our competitiveness.

As part of our growth strategy, we intend to consider acquiring complementary businesses. Our ProGreen asset acquisition in October 2006 was consistent with this growth strategy. Currently, we do not have any other commitments or agreements relating to any material acquisitions. Future acquisitions could result in the incurrence of debt and contingent liabilities, which could have a material adverse effect upon our business, financial condition and results of operations. Risks we could face with respect to acquisitions include:

->greater than expected costs and management time and effort involved in identifying, completing and integrating acquisitions;

->risks associated with unanticipated events or liabilities;

->potential disruption of our ongoing business and difficulty in maintaining our standards, controls, information systems and procedures;

->entering into markets and acquiring technologies in areas in which we have little experience;

->the inability to successfully integrate the services, products and personnel of any acquisition into our operations;

->a need to incur debt, which may reduce our cash available for operations and other uses; and

->realizing little, if any, return on our investment.

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

Our product deliveries and installations may fluctuate due to seasonality and other factors that may adversely affect the financial results and cash flows.

The greatest volume of geosynthetic product deliveries and installations typically occur during the summer and fall, which results in seasonal fluctuations of revenue. Often, scheduled deliveries are subject to delays at the customers' requests to correspond with customers' annual budgetary and permitting cycles. We may not be able to use our manufacturing capacity at our various locations to mitigate the impact of seasonal fluctuation on our manufacturing, delivery and installation schedules. Substantial fluctuations in our operations could significantly limit our cash flow and therefore our ability to service our debt, including the senior notes.

Product liability and indemnification claims could have a material adverse effect on our operating results. Our ability to maintain insurance may be limited, and our coverage limits may not be sufficient for all claims.

Our products are used in, among other things, containment systems for the prevention of groundwater contamination. Our products are also used in significant public works projects. Accordingly, we face an inherent business risk of exposure to product liability claims (including claims for strict liability and negligence) and claims for breach of contract in the event that the failure of our products or our installation services results, or is alleged to result, in property damage, damage to the environment and/or personal injury. We agree in most cases to indemnify the site owner, general contractor and others for certain damages resulting from our negligence and that of our employees. We cannot assure you that we will not incur significant costs to defend product liability and breach of contract claims or that we will not experience any material product liability losses or indemnification obligations in the future. Such costs, losses and obligations may have a material adverse impact on our financial position, results of operations and/or cash flows.

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

We provide our customers of our geosynthetic products and related services with limited material warranties on our products and limited installation warranties for our workmanship. Our limited installation warranties are typically 1 to 5 years but occasionally extend up to 20 years. Our product warranties are typically 5 years but occasionally extend up to 20 years. These limited warranties are generally limited to repair or replacement of defective products or workmanship, often on a prorated basis, up to the dollar amount of the original contract. In some foreign contracts, we may be required to provide the customer with specified contractual limited warranties as to material quality. Our product warranty liability in many foreign countries is dictated by local laws in addition to the warranty specified in the contracts. Several of our foreign subsidiaries sell products and installation services under competitively bid construction contracts. Significant warranty claims could have a material adverse effect on our financial position, results of operations and/or cash flows.

A downturn in either the economy generally or the development of landfills in particular would negatively impact our business.

Our primary business depends on a growing economy to stimulate demand for the types of projects in which our products are installed. In particular, a substantial portion of our business depends on the continued development of landfills. Landfill development could slow due to a general economic downturn, a change in laws and regulations regarding the development of landfills or from other factors. A downturn in the economy or any other development that adversely impacts the development of landfills could adversely impact our financial position, results of operations and/or cash flows.

Regulatory and technological changes may adversely affect us.

Changes in legislative, regulatory or industry requirements or competitive technologies may render certain of our products obsolete. Our ability to anticipate changes in regulatory and technology standards and to develop and introduce new and enhanced products in response to these changes may significantly impact our ability to grow and to remain competitive. For example, certain existing laws and regulations in the United States and foreign countries require developers of landfills and other handlers of certain waste to prevent groundwater contamination in a manner that our products are currently designed to provide. Changes in such laws and regulations could have a material adverse effect on our financial position, results of operations and/or cash flows if new requirements were not satisfied by our products. Also, a reduction in the enforcement of such laws and regulations could also materially adversely affect our financial position, results of operations and/or cash flows. We are also subject to the risks generally associated with new product introductions and applications, including lack of market acceptance, delays in product development and failure of products to operate properly. We cannot assure you that we will be able to achieve the technological advances that may be necessary for us to remain competitive or that certain of our products will not become obsolete.

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

We have a substantial amount of indebtedness. As of December 31, 2006, we had outstanding approximately $179.9 million of total indebtedness, including approximately $29.6 million of secured indebtedness. The high level of indebtedness could have important consequences to you, including the following:

->it may be more difficult for us to satisfy our obligations with respect to the senior notes;

->our ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired;

->we must use a substantial portion of our cash flow from operations to pay interest and principal on the senior notes and other indebtedness, which will reduce the funds available to us for other purposes such as capital expenditures;

->we may be limited in our ability to borrow additional funds;

->we may be limited in our ability to obtain bonds needed to bid on or perform certain installation contracts;

->we may have a higher level of indebtedness than some of our competitors, which may put us at a competitive disadvantage and reduce our flexibility in planning for, or responding to, changing conditions in our industry, including increased competition; and

->we may be more vulnerable to economic downturns and adverse developments in our business.

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

The indenture governing the senior notes and the agreements governing our other indebtedness impose significant operating and financial restrictions on us. These restrictions limit our ability to take certain actions including our ability to:

->incur additional indebtedness;

->create liens or other encumbrances;

->pay dividends or make certain other payments, investments, loans and guarantees; and

->sell or otherwise dispose of assets and merge or consolidate with another entity.

In addition, our senior credit facility requires us to meet certain financial ratios and financial condition tests. For more information, see “Item 7. - Liquidity and Capital Resources - Borrowing Arrangements”. Events beyond our control can affect our ability to meet these financial ratios and financial condition tests. Our failure to comply with these obligations could cause an event of default under our senior credit facility. If an event of default occurs, our lenders could elect to declare all amounts outstanding, including accrued and unpaid interest, under our senior credit facility to be immediately due, and the lenders could foreclose upon the assets securing our senior credit facility. In that event, we cannot assure you that we would have sufficient assets to repay all of our obligations, including the senior notes.

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

We are a wholly-owned subsidiary of GEO Holdings. CHS IV owns substantially all of the issued and outstanding common stock of GEO Holdings, and members of our senior management hold options exercisable for approximately 10% of the common stock of GEO Holdings, determined on a fully-diluted basis. Pursuant to the Stockholders Agreement that GEO Holdings entered into with CHS IV, certain co-investors and certain members of our senior management, CHS IV has the right to appoint up to three of GEO Holdings' four directors. GEO Holdings has the ability to elect all of the members of our board of directors, appoint new management and approve any action requiring the approval of our stockholders. The directors have the authority to make decisions affecting our capital structure, including the issuance of additional indebtedness and the declaration of dividends. In addition, transactions may be pursued that could enhance the investment of the holders of GEO Holdings equity while involving risks to your interests. It is possible that the holders of GEO Holdings equity will exercise control over us in a manner that is adverse to the interests of the holders of the senior notes. See "Item 12. Security Ownership of Certain Beneficial Owners and Management" and "Item 13. Certain Relationships and Related Transactions” for additional information.

Item 1B. Unresolved Staff Comments.

None.

ITEM 2. Properties.

We have manufacturing capabilities for our products at ten locations around the world. Our locations are in close proximity to the our customers and/or resin suppliers. At these locations, we have fourteen extrusion lines and four flat cast lines for producing liner products, three lines for the production of geocomposite drainage net products, one needle punched nonwoven textile manufacturing line, three lines for the production of geosynthetic clay lining products, and seven texturing lines.

United States

GSE Lining Technology, Inc. conducts U.S. operations at our headquarters located on a 21.5-acre tract of owned land in an industrial park in Houston, Texas. This location has 31,400 square feet of office space in two buildings, housing administrative, sales, and installation functions. We have two large manufacturing facilities servicing the U.S. and foreign markets at this location. One manufacturing facility is a 67,000 square foot building of metal skin over steel frame construction that contains seven blown film round die extrusion lines and one geocomposite drainage net line. Fabrication is housed in a separate 12,000 square foot facility.

The second manufacturing facility in Houston occupies 16.9 acres of owned land with 3,300 square feet of office space, and two buildings with a total of 83,000 square feet for manufacturing operations. The manufacturing building houses a flat cast sheet extrusion line. This facility is idle.

Another manufacturing facility is on a 55-acre tract of owned land in an industrial park in Kingstree, South Carolina. This location has 5,400 square feet of office space and 178,500 square feet for manufacturing and warehousing operations. The building of metal skin over sheet frame construction contains one needle punched nonwoven manufacturing line and one geocomposite drainage net line.

Our patented GundSeal products are manufactured on one production line housed in an owned 22,000 square feet building with 1,500 square feet of office space on a 15.3-acre owned tract located in Spearfish, South Dakota. In addition, the location includes a needle-punched GCL line which produces our Bentofix products located in a 28,000 square feet building. The plant is located near the sources for clay (bentonite).

Canada

We own a 75.5% interest in Bentofix Technologies, Inc. (“BTI”), located in Barrie, Canada. BTI leases 2,000 square feet of office space and 60,000 square feet for manufacturing geosynthetic clay lining products on one production line.

Germany

GSE Lining Technology GmbH, headquartered in Hamburg, Germany, manages our European operations. This location has 20,988 square feet for manufacturing located in Rechlin, Germany, on 8.2 owned acres. From this location, we supply our customers with products manufactured on a flat cast extrusion line, three texturing lines, a blown film round die extrusion line and a geonet/geocomposite drainage net line.

United Kingdom

Our operations in the United Kingdom are carried out by our subsidiary, GSE Lining Technology Ltd., operating at a 0.75 acre owned facility in Soham, England, just north of London with support administrative and sales personnel located in a 2,755 square feet office in Waterbeach, England. The Soham location has 10,652 square feet of owned manufacturing facilities. Its products are manufactured on a blown film round die extrusion line located on this site and one texturing line. This facility manufacturers both polyethylene and polypropylene geomembrane products.

Egypt

We own three Egyptian companies, GSE Lining Technology Co - Egypt, HYMA/GSE Manufacturing Co., and HYMA/GSE Lining Technology Co. The manufacturing facility, which operates under GSE Lining Technology Co - Egypt, is located at the 4th industrial zone, in the 6th of October City, which is the largest industrial city in Egypt. Its products are manufactured on one flat cast extrusion line and one blown film round die extrusion line. We own seven buildings with total area of 32,280 square feet and 5.0 acres of land.

Thailand

GSE Lining Technology Company Ltd. headquartered in Bangkok, Thailand, manages our Thailand operations. Our owned manufacturing facility is located in Rayong, Thailand, on 2.1 acres of property leased by us. Our products are manufactured on two blown film round die extrusion lines, one flat cast line and two texturing lines. We also manage the representative offices in the People’s Republic of China, Thailand, and a liaison office in India. In the first quarter of 2007, we plan to establish a sales office in Ho Chi Minh City, Vietnam.

Australia

Our sales operation in Australia is carried out by GSE Australia Pty. Ltd. operating out of leased offices located in Moorebank, New South Wales. It offers the full range of our geomembranes and related products.

Chile

GSE Lining Technology Chile, S.A. headquartered in Santiago manages our manufacturing facility in an industrial area near Antofagasta, Chile. We own a 2.3 acre property which includes a 14,764 square foot manufacturing building that has two blown film round die extrusion lines producing smooth and textured polyethylene geomembranes. In addition, GSE Chile has a texturing line.

ITEM 3. Legal Proceedings.

The Company was a third-party defendant in a lawsuit that was filed in September 1997 in the Supreme Court of New York, County of Richmond (Mario Cicala v. Interstate Industrial Corporation, Stearns, Conrad and Schmidt Consulting Engineers, Inc., Interstate Industrial Corporation v. Gundle Lining Construction Corp. and Gundle Lining Construction Corp. v. The City of New York; Case No. 13076/97). The plaintiff, Mario Cicala, was a Company employee who slipped and fell at a job site and brought a claim against the primary defendants for $20,000,000. On July 19, 2006, the defendants compromised and settled the plaintiff’s personal injury damage claim for $1.4 million and waiver of worker’s compensation subrogation rights. The Company paid $900,000 of the settlement cost, none of which was reimbursed by its insurance carrier, Reliance National Insurance in Liquidation. The Texas Property and Casualty Insurance Guaranty Association and New York Liquidation Bureau contributed $350,000 to the settlement, along with $150,000 from Interstate Industrial Corp. The Company recorded a charge of $900,000 in the second quarter of 2006 to reflect the settlement of the Cicala lawsuit.

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

On March 1, 2007, the Ninth Circuit Court of Appeals affirmed the district court’s declaration that International Technology Investment Group, LTD., whose shareholders also own Wembley, is the rightful owner of the 1,100,000 shares of Gundle/SLT Environmental, Inc. common stock under the 1997 Stock Subscription Agreement. The appellants have 90 days from the date of entry of the judgment to appeal the appellate court’s judgment.

The Company believes that this dispute is between Wembley and Shire. Accordingly, if a claim is asserted against the Company, the Company intends to defend itself vigorously.

We are also a party to various other legal actions arising in the ordinary course of our business. These legal actions cover a broad variety of claims spanning our entire business. As of the date of this filing, we believe it is not reasonably possible that resolution of these legal actions will, individually or in the aggregate, have a material adverse effect on our financial condition or results of operations.

ITEM 4. Submission of Matters to a Vote of Security Holders.

We did not submit any matters to a vote of our security holders during the fourth quarter of 2006.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

There is no established public market for the outstanding common equity of the Company. In connection with the Merger, we became a wholly owned subsidiary of GEO Holdings, which is controlled by CHS IV, an entity controlled by CHS, in a transaction valued at approximately $242.1 million. (See “Item 1. Business- Corporate Developments”.) As a result of the Merger, our common stock is no longer publicly traded.

We do not currently intend to declare or pay dividends on our common stock. Further, our ability to pay dividends is restricted by certain covenants contained in our senior credit facility, as well as certain restrictions contained in the indenture governing our senior notes. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

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

	Successor Company			Predecessor Company
			Period from	Period from
	Year Ended		May 18, 2004	Jan. 1, 2004	Year Ended
	December 31,		to Dec 31,	to	December 31,
	2006	2005	2004	May 17, 2004	2003	2002
Selected Statement of Income Data:
Sales and operating revenue	$373,318	$317,618	$217,513	$70,393	$274,618	$266,970
Gross profit	56,902	56,351	44,817	10,286	59,159	56,644
Operating income (loss)	19,752	21,033	23,451	(8,007)	30,208	24,233
Interest expense, net	20,917	18,449	12,418	1,451	2,064	2,379
Income before income taxes	(1,170)	2,429	10,978	(9,286)	31,519	21,258
Net income (loss) before extraordinary items	(2,513)	694	8,304	(6,308)	20,771	12,890
Extraordinary items	-	-	-	-	-	25,966
Net income (loss)	(2,513)	694	8,304	(6,308)	20,771	38,856
Basic earnings (loss) per common share
Before extraordinary items	*	*	*	$(0.54)	$1.81	$1.15
Extraordinary items	*	*	*		-	2.32
Basic earnings (loss) per common share	*	*	*	$(0.54)	$1.81	$3.47

Diluted earnings (loss) per common share
Before extraordinary items	*	*	*	$(0.51)	$1.72	$1.11
Extraordinary items	*	*	*	-	-	2.23
Diluted earnings (loss) per common share	*	*	*	$(0.51)	$1.72	$3.34

Selected Balance Sheet Data:
Working capital**	$69,264	$68,328	$73,592	$70,679	$92,452	$92,265
Total assets	330,954	316,401	309,551	198,262	213,503	202,310
Total debt	179,875	172,285	168,604	806	16,722	21,602
Stockholder's equity	71,525	69,631	74,014	155,557	157,157	132,431

* The Successor Company has no outstanding publicly held common shares and therefore does not report earnings per share.

** Working Capital is current assets minus current liabilities.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of the historical financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and the notes thereto which appear in this report.

Overview

We are a leading manufacturer, marketer and installer of a broad array of geosynthetic lining products and a high volume producer of resin-based products made primarily from polyethylene resins. Our primary products consist of geosynthetic lining materials of membranes, drainage nets and composites, textiles, and clay liners. We sell installation of our products in the United States and Germany. We discontinued installation of our products in the United Kingdom as of December 22, 2006 due to competitive pressures on margins and the actions of national waste companies in contracting for installation services. Approximately 21% of our geosynthetic products are installed by us with the balance installed by independent installers.

The demand for our geosynthetic products is driven by municipal and private solid waste landfill development where environmental regulations require our liner products. Solid waste containment represented 53% of the Company’s revenues in 2006 and 56% of revenues in 2005. Factors influencing these regulations include population growth, migration trends, solid waste per capita, environmental concerns of developing countries, and disposing methods. The solid waste containment market (in the geographic areas of our business) continues to grow approximately 2% to 4% per year. Other demands for our products are heap leach mining of metals, water management, agriculture, aquaculture, and other industrial applications. Growth in these markets is more cyclical to their industry.

Raw material cost of our products makes up approximately 81% of our product cost. The cost of these raw materials change due to factors outside our control, including worldwide capacity, market demand, and the price of feed stocks such as natural gas and oil. Our profitability depends on our ability to change our product prices as raw material costs change, which we have historically been able to do. Our profitability is also influenced by competitive pressures. While we supply 40% to 50% of the world’s geosynthetic products, most of our competitors are regional, family-owned businesses that bid for business along with us in their areas.

We faced many challenges in 2006, but despite those challenges we were successful in modestly increasing 2006 gross profit compared with 2005. Continued competitive pressures due to worldwide over capacity were felt in the European markets. Raw material costs were volatile throughout the year, with a slight decrease in resin prices in the fourth quarter. Increased volumes resulting from major projects in international markets improved the utilization of our production facilities compared with the prior year. Gross margins also improved in international markets from mining projects in South America, aquaculture projects in Asia and improved margins on European installation services. The U.S. also had increased shipments and installation services for national solid waste customers.

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

In connection with the Merger, we entered into a $65.0 million senior secured credit facility with UBS Loan Finance LLC and certain other lenders. The senior credit facility provides for a $25.0 million term loan facility and a revolving credit facility up to $40.0 million. In addition, we issued $150.0 million of publicly registered 11% senior notes due in 2012. The senior notes are guaranteed by all of our existing and future direct or indirect domestic subsidiaries other than Bentofix Technologies (USA), Inc., a dormant subsidiary of our 75.5%-owned Canadian subsidiary, Bentofix Technologies, Inc.

On December 30, 2005, we completed the acquisition of the operating assets of SL Limitada, (SL), a privately owned company located in Santiago and Antofagasta, Chile. The acquisition was completed pursuant to an asset purchase agreement for a total purchase price of $15.5 million plus a separate agreement for the purchase of the raw material and finished goods inventory which we valued at $2.1 million. The transaction was financed with cash and a $4.5 million seller note payable over a five-year period.

On January 18, 2006, GSE International (a wholly owned subsidiary of the Company) entered into a share purchase agreement with Naue GmbH & CO KG (“Naue”) to acquire all the issued and outstanding shares Naue held in the capital of Bentofix Technologies, Inc. for $2,400,000 CDN ($2,066,649 US). The purchase of these shares increased the Company’s ownership percentage in Bentofix Technologies from 51% to 75.5%.

On August 31, 2006, we acquired the rights to commercialize the storm water detention system owned by GeoStorage Corporation under an assignment of U.S. Patent Application Serial No. 11/190.629. We entered into a Technology and Patent Rights Agreement, along with an Employment Agreement, with Terrance G. Sheridan, President of GeoStorage Corporation. The Technology and Patent Rights Agreement requires the payment of a per cubic foot royalty payment for any “covered system” as defined in the agreement.

On October 13, 2006, we completed an acquisition of the operation assets, patent and other intangible assets of ProGreen. The acquisition was completed pursuant to an asset purchase agreement for a total purchase price of $4,712,000, which included transaction costs of $151,000. The transaction was payable in cash and a $2.7 million three-year unsecured promissory note.

The Merger and SL and ProGreen asset acquisitions were accounted for under the purchase method of accounting. Under purchase accounting, the purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values, with the remainder allocated to goodwill. The increase in basis of the assets will result in non-cash charges in future periods, principally related to the step-up in the value of property, plant and equipment and other intangible assets. The results of operations from the businesses acquired in the SL and ProGreen transactions are included in our historical financial information contained herein from their respective dates of acquisition.

Results of Operations

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Selected financial data:

	(in thousands)
	For the year ending December 31,
	2006	2005
Sales and operating revenue	$373,318	$317,618
Cost of products & services	316,416	261,267
Gross profit	56,902	56,351
Selling, general & administrative expenses	31,313	29,573
Amortization of intangibles	5,837	4,727
Merger/Acquisition related activities	-	1,018
Operating income	19,752	21,033
Interest expense	22,088	19,386
Interest income	(1,171)	(937)
Foreign exchange (gain) loss	(219)	37
Change in fair value of derivatives	226	264
Minority interest	187	497
Other (income), net	(189)	(643)
Profit (loss) before tax	(1,170)	2,429
Income tax expense	1,343	1,735
Net income (loss)	$(2,513)	$694

The Company’s worldwide sales and operating revenue of $373,318,000 increased by $55,700,000, or 17.5% in 2006 from $317,618,000 reported in 2005. Product prices were up 9.2% and units shipped were up 7.7%. Units installed decreased 4.2% from the 2005 year. At December 31, 2006, the backlog of $68.0 million was 31.1% higher than at December 31, 2005.

U.S. sales and operating revenue of $184,350,000 for 2006 was 14.3% higher than the previous year. The increase in revenues was due to a 12.4% increase in sales prices, resulting from higher raw material costs, while shipments were 1.6% higher compared with 2005. U.S. installation revenue, recognized on a cost percentage-of-completion basis, in 2006 was 8.3% higher than the prior year while installed units were down 2.7% from the prior year.

Foreign sales and operating revenue were $188,968,000 in 2006, a 20.9% increase from the prior year. This increase included revenues from the Chilean acquisition of $23,785,000. Excluding the Chilean acquisition, foreign revenues increased 5.7% over the prior year Foreign units shipped increased by 12.7% and units installed decreased by 14.1% in 2006 over 2005. The UK installation services were discontinued as of December 22, 2006 due to competitive pressures on margins and the actions of national waste companies in contracting for installation services. Foreign installation revenue in Europe, recognized on a cost percentage-of-completion basis, increased 22.5% in 2006 due to an increase of 42.6% in sales per unit. The change in the U.S. dollar value of the Company’s foreign entity functional currencies also increased 2006 foreign sales and operating revenue by approximately $2,504,000.

Gross profit in 2006 was $56,902,000 compared with $56,351,000 in 2005. Gross profit as a percentage of sales and operating revenue declined to 15.2% from 17.7% last year. U.S. gross profit for 2006 was 4.8% lower than 2005 primarily due to lower dollar per unit margins. Despite lower shipments in Europe, gross profit from foreign operations in 2006 was 6.5% higher than 2005. Lower shipments in Europe were partially offset by gross profit from the acquired Chilean operations. During the summer of 2006, raw material cost increased significantly and because of the world-wide competitive environment, the Company was unable to raise sales prices soon enough to match the increase in raw material cost. Change in U.S. dollar value of functional currencies increased 2006 gross profit by approximately $618,000.

Selling, general and administrative (“SG&A”) expenses of $31,313,000 in 2006 increased $1,740,000 over the 2005 year. Contributing to the increase was $1,714,000 of expenses related to the acquired Chilean operations, a $900,000 legal charge in connection with the settlement of the Cicala lawsuit, a one-time stock option compensation charge and severance expenses. These increases were partially offset by other expenses including other legal costs, bad debt expense, and incentive plan costs. Changes in the U.S. dollar value of the Company’s foreign entity functional currencies also increased SG&A by approximately $163,000.

Amortization of intangible expense increased 23% to $5,837,000 primarily due to intangible assets acquired in the Chilean acquisition. Minority interest expense decreased by $310,000 to $187,000 as a result of the Company’s increased ownership in the Canadian subsidiary, Bentofix Technologies, Inc.

Interest expense of $22,088,000 for the 2006 year was higher than 2005’s interest expense of $19,386,000. This increase was primarily due to increased interest rates, higher levels of debt and the accretion of the fair market value adjustment recorded when the Company elected to no longer apply hedge accounting. As of January 1, 2006, the Company was no longer able to apply the short cut method of accounting for its interest rate swap and, therefore, elected to no longer apply hedge accounting.

Other income was $189,000 for the 2006 year compared to other income of $643,000 in 2005. The 2006 amount included gains/(losses) on the sales of assets being offset by the change in the value of the interest rate swap. Other income in 2005 was primarily related to gains on the sale of assets.

The Company’s provision for income taxes is recorded at statutory rates for each tax jurisdiction based on fiscal year to date results, adjusted for certain permanent differences.  For the year ended December 31, 2006, the Company recorded tax expense of $1,343,000 with a pre-tax book loss of ($1,170,000). Tax expense for 2006 included approximately $540,000 for prior years’ state and foreign taxes. See Notes to Consolidated Financial Statements - Note 14 - Income taxes, for additional information.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

The results of operations for the year ended December 31, 2004 include the combined results of operations for the Predecessor Company for the period January 1, 2004 through May 17, 2004, and the Successor Company for the period May 18, 2004 through December 31, 2004.

Selected financial data:

	(in thousands)
		Successor and
		Predecessor
		Year 2004
	Year 2005	Combined
Sales and operating revenue	$317,618	$287,906
Cost of products & services	261,267	232,803
Gross profit	56,351	55,103
Selling, general & administrative expenses	29,573	30,770
Amortization of intangibles	4,727	3,026
Merger/Acquisition related activities	1,018	-
Expenses related to CHS transaction	-	5,863
Operating income	21,033	15,444
Interest expense	19,386	14,359
Interest income	(937)	(490)
Foreign exchange (gain) loss	37	168
Change in fair value of derivatives	264	-
Minority interest	497	271
Other (income), net	(643)	(556)
Profit before tax	2,429	1,692
Income tax provision (benefit)	1,735	(304)
Net income (loss)	$694	$1,996

The Company’s sales and operating revenue of $317,618,000 increased by $29,712,000, or 10.3% in 2005 from the $287,906,000 reported in 2004. Product prices were up 8.7%, in line with higher raw material costs. Units shipped were up 1.5% while units installed were down 16.8%. At December 31, 2005, backlog of $51.9 million was 20.0% lower than at December 31, 2004. The decline in backlog was primarily due to the timing of bid activity.

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

Gross profit in 2005 was $56,351,000, 2.3% higher than the $55,103,000 in 2004. Gross profit as a percent of sales and operating revenues declined to 17.7% from 19.1% last year, but was up 1% on a dollar per unit basis. Gross profits as a percentage of sales declined mainly due to the rise in resin prices. In addition, the decline in margins was impacted by a full year’s depreciation and amortization in 2005 at the stepped up basis of manufacturing assets (as a result of the Merger) as opposed to only a partial year of stepped up depreciation and amortization in 2004. The increase in dollar per unit gross profit resulted from an increase in profits in the foreign markets which offset the decrease in profits from U. S. markets.

International markets experienced an 18.2% increase in gross profit mainly due to the increase in sales volumes. Also contributing to gross profit was higher margins from the mining industry in Latin America, primarily serviced by U.S. operations, and improved gross profit from installation services in Germany. Change in U.S. dollar value of functional currencies decreased 2005 gross profit by approximately $174,000.

Gross profit in the domestic markets in 2005 decreased 10.4%, but was essentially flat on a dollar per unit basis with 2004. The decline was mainly due to the drop in sales volumes and a drop in installation services. The Company was able to offset the steep rise in resin prices with product price increases.

Selling, general and administrative (SG&A) expenses of $29,573,000 in 2005 were $1,197,000 lower than in 2004. The decrease in SG&A is primarily related to approximately $1,690,000 of cost reductions implemented in the U.S. and Europe in 2004 and $600,000 of lower bad debt expense. Partially offsetting this decrease was $728,000 of higher management fees paid to CHS. SG&A, as a percent of sales, was 9.3% for year ended December 31, 2005, compared to 10.7% the previous year.

Amortization of intangibles increased by $1,701,000 in 2005 compared to the prior year period. The increase reflects a full year of amortization expense related to Successor Company intangible assets recorded in connection with the Merger.

During 2005, the Company vigorously pursued two acquisition candidates in competition with other buyers, which proved unsuccessful. The Company performed extensive due diligence activities and was in negotiation with sellers over several months. Expenses totaling $1,018,000 were primarily from fees incurred for legal, accounting and professional services assisting with due diligence efforts and contract negotiations.

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

Other income of $643,000 in 2005 and other income of $556,000 in 2004 were primarily from gains on routine sales of assets.

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

Outlook

With the opportunities that we anticipate from the two new business ventures in the synthetic turf and storm water markets, along with the anticipated growth that we see in the international markets, management is confident we will be able to meet the challenges in 2007.

Sales and operating revenue are anticipated to be higher than in 2006, primarily from increased sales, improvement in performance in the international markets and the impact of the new growth opportunities that we expect from the synthetic turf and storm water business ventures.

We anticipate volume levels from the 2007 national account programs will be lower than in the previous year. We also anticipate a strong demand in most of our international markets which will result from resumption in some major projects in the mining sector that were delayed in 2006.

Overall installation activity in the U.S. and Europe is expected to increase as a result of a favorable backlog position and expected demand from large mining and power projects during 2007. We discontinued installation operations in the UK reflecting higher price competition for these services. Even though we expect to see some increase in overall installation activity, it will not be sufficient to offset the decline in US installation profitability resulting from the change in our business relationship with Waste Management.

Resin costs at the beginning of 2007 are approximately ten cents per pound lower than the average cost per pound in 2006, due to the large drop in oil prices. Increases in resin prices were announced for the first quarter of 2007 and we expect that these prices will remain volatile for the remaining part of the year which may contribute to lower gross profit.

We anticipate that the industry will continue having capacity in excess of the market growth, thus contributing to a continuance of competitive bid pricing pressure. Our intent is to maintain the 2006 margin spread over resin costs in 2007. However, maintaining that spread with higher selling prices is expected to result in gross profit margins declining as a percentage of sales. For the year 2007, we anticipate a decline in our gross profit as a percentage of sales, by approximately one percent.

Exclusive of non-cash amortization costs, we expect to have lower selling and administrative costs resulting from actions taken in 2006 and the current year, primarily personnel related.

In conclusion, we expect to meet our restrictive debt covenant measurements during 2007. Meeting the covenants will be dependent on achieving growth targets in new businesses and cost containment. We anticipate 2007 EBITDA, as defined by the debt covenants, to remain comparable to 2006.

Liquidity and Capital Resources

Sources of Liquidity

The Company’s primary sources of liquidity in 2006 were cash generated from operations and its revolving credit facility. At December 31, 2006, the Company had working capital of $69,264,000 of which $13,691,000 was cash and cash equivalents. The Company’s operating results and liquidity are normally reduced in the first quarter as both product deliveries and installations are at their lowest levels due to inclement weather experienced in the Northern Hemisphere. The Company believes that it has sufficient funding from cash on hand, cash expected to be generated from future operations and existing credit facilities to meet its anticipated liquidity needs including anticipated requirements for working capital, capital expenditures and debt service in 2007.

Total capitalization as of December 31, 2006, was $251,400,000, consisting of $71,525,000 in stockholder’s equity and $179,875,000 of total debt. The total debt is reduced by a $2,406,000 non-cash, fair value adjustment for the interest rate swap and premium on senior notes.

Capital Expenditures

Capital expenditures in 2006 were $7,037,000. The Company currently anticipates 2007 capital expenditures to be approximately $3,900,000. The Company expects to fund capital expenditures with cash on hand. There are currently no contractual obligations or commitments related to these planned capital expenditures.

Borrowing Arrangements

We entered into a three-year unsecured installment obligation with the seller of ProGreen for $2.7 million. The installment obligation bears interest at 5.13% per annum and is payable in three equal annual principal payments of $900,000 plus accrued interest commencing October 13, 2007.

We entered into a five year installment obligation with the seller of SL Limitada for $4.5 million, secured by a share pledge agreement for 30% of the equity of GSE Lining Technology Chile, S. A., an indirect wholly owned subsidiary of ours. The installment obligation bears interest at 5% for the first two years, converting to a variable rate based on the London Interbank Offer Rates (LIBOR) for the remaining term. Payments are in five annual principal and interest amounts beginning on January 1, 2007.

In connection with the Merger, we issued $150,000,000 of 11% senior notes due in 2012. The senior notes are guaranteed by all of our existing and future direct or indirect domestic subsidiaries other than Bentofix Technologies (USA), Inc., a dormant subsidiary of our 75.5%-owned Canadian subsidiary, Bentofix Technologies, Inc.

The indenture governing the senior notes, among other things: (1) restricts our ability and the ability of our subsidiaries to incur additional indebtedness, issue shares of preferred stock, incur liens, pay dividends or make certain other restricted payments and enter into certain transactions with affiliates; (2) places certain restrictions on the ability of certain of our subsidiaries to pay dividends or make certain payments to us; and (3) places restrictions on our ability and the ability of our subsidiaries to merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of our assets. The indenture related to the senior notes and our senior credit facility described below also contain various covenants that limit our discretion in the operation of our businesses.

In January 2005, we entered into an interest rate swap agreement, which effectively converted $75,000,000 of the indebtedness represented by our 11% fixed rate senior notes into variable rates based on six-month LIBOR rates. Under the swap agreement, payments are made based on a variable rate; currently 11.9994% through May 15, 2007, adjusting based on LIBOR rates every six months thereafter, and received on a fixed rate of 11%. Differentials to be received or paid under the agreement are recognized as an offset to interest expense in 2005.

At the time the Company entered into a swap agreement, the terms of the swap agreement were such that the swap was considered perfectly effective against changes in the fair value of the debt due to changes in the benchmark interest rates over swap terms. As a result, the shortcut method provided by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” was applied and there was no need to periodically reassess the effectiveness of the swap during its term. Interest expense on the debt was adjusted to include payments made or received under the swap agreements. The fair value of the swap would be carried as an asset or a liability on the Consolidated Balance Sheet and the carrying value of the hedged debt would be adjusted accordingly. The fair value of the Company’s interest rate swap would be the estimated amounts the Company would receive or pay to terminate the agreement as of the reporting dates. In 2005, the FASB issued an interpretation to SFAS 133 and, as a result, effective January 1, 2006, the Company was no longer able to apply the short-cut method of accounting for its interest rate swap. The Company elected to no longer use hedge accounting.

In connection with the Merger, we entered into a $65,000,000 senior secured credit facility with UBS Loan Finance LLC and certain other lenders. The senior credit facility provides a $25,000,000 term loan facility and a revolving credit facility of up to $40,000,000. The revolving credit facility includes a letter of credit subfacility of $10,000,000 and a swing line subfacility of $15,000,000. The term loan matures in May 2010 and the revolving credit facility matures in May 2009. The term loan facility amortizes on 24 consecutive equal quarterly installments. Borrowings bear interest, at our option, at either a base rate or LIBOR plus, in each case, an applicable interest margin. The applicable interest margin for the term loan is 2.00% per annum for base rate loans or 3.00% per annum for LIBOR loans. The applicable interest margin for revolving loans is 1.75% per annum for base rate loans or 2.75% per annum for LIBOR loans. We are also required to pay customary agency fees and expenses. The Company paid commitment fees of approximately $121,000 in 2006 and $188,000 in 2005. The senior credit facility requires prepayment with the net proceeds of certain asset sales, the net proceeds of certain issuances of debt or preferred stock, a portion of net proceeds of certain issuances of common equity, the net proceeds from casualty and condemnation events in excess of amounts applied to repair or replace such assets, and an agreed-upon percentage of our excess cash flow (subject to certain baskets).

The senior credit facility is guaranteed by GEO Holdings and all of our existing and future direct or indirect domestic subsidiaries, except our foreign subsidiaries or Bentofix Technologies (USA), Inc., a dormant subsidiary of our 75.5%-owned Canadian subsidiary, Bentofix Technologies, Inc., and except to the extent guarantees by such subsidiaries would be prohibited by applicable tax law or could result in adverse tax consequences. The senior credit facility is secured by substantially all of our U.S. assets, and by our capital stock and the capital stock of substantially all of our domestic subsidiaries and 65% of the capital stock of substantially all of our first-tier foreign subsidiaries.

The senior credit facility requires us to meet certain financial tests, including but not limited to, a minimum interest coverage ratio, a maximum leverage ratio, a minimum fixed charge coverage ratio and maximum capital expenditures, which become more restrictive over the term of the senior credit facility. In addition, the senior credit facility contains restrictive covenants which limit, among other things, dispositions of assets, certain business changes, certain ownership changes, mergers, acquisitions, dividends, stock repurchases and redemptions, incurrence of indebtedness, issuance of preferred stock, investments, liens, transactions with affiliates, sale and leaseback transactions, and other matters customarily restricted in such agreements. The senior credit facility provides for customary events of default. At December 31, 2006, the Company had an outstanding balance of $13,935,000 on its $25,000,000 term loan. The Company had available $27,066,000 under its credit facility at December 31, 2006, net of $1,934,000 of issued letters of credit and $11,000,000 of outstanding borrowings.

We have an EGP 5,000,000 (USD $876,000) term loan with an Egyptian bank, bearing interest at 14%, secured by equipment. The promissory note requires quarterly payments of EGP 417,000 (USD $73,000) plus interest on July 27, October 27, January 27, and April 27, maturing in April 2007, and has a balance outstanding at December 31, 2006 of EGP 833,000 (USD $146,000).

At December 31, 2006, we had five local foreign credit facilities. We had credit facilities with two German banks in the amount of EUR 5,100,000 (USD $6,733,000). These revolving credit facilities are secured by a corporate guarantee and bear interest at various market rates. These credit facilities are used primarily to guarantee the performance of European installation contracts and temporary working capital requirements. At December 31, 2006, we had EUR 4,532,000 (USD $5,983,000) available under these credit facilities with EUR 1,347,000 (USD $1,778,000) of bank guarantees outstanding and no borrowings under the line of credit.

We have two credit facilities with Egyptian banks in the amount of EGP 9,167,000 (USD $1,605,000). These credit facilities bear interest at various market rates and are primarily for cash management purposes. At December 31, 2006, we had EGP 7,145,000 (USD $1,251,000) available under these credit facilities.

We have a credit facility with a Canadian bank in the amount of Canadian Dollar 500,000 (USD $429,000) that bears interest at market rate, secured by all assets. At December 31, 2006, we had the full amount available under this line.

The Company is currently in compliance with all of its debt covenants and expects to remain in compliance.

Sources and Uses of Cash

	For the Year Ended December 31,
	2006	2005
Cash provided by (used in) operating activities	$(814,000)	$8,786,000
Cash used in investing activities	$(10,538,000)	$(12,930,000)
Cash provided by financing activities	$3,685,000	$2,072,000

Cash used in operating activities during 2006 was $814,000 compared with cash provided by operating activities of $8,786,000 in 2005. The difference was primarily due to the higher receivables and inventory from the Chilean operations and the shift from the third quarter to the fourth quarter in the business activity.

Cash used by investing activities during 2006 was $10,538,000, compared to $12,930,000 in the prior year. Cash used in investing activities in 2006 was primarily due to capital expenditures of $5,367,000, cash used for the purchase of ProGreen of $4,119,000 and $2,067,000 for the increased ownership in Bentofix Technologies, Inc. Cash used by investing activities during 2005 was primarily for the acquisition of the operating assets of a geomembrane manufacturer in Chile for $11,188,000.

Cash provided by financing activities during 2006 was due to $8,526,000 of net proceeds on credit lines offset by long term debt payments of $4,272,000 and a dividend payment of $569,000. Cash provided by financing activities for 2005 was primarily a $2,363,000 draw on a credit line in Germany for short-term working capital needs that was paid off in February 2006.

Contractual Obligations and Commercial Commitments

The following table represents information, as of December 31, 2006, concerning the Company’s unconditional obligations and commitments to make future payments under contracts with remaining terms in excess of one year, such as debt and lease agreements, and under contingent commitments (in thousands).

Contractual Cash		Less Than
Obligations	Total	One Year	1-3 Years	4-5 Years	After 5 Years
Short Term Debt	$11,000	$11,000	$-	$-	$-
Long-term Debt and Interest(1)	267,701	23,970	68,036	17,445	158,250
Operating Leases	854	415	439	-	-
Other Long-Term Liabilities Reflected in Balance Sheet(2)	1,045	83	249	166	547
Total	$280,600	$35,468	$68,724	$17,611	$158,797

Other Commercial		Less Than
Obligations	Total	One Year	1-3 Years	4-5 Years	After 5 Years
Letters of Credit	$1,934	$1,934	$-	$-	$-
Bond Guarantees	11,612	8,874	2,738	-	-
Bank Guarantees	2,132	1,104	1,028	-	-
Total	$15,678	$11,912	$3,766	$-	$-

(1) Long-term debt listed here is cash obligation and excludes $2,406 derivative adjustments.

(2) Represents estimated payments due for the German pension obligation.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, management evaluates estimates, including those related to bad debts, inventory obsolescence, investments, intangible assets and goodwill, income taxes, financing operations, workers’ compensation insurance, pension benefits and contingent liabilities. Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from the estimates used in preparing the consolidated financial statements contained herein.

We believe the following are our most critical accounting policies. Our senior management has discussed the development and selection of these policies and related disclosure with the audit committee. These policies require significant judgmental estimates used in the preparation of our consolidated financial statements, based on historical experience and assumptions related to certain factors including competitive market factors, worldwide manufacturing capacity in the industry, general economic conditions around the world and governmental regulation and supervision. There have been no significant changes to our critical accounting estimates during any of the periods in the three years ended December 31, 2006.

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

Goodwill Impairment

We use the purchase method of accounting for business combinations which requires us to make use of estimates and judgments to allocate the purchase price paid for acquisitions to the fair value of the net tangible and identifiable intangible assets. We perform a goodwill impairment test annually as of December 31. Goodwill could be tested more frequently if changes in circumstances or the occurrence of events indicates that a potential impairment exists. The impairment test requires us to compare the fair value of business reporting units to carrying value including assigned goodwill. We use the present value of future cash flows to determine fair value. Future cash flows are typically based upon a ten-year future period for the business and an estimated residual value. Management judgment is required in the estimation of future operating results and to determine the appropriate residual values. Future operating results and residual values could reasonably differ from the estimates and could require a provision for impairment in a future period.

Property, Plant and Equipment

Costs of additions and major improvements are capitalized, whereas maintenance and repairs which do not improve or extend the life of the asset are charged to expense as incurred. When items are retired or otherwise disposed of, other (income) expense is charged or credited for the difference between net book value and net proceeds realized thereon. Interest costs incurred in construction of assets are capitalized and depreciated over the useful life of the asset. Depreciation is computed using the straight-line method, based on the estimated useful lives of the assets. Total repairs and maintenance during 2006 was $3,740,000. Total repairs and maintenance during 2005 were $3,558,000. Total repairs and maintenance expense during 2004 were $2,287,000 for the Successor Company and $1,758,000 for the Predecessor Company.

We make estimates in conjunction with property, plant and equipment, including amounts to be capitalized, depreciation methods and useful lives. Additionally, carrying values of property, plant and equipment are reviewed for impairment and whenever events or changes in circumstances indicate that carrying value may be impaired. The carrying values are compared to the undiscounted anticipated future cash flows related to those assets. If the carrying value of a long-lived asset exceeds the future undiscounted cash flow, an impairment charge is recorded in the period in which such review is performed and it is determined that the carrying value exceeds fair value. This requires us to make long-term forecasts of our future revenues and costs related to the assets subject to review. Forecasts require assumptions about demand for our products and future market conditions. Future events and unanticipated changes to assumptions could require a provision for impairment in a future period.

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

New Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of Statement No. 109. FIN 48 clarifies the criteria and approach for recognition, derecognition and measurement of uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material impact on the financial position or results of operations.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our earnings may be affected by changes in interest rates due to the impact those changes have on our variable rate debt instruments. As of December 31, 2006, there was $13,935,000 outstanding under our floating rate credit facilities and $11,000,000 under a revolving credit agreement.

In January 2005, GSE entered into an interest rate swap agreement, which effectively converted $75,000,000 of the indebtedness represented by our 11% fixed rate senior notes into variable rates based on six-month LIBOR rates. Under the swap agreement, payments are made based on a variable rate; currently 11.9994% through May 15, 2007, adjusting based on LIBOR rates every six months thereafter, and received on a fixed rate of 11%. Differentials to be received or paid under the agreement are recognized as other expense (income) for 2006.

Our earnings are affected by changes in interest rates due to the impact those changes have on our variable-rate debt and derivative instruments. Holding other variables constant, including levels of indebtedness, a 50 basis point increase or decrease in interest rates would increase or decrease our interest expense by $437,000 annually.

Market risk for fixed-rate long-term debt is estimated as the potential increase in fair value resulting from a hypothetical 25 basis points decrease in interest rates and amounts to approximately $1,527,000 million as of December 31, 2006, using discounted cash flow analysis.

Foreign Currency Risk

We operate outside of the United States through foreign subsidiaries in Germany, England, Australia, Chile and Egypt that use a foreign currency as their functional currency. Foreign subsidiaries may enter into sales, installation or purchase contracts that are denominated in currencies different than the subsidiaries’ functional currency. We recognize that our international operations are subject to the risk of foreign currency fluctuations not present in domestic operations. As a result, our financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we distribute or install our products. However, currency losses from sales, installation or purchase obligations in non functional currencies have not been material to our operations as a whole. The impact on our financial position and results of operations resulting from a hypothetical change in exchange rates of the different countries we operate in cannot be reasonably estimated. No assurance can be given as to how future movements in these foreign currencies could affect our future earnings. At December 31, 2006, revenues, operating income and total assets for our foreign subsidiaries who do not use the U.S. dollar as their functional currency were $102.4 million, $7.6 million, and $68.8 million, respectively.

We do financing transactions with and between our foreign subsidiaries from time to time, and foreign operations pay dividends to their U.S. parent. These transactions are normally in the currency of the lending or dividend paying entity and involve foreign currency risk.

We have not entered into hedging transactions in 2006 to mitigate the effect of changes in currency exchange rates on our financial results.

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

Supply Risk

We routinely enter into fixed price contracts with commencement of performance dates spread throughout the year. Due to the nature of the construction business into which our products are sold, we have limited contractual means of passing through resin price increases. We attempted to manage this risk by:

(1) setting expiration dates on bids;

(2) negotiating delays in announced resin price increases from our suppliers;

(3) carrying inventory to meet expected demand; and

(4) planning and staying informed on economic factors influencing resin prices.

We have not entered into purchase contracts for the future delivery of raw materials. Holding all other variables constant, a 1% increase in resin prices based on our 2006 volumes sold would have increased cost of products and services by approximately $2,500,000.

ITEM 8. Financial Statements and Supplementary Data.

The response to this item is included in a separate section of this report on page 41.

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

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information.

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance.

In accordance with Instruction G (3) to Form 10-K, the information required by this Item is incorporated by reference to an amendment to this Form 10-K to be filed not later than 120 days after the end of this fiscal year covered by this Form 10-K.

ITEM 11. Executive Compensation.

In accordance with Instruction G (3) to Form 10-K, the information required by this Item is incorporated by reference to an amendment to this Form 10-K to be filed not later than 120 days after the end of this fiscal year covered by this Form 10-K.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

In accordance with Instruction G (3) to Form 10-K, the information required by this Item is incorporated by reference to an amendment to this Form 10-K to be filed not later than 120 days after the end of this fiscal year covered by this Form 10-K.

ITEM 13. Certain Relationships and Related Transactions, Director Independence.

In accordance with Instruction G (3) to Form 10-K, the information required by this Item is incorporated by reference to an amendment to this Form 10-K to be filed not later than 120 days after the end of this fiscal year covered by this Form 10-K.

ITEM 14. Principal Accounting Fees and Services

In accordance with Instruction G (3) to Form 10-K, the information required by this Item is incorporated by reference to an amendment to this Form 10-K to be filed not later than 120 days after the end of this fiscal year covered by this Form 10-K.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as a part of this report:

(1) The financial statements listed in the “Index to Financial Statements.”

(2) The following financial statement schedules:

Schedule II — Valuation and Qualifying Accounts (in thousands)

Allowance for doubtful accounts:
	Balance at				Balance
	Beginning	Charged		Write-	at End
Description	of Year	to Expense	Acquired	Offs**	of Year
May 17, 2004 Allowance for doubtful accounts	$4,456	$1,405	$-		$5,861

December 31, 2004 Allowance for doubtful accounts	$5,861	$154	$-	$150	$5,865

December 31, 2005 Allowance for doubtful accounts	$5,865	$889	$-	$1,532	$5,222

December 31, 2006 Allowance for doubtful accounts	$5,222	$(387)	$-	$1,237	$3,598

Inventory obsolescence and slow moving allowance:

	Balance at				Balance
	Beginning	Charged		Write-	at End
	of Year	to Expense	Acquired	Offs**	of Year
May 17, 2004 Obsolescence and slow moving allowance	$2,577	$37	$-	$188	$2,426

December 31, 2004 Obsolescence and slow moving allowance	$2,426	$620	$-	$244	$2,802

December 31, 2005 Obsolescence and slow moving allowance	$2,802	$246	$-	$38	$3,010

December 31, 2006 Obsolescence and slow moving allowance	$3,010	$18	$-	$775	$2,253

** Write offs includes the impacts of foreign exchange fluctuations

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

10.1
Credit Agreement, dated as of May 18, 2004, by and among Gundle/SLT, GEO Holdings and other guarantors, and the banks, financial institutions and other institutional lenders and the initial issuing bank listed on the signature pages thereto,  UBS Securities LLC, as arranger and book manager, Bank of America, N.A., as syndication agent, CIT Lending Services Corporation, GMAC Commercial Finance LLC and Allied Irish Banks, P.L.C., as co-documentation agents, UBS AG, Stamford Branch, as issuing bank, administrative agent and collateral agent, and UBS Loan Finance LLC, as swingline lender.(1)

10.2	Management Agreement, dated as of May 18, 2004, by and among CHS Management IV LP, GEO and Gundle/SLT.(1)

10.3	Employment Agreement, dated as of May 18, 2004, between Gundle/SLT and Samir T. Badawi.*(1)

10.4	Intentionally Omitted

10.5	Intentionally Omitted

10.6	Employment Agreement, dated as of May 18, 2004, between Gundle/SLT and James T. Steinke.*(1)

10.7	Employment Agreement, dated as of May 18, 2004, between Gundle/SLT and Gerald E. Hersh.*(1)

10.8	Employment Agreement, dated as of May 18, 2004, between Gundle/SLT and Ernest C. English.*(1)

10.9	Employment Agreement, dated as of May 18, 2004, between Gundle/SLT and Paul A. Firrell.*(1)

10.10	Letter Agreement Regarding Terms of Employment, dated January 20, 2005, between Gundle/SLT Environmental, Inc. and Kelvin R. Collard.*

10.11	2006 Director and Executive Compensation*(2)

10.12	Executive Securities Agreement for Samir T. Badawi*(2)

10.13	Executive Securities Agreement for James Steinke*(2)

10.14	Executive Securities Agreement for Gerald Hersh*(2)

10.15	Executive Securities Agreement for Ernest C. English*(2)

10.16	Executive Securities Agreement for Paul Anthony Firrell*(2)

10.17	Executive Securities Agreement for Dr. Mohamed Abd El Aziz Siad Ayoub*(2)

10.18	Geo Holdings Corp. 2004 Stock Option Plan**

10.19	Stockholders Agreement(2)

12.1**	Computation of Ratio of Earnings to Fixed Charges

21.1**	Subsidiaries of the Registrant.

31.1**	Certification Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Management contract or compensatory plan or arrangement.

**  Filed herewith

(1)	Incorporated by reference to the same numbered exhibit to Gundle/SLT’s Registration Statement on Form S-4 (Registration No. 333-118278).

(2)	Incorporated by reference to the same numbered exhibit to Gundle/SLT’s Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 9, 2006.

(c)	Additional financial statements (see Item 15(a) above).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 7th day of March, 2007.

GUNDLE/SLT ENVIRONMENTAL, INC.

By: /s/ SAMIR T. BADAWI
Samir T. Badawi President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the 7th day of March, 2007.

Signature	Title

/s/ SAMIR T. BADAWI	President, Chief Executive Officer and Director
Samir T. Badawi	(Principal Executive Officer)

/s/ ERNEST C. ENGLISH, JR.	Vice President, Chief Financial Officer and Assistant Secretary
Ernest C. English, Jr.	(Principal Financial Officer)

/s/ MICHAEL G. EVANS	Director
Michael G. Evans

/s/ MARCUS J. GEORGE	Director
Marcus J. George

/s/ RICHARD E. GOODRICH	Director
Richard E. Goodrich

/s/ DANIEL J. HENNESSY	Director
Daniel J. Hennessy

/s/ BRIAN P. SIMMONS	Director
Brian P. Simmons

INDEX TO FINANCIAL STATEMENTS

Page
Consolidated Annual Financial Statements:

Report of Independent Registered Public Accounting Firm	42

Consolidated Balance Sheets as of December 31, 2006 and 2005	43

Consolidated Statements of Income (Loss) for the Year Ended December 31, 2006 (Successor), for the Year Ended December 31, 2005 (Successor), May 18, 2004 to December 31, 2004 (Successor), and January 1, 2004 to May 17, 2004 (Predecessor)	44

Consolidated Statements of Stockholder’s Equity for the Year Ended December 31, 2006 (Successor), for the Year Ended December 31, 2005 (Successor), May 18, 2004 to December 31, 2004 (Successor), and January 1, 2004 to May 17, 2004 (Predecessor)	45

Consolidated Statements of Cash Flows for the Year Ended December 31, 2006 (Successor), Year Ended December 31, 2005 (Successor), May 18, 2004 to December 31, 2004 (Successor) and January 1, 2004 to May 17, 2004 (Predecessor)	46

Notes to Consolidated Financial Statements	47

Supplementary Data	74

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholder
Gundle/SLT Environmental, Inc.

We have audited the accompanying consolidated balance sheets of Gundle/SLT Environmental, Inc. (the Company) as of December 31, 2006 and 2005 and the related consolidated statements of income (loss), stockholder’s equity and cash flows for the years ended December 31, 2006 and December 31, 2005 and for the period from May 18, 2004 to December 31, 2004 (Successor Company operations), and the period from January 1, 2004 through May 17, 2004, (Predecessor Company operations). Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the Successor company financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2006 and 2005 and the consolidated results of its operations and its cash flows for the years ended December 31, 2006 and December 31, 2005 and for the period from May 18, 2004 to December 31, 2004, in conformity with U.S. generally accepted accounting principles. Further, in our opinion, the Predecessor Company financial statements referred to above present fairly, in all material respects, the consolidated results of its operations and its cash flows for the period from January 1, 2004 through May 17, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As noted in Note 2 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation.

/s/ Ernst & Young LLP

Houston, Texas

February 26, 2007

GUNDLE/SLT ENVIRONMENTAL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands except share amounts)

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$13,691	$21,094
Accounts receivable:
Trade, net	79,495	58,156
Other	4,260	4,002
Contracts in progress	5,661	2,244
Inventory, net	40,323	36,603
Deferred income taxes	2,846	3,305
Prepaid expenses and other	2,741	1,607
Total current assets	149,017	127,011
Property, plant and equipment, net of accumulated depreciation	87,669	91,283
Excess of purchase price over fair value of net assets acquired, net	66,121	63,616
Customer lists and other intangible assets, net	18,553	21,744
Deferred income taxes	66	1,036
Other assets	9,528	11,711
TOTAL ASSETS	$330,954	$316,401

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$49,227	$48,102
Income taxes payable	2,873	1,867
Advance billings on contracts in progress	9,058	1,431
Short-term debt	11,000	2,363
Current portion of long-term debt	5,927	4,272
Deferred income taxes	1,668	648
Total current liabilities	79,753	58,683
Other liabilities	4,317	4,151
Deferred income taxes	11,194	15,088
Long-term debt	162,948	165,650
Minority interest	1,217	3,198

Commitments and Contingencies

Stockholder's equity:

Common stock, $.01 par value, 1,000 shares authorized, 100 shares issued	-	-
Additional paid-in capital	60,771	60,629
Retained earnings	6,485	8,998
Accumulated other comprehensive income	4,269	4
Total stockholder's equity	71,525	69,631
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$330,954	$316,401

The accompanying notes are an integral part of these consolidated financial statements

GUNDLE/SLT ENVIRONMENTAL, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in thousands, except per share amounts)

	Successor		Predecessor
	Year Ended
	December 31,		2004
	2006	2005	May 18 to Dec 31	Jan 1 to May 17
Sales and operating revenue	$373,318	$317,618	$217,513	$70,393
Cost of products & services	316,416	261,267	172,696	60,107

Gross profit	56,902	56,351	44,817	10,286
Selling, general and administrative expenses	31,313	29,573	18,382	12,388
Amortization of intangibles	5,837	4,727	2,984	42
Expenses related to CHS transaction	-	-	-	5,863
Merger/acquisition related activities	-	1,018	-	-

Operating Income (loss)	19,752	21,033	23,451	(8,007)

Other expenses:
Interest expense	22,088	19,386	12,720	1,639
Interest income	(1,171)	(937)	(302)	(188)
Foreign exchange loss (gain)	(219)	37	37	131
Change in fair value of derivatives	223	264	-	-
Other (income) expense, net	(186)	(643)	(284)	(272)
Minority interest	187	497	302	(31)
Income (loss) before income taxes	(1,170)	2,429	10,978	(9,286)

Provision (benefit) for income taxes	1,343	1,735	2,674	(2,978)

Net income (loss)	$(2,513)	$694	$8,304	$(6,308)

Basic earnings (loss) per common share	*	*	*	(0.54)

Diluted earnings (loss) per common share	*	*	*	(0.54)

*The Successor Company has no outstanding publicly held common shares and therefore will not report earnings per share data.

The accompanying notes are an integral part of these consolidated financial statements.

GUNDLE/SLT ENVIRONMENTAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
(in thousands, except share amounts)

			Additional		Accumulated Other Comprehensive
	Common Stock		Paid-In	Retained	(Loss)	Treasury Stock
	Shares	Amount	Capital	Earnings	Income	Shares	Amount	Total
Predeceessor Company
Balance at December 31, 2003	18,619,668	$186	$72,756	$119,920	$1,870	7,089,261	$(37,575)	$157,157
Net loss	-	-	-	(6,308)	-	-	-	(6,308)
Cumulative translation adjustment	-	-	-	-	(1,189)	-	-	(1,189)
Comprehensive income (loss)	-	-	-	-	-	-	-	(7,497)
Exercise of stock options	14,000	1	76	-	-	-	-	77
Purchases under the Employee Stock Purchase Plan	2,031	-	24	-	-	-	-	24
Income tax benefit from exercise of stock options	-	-	4,973	-				4,973
Compensation from extension of vesting of stock options	-	-	1,490	-	-	-	-	1,490
Cancellation of common stock	(18,635,699)	(187)	(79,319)	-	-	(7,089,261)	37,575	(41,931)
Cancellation upon CHS Merger	-	-	-	(113,612)	(681)	-	-	(114,293)
Balance at May 17, 2004	-	-	-	-	-	-	-	-
Successor Company
Stock issued on May 18, 2004	100	-	55,229	-	-	-	-	55,229
Fair value of stock options contributed by management	-	-	5,400	-	-	-	-	5,400
Net income	-	-	-	8,304	-	-	-	8,304
Cummulative translation adjustments	-	-	-	-	5,081	-	-	5,081
Comprehensive income	-	-	-	-	-	-	-	13,385
Balance at December 31, 2004	100	-	60,629	8,304	5,081	-	-	74,014
Net income	-	-	-	694	-	-	-	694
Cumulative translation adjustment	-	-	-	-	(5,077)	-	-	(5,077)
Comprehensive income(loss)	-	-	-	-	-	-	-	(4,383)
Balance at December 31, 2005	100	-	60,629	8,998	4	-	-	69,631
Fair value of stock options granted	-	-	142	-	-	-	-	142
Net income	-	-	-	(2,513)	-	-	-	(2,513)
Cumulative translation adjustment	-	-	-	-	4,265	-	-	4,265
Comprehensive income(loss)	-	-	-	-	-	-	-	1,894
Balance at December 31, 2006	100	$-	$60,771	$6,485	$4,269	-	$-	$71,525

The accompanying notes are an integral part of these consolidated financial statements.

GUNDLE/SLT ENVIRONMENTAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Successor		Predecessor
	Year Ended
	December 31,		2004
	2006	2005	May 18 to Dec. 31	Jan. 1 to May 17
Cash flows from operating activities:
Net income/(loss)	$(2,513)	$694	$8,304	$(6,308)
Adjustments to reconcile net income (loss) to cash provided by (used in)operating activities
Depreciation	11,893	10,598	6,372	2,998
Amortization of debt issuance costs	1,987	1,987	1,159	736
Amortization of intangibles assets	5,837	4,727	2,984	42
Amortization of premium/discount on senior notes	444	(64)	-	-
Change in fair value of derivatives and other intangibles	378	264	-	-
Minority interest	187	497	302	(31)
Deferred income taxes	(2,269)	(2,603)	839	(2,978)
(Gain) loss on sale of assets	(910)	(208)	(243)	(190)
Stock option compensation	229	-	-	1,490
Increase (decrease) in cash due to changes in assets and liabilities, net of acquisition:
Accounts receivable, net	(19,555)	(14,696)	(1,179)	450
Costs and estimated earnings in excess of billings on contracts in progress	(3,182)	(575)	2,442	(3,480)
Inventory	(2,428)	4,741	5,861	(7,020)
Prepaid expenses and other, net	(982)	629	(763)	-
Accounts payable and accrued liabilities	1,646	1,097	(6,552)	3,546
Advance billings on contracts in progress	7,523	101	(494)	(935)
Income taxes payable	901	1,597	1,618	(3,346)
Cash restricted for supersedeas bond	-	-	18,056	-
Net cash provided by (used in) operating activities	(814)	8,786	38,706	(15,026)
Cash flows from investing activities:
Additions to property, plant and equipment	(7,037)	(3,900)	(3,486)	(3,050)
Proceeds from the sale of assets	1,670	2,158	605	260
Acquisition of businesses, net of cash acquired	(4,178)	(11,188)	(221,616)	-
Increase in ownership of Bentofix	(2,067)	-	-	-
Proceeds from insurance claim	1,074	-	-	-
Net cash used in investing activities	(10,538)	(12,930)	(224,497)	(2,790)
Cash flows from financing activities:
Proceeds of lines of credit	50,819	7,363	-	-
Repayments of lines of credit	(42,293)	(5,000)	-	-
Payments of financing fees	-	-	(14,071)	-
Repayment of long term debt	(4,272)	(291)	(7,148)	(16,723)
Proceeds of long term debt	-	-	175,000	806
Proceeds from stock issuance	-	-	55,229	-
Dividends to minority stockholder in Bentofix	(569)	-	-	-
Proceeds from the exercise of stock options and purchases under the employee stock purchase plan	-	-	-	100
Net cash provided by (used in) financing activities	3,685	2,072	209,010	(15,817)
Effect of exchange rate changes on cash	264	(550)	497	-
Net increase (decrease) in cash and cash equivalents	(7,403)	(2,622)	23,716	(33,633)
Cash and cash equivalents at beginning of period	21,094	23,716	-	47,899
Cash and cash equivalents at end of the period	$13,691	$21,094	$23,716	$14,266
Supplemental cash flow disclosure:
Cash paid for interest	$19,477	$18,059	$9,466	$212
Cash paid for income taxes	$2,555	$2,093	$3,286	$1,552
Fair value of management stock options exchanged	$-	$-	$5,400	$-

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

The Company is a leading global manufacturer, marketer and installer of a broad array of geosynthetic lining products. Geosynthetic products are used in containment systems for environmental protection and for the confinement of solids, liquids and gases in the waste management, liquid containment and mining industries. The Company offers a full range of high quality products, including geomembranes, drainage products, geosynthetic clay liners, nonwoven geotextiles and other products. We also offer installation services, focused on large projects for key customers in the United States and Germany through an internal installation staff. Installation services were offered through an internal installation staff in the United Kingdom through December 22, 2006. The Company believes that its market share, broad product offering, installation capabilities, strong customer relationships, diverse end markets and global presence provide us with key competitive advantages in the geosynthetic products industry. The Company manufactures its products at facilities located in the United States, Canada, the United Kingdom, Germany, Thailand, Chile and Egypt.

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

Property, plant and equipment —

Costs of additions and major improvements are capitalized, whereas maintenance and repairs which do not improve or extend the life of the asset are charged to expense as incurred. When items are retired or otherwise disposed of, income is charged or credited for the difference between net book value and net proceeds realized thereon. Interest costs incurred in construction of assets are capitalized and depreciated over the useful life of the asset. Depreciation is computed using the straight-line method, based on the estimated useful lives of the assets. Total repairs and maintenance were $3,740,000 and $3,558,000 during 2006 and 2005 respectively. Total repairs and maintenance during 2004 were $2,287,000 for the Successor Company and $1,758,000 for the Predecessor Company.

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

GUNDLE/SLT ENVIRONMENTAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Excess of purchase price over fair value of net assets acquired —

The Company uses the purchase method of accounting for business combinations which requires the Company to make use of estimates and judgments to allocate the purchase price paid for acquisitions to the fair value of the net tangible and identifiable intangible assets. The Company performs a goodwill impairment test annually as of December 31. Goodwill could be tested more frequently if changes in circumstances or the occurrence of events indicate that a potential impairment exists. The impairment test requires the Company to compare the fair value of business reporting units to carrying value including assigned goodwill. The Company uses the present value of future cash flows to determine fair value and validates the results against the cost and market approaches. Future cash flows are typically based upon a ten-year future period for the business and an estimated residual value. Management judgment is required in the estimation of future operating results and to determine the appropriate residual values. Future operating results and residual values could reasonably differ from the estimates and could require a provision for impairment in a future period. To date there have been no impairments.

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

The Company establishes reserves for doubtful accounts on a case-by-case basis when it is believed that the required payment of specific amounts owed to the Company is unlikely to occur. The Company derives a majority of its revenue from sales and services to domestic and international municipal and private companies engaged in waste management, mining, water and wastewater treatment, aquaculture and other industrial activities. The Company has receivables from customers in various countries. The Company generally does not require collateral or other security to support customer receivables. If the customer’s financial condition were to deteriorate or their access to freely convertible currency was restricted, resulting in impairment of their ability to make the required payments, additional allowances may be required.

GUNDLE/SLT ENVIRONMENTAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Selling, general and administrative costs are charged to expense as incurred.

Deferred costs —

Debt issuance costs are capitalized and amortized to interest expense using the effective interest rate method over the period the related debt is anticipated to be outstanding.

Warranty costs —

The Company’s geosynthetic products are sold and installed with specified limited warranties as to material quality and workmanship and may extend up to 20 years. Provision for warranty costs are made based on the Company’s claims experience. The reserve for these costs, along with other risk-based reserves, is included in the self-insurance reserve (see Note 8).

Income taxes —

Deferred income taxes are based on the difference between the financial reporting and tax basis of assets and liabilities. The deferred income tax provision represents the change during the reporting period in the deferred tax assets and deferred tax liabilities, net of the effect of acquisitions and dispositions. Deferred tax assets include tax loss and credit carryforwards and are reduced by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Significant judgment is required in assessing the timing and amounts of deductible and taxable items. The Company establishes reserves when, despite its belief that its tax return positions are fully supportable, the Company believes that certain positions may be challenged and potentially disallowed. When facts and circumstances change, the Company adjusts these reserves through its provision for income taxes.

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

In connection with contracts performed outside of the United States, the Company routinely bids fixed-price contracts denominated in currencies different than the functional currency of the applicable subsidiary performing the work. The Company recognizes that such bidding practices, in the context of international operations, are subject to the risk of foreign currency fluctuations not present in domestic operations. (Gains)/losses related to these contracts are included in cost of sales and have not been significant.

Use of estimates —

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

GUNDLE/SLT ENVIRONMENTAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Stock-Based Compensation—

Effective January 1, 2006, the Company adopted SFAS 123R, Share-Based Payments, using the modified prospective transition method. Prior to 2006, the Company accounted for stock awards granted to employees under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock issued to Employees, and related interpretations. The adoption of SFAS 123R on January 1, 2006, did not affect the accounting for equity-based compensation awards granted prior to the adoption date.  At the time of the Merger, 333,600 fully vested Predecessor Company stock options held by certain key employees were exchanged for fully vested options to purchase 333,600 shares of common stock of GEO Holdings. The fair value of the option exchange, $5.4 million, was included in determining the aggregate purchase price paid by GEO Holdings for the Company.  From the time of the Merger until January 1, 2006, no options have been issued. As a result, no compensation expense has been recognized by the Company prior to its adoption of SFAS 123R. Compensation expense recognized in the first quarter relates to share-based awards granted by GEO Holdings to employees of the Company subsequent to January 1, 2006 based on the grant date fair value in accordance with SFAS 123R.

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

GUNDLE/SLT ENVIRONMENTAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes stock options outstanding for GEO Holdings as of March 31, 2006 as well as activity for the year ended December 31, 2006:

	Shares	Range of Exercise Price	Weighted Average Exercise Price
Outstanding at December 31, 2005	333,600	$2.32-$11.13	$3.67
Granted	71,888	$21.35	$21.35
Exercised	-	-	-
Forfeited	(6,125)	$21.35	$21.35
Outstanding and exercisable at December 31, 2006	399,263	$2.32-$21.35	$6.58

All outstanding stock options are held by employees of the Company and have an expiration date of 10 years from the date of grant. At December 31, 2006, the average remaining contractual life of options outstanding and exercisable was 7.7 years.

At December 31, 2006, the intrinsic value of options outstanding and exercisable was $5,538,000. (The intrinsic value of a stock option is the difference between the market value of the underlying stock and the exercise price of the option.) The Company estimated the underlying value of the stock using a discounted cash flow model of future anticipated cash flows discounted back to current time and adjusted for illiquidity of the stock

(3) Trade receivables —

Trade receivables consisted of the following at December 31,:

	2006	2005
	(in thousands)
Direct sales	$58,433	$46,058
Contracts:
Completed	22,114	14,000
In progress	1,667	2,801
Retainage	879	519
	$83,093	$63,378
Allowance for doubtful accounts	(3,598)	(5,222)
	$79,495	$58,156

GUNDLE/SLT ENVIRONMENTAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(4) Accounting for installation contracts —

The following summarizes installation contracts in progress at December 31,:

	2006	2005
	(in thousands)
Costs incurred on contracts in progress	$25,924	$23,631
Estimated earnings, net of losses	9,280	6,372
	35,204	30,003
Less — billings to date	38,601	29,190
	$(3,397)	$813
Included in the accompanying balance sheet under the following captions:
Contracts in progress	5,661	2,244
Advance billings on contracts in progress	(9,058)	(1,431)
	$(3,397)	$813

(5) Inventory —

Inventory consisted of the following at December 31,:

	2006	2005
	(in thousands)
Raw materials	$15,239	$17,644
Finished goods	23,921	18,622
Supplies	3,416	3,347
Obsolescence and slow moving allowance	(2,253)	(3,010)
	$40,323	$36,603

(6) Property, plant and equipment —

Property, plant and equipment consisted of the following at December 31,:

	Useful
	lives years	2006	2005
		(in thousands)
Land		$5,539	$5,770
Buildings and improvements	7-30	23,854	23,480
Machinery and equipment	3-10	94,665	87,546
Furniture and fixtures	3-5	2,170	1,753
		126,228	118,549
Less — accumulated depreciation		(38,559)	(27,266)
		$87,669	$91,283

GUNDLE/SLT ENVIRONMENTAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(7) Customer lists and other intangible assets —

Customer lists and other intangible assets consisted of the following at December 31,:

	Useful
	lives years	2006	2005
		(in thousands)
Customer lists	5-10	$26,184	$25,232
Software	3	1,500	1,500
Patents	17	1,500	-
Non-compete agreements	5-10	2,769	2,469
Other	1	467	273
		32,420	29,474
Accumulated amortization		(13,867)	(7,730)
		$18,553	$21,744

Amortization expense over the next five years is expected to be as follows:

	(in thousands)
	Customer			Non-compete
Year Ended December 31,	Lists	Patents	Software	Agreements	Other	Total
2007	$3,179	$88	$208	$449	$145	$4,069
2008	2,774	88	-	449	-	3,311
2009	2,337	88	-	449	-	2,874
2010	1,989	88	-	449	-	2,526
2011	1,172	88	-	153	-	1,413
	$11,451	$441	$208	$1,949	$145	$14,194

No residual value is assumed to exist for any of the Company’s amortizing intangible assets.

(8) Accounts payable and accrued liabilities —

Accounts payable and accrued liabilities consisted of the following at December 31,:

	2006	2005
	(in thousands)
Trade accounts payable	$32,185	$22,956
Accrued inventory purchases	2,406	6,696
Self-insurance reserves	3,223	3,201
Deferred revenue	87	2,032
Compensation and benefits	4,296	5,232
Accrued interest	2,260	2,112
Taxes, other than income	1,574	1,045
Other accrued liabilities	3,196	4,828
	$49,227	$48,102

GUNDLE/SLT ENVIRONMENTAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(9) Long-term debt —

Long-term debt consisted of the following at December 31,:

	2006	2005
	(in thousands)
11% Senior Notes Due 2012	$150,000	$150,000
Term Loan, quarterly installments - approximately $995,000 8.37%	13,935	17,917
Term Loan – Egyptian bank secured by equipment, quarterly installments of $73,000, 14%	146	436
Term Loan – seller note with annual installments - $900,000 October 2007, 5.13%	2,700	-
Term Loan – seller note with annual installments -$900,000 January 2007, 5% for two years
and floating thereafter	4,500	4,500
	171,281	172,853
Less — current maturities	(5,927)	(4,272)
Fair value of interest rate swap and premium on senior notes	(2,406)	(2,931)
	$162,948	$165,650

Summarized below are the maturities of long-term debt of the Company during the next five years , excluding the fair value adjustment associated with the interest rate swap and the unamortized premium on the senior notes which will not result in cash payments (in thousands).

Year Ended December 31,	Amount
2007	$5,927
2008	$5,781
2009	$5,781
2010	$2,892
2011	$900

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

Senior Credit Facility -

In connection with the Merger, the Company entered into a $65,000,000 senior secured credit facility with UBS Loan Finance LLC and certain other lenders. The senior credit facility provides a $25,000,000 term loan facility and a revolving credit facility of up to $40,000,000. The revolving credit facility includes a letter of credit sub-facility of $10,000,000 and a swing line sub-facility of $15,000,000. The term loan matures in May 2010 and the revolving credit facility matures in May 2009. The term loan facility amortizes on 24 consecutive equal quarterly installments. Borrowings bear interest, at the Company’s option, at either a base rate or LIBOR plus, in each case, an applicable interest margin. The applicable interest margin for the term loan is 2.00% per annum for base rate loans or 3.00% per annum for LIBOR loans. The applicable interest margin for revolving loans is 1.75% per annum for base rate loans or 2.75% per annum for LIBOR loans. The Company is also required to pay customary agency fees and expenses. The Company paid commitment fees of approximately $121,000, $188,000 and $69,000 for the years 2006, 2005 and 2004, respectively.

GUNDLE/SLT ENVIRONMENTAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

The senior credit facility requires the Company to meet certain financial tests, including but not limited to, a minimum interest coverage ratio, a maximum leverage ratio, a minimum fixed charge coverage ratio and maximum capital expenditures, which become more restrictive over the term of the senior credit facility. In addition, the senior credit facility contains restrictive covenants which limits, among other things, dispositions of assets, certain business changes, certain ownership changes, mergers, acquisitions, dividends, stock repurchase and redemptions, incurrence of indebtedness, issuance of preferred stock, investments, liens, transactions with affiliates, sale and leaseback transactions, and other matters customarily restricted in such agreements. The senior credit facility provides for customary events of default. At December 31, 2006, the Company made payments of $3,982,000 on its $25,000,000 term loan, leaving a balance of approximately $13,935,000 outstanding. The Company made no prepayments in 2006 or 2005 but made a $5 million prepayment in 2004. The Company had available $27,066,000 under its credit facility at December 31, 2006, net of $1,934,000 of issued letters of credit and $11,000,000 of outstanding borrowings.

Foreign Debt -

The Company has an EGP 5,000,000 (USD $876,000) term loan with an Egyptian bank, bearing interest at 14%, secured by equipment. The promissory note requires quarterly payments of EGP 417,000 (USD $73,000) plus interest on July 27, October 27, January 27, and April 27, maturing in April 2007, and has a balance outstanding at December 31, 2006 of EGP 833,000 (USD $146,000).

At December 31, 2006, GSE had five local foreign credit facilities. It had credit facilities with two German banks in the amount of EUR 5,100,000 (USD $6,733,000). These revolving credit facilities are secured by a corporate guarantee and bear interest at various market rates. These credit facilities are used primarily to guarantee the performance of European installation contracts and temporary working capital requirements. At December 31, 2006, GSE had EUR 4,532,000 (USD $5,983,000) available under these credit facilities with EUR 1,347,000 (USD $1,778,000) of bank guarantees outstanding and no borrowing under the line of credit.

The Company has two credit facilities with Egyptian banks in the amount of EGP 9,167,000 (USD $1,605,000). These credit facilities bear interest at various market rates and are primarily for cash management purposes. The Company had Letters of Credit outstanding of EGP $2,022,000 ($354,000 USD). At December 31, 2006, the Company had EGP 7,145,000 (USD $1,251,000) available under these credit facilities.

GUNDLE/SLT ENVIRONMENTAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company has a credit facility with a Canadian bank in the amount of Canadian Dollar 500,000 (USD $429,000) that bears interest at market rate, secured by all Canadian assets. At December 31, 2006, the Company had the full amount available under this line.

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

Other Debt -

In connection with the ProGreen acquisition, GSE entered into a three-year unsecured promissory note in the original principal amount of $2.7 million. The note bears interest at the rate of 5.13% per annum and is payable in three equal annual principal payments of $900,000 plus accrued interest commencing October 13, 2007.

Derivative Financial Instruments -

As of December 31, 2006, the Company has an interest rate swap outstanding with a notional amount of $75 million. The swap was entered into in January 2005 as a mechanism to convert $75 million of fixed rate debt to variable rate debt. Due to a SFAS 133 interpretation issued in 2005, effective January 1, 2006, the Company is no longer able to apply the short cut method of accounting for its interest rate swap. As of December 31, 2005, the fair value of the interest rate swap agreement of $3,110,000 was recorded in other liabilities with a corresponding decrease in the carrying value of debt.

Because the Company no longer qualifies for the short cut method, the Company elected not to use hedge accounting. Beginning January 1, 2006, the Company began accreting the $3,110,000 reduction in the carrying value of debt as a yield adjustment to interest expense over the life of the debt. In 2006, accretion of this discount increased interest expense by approximately $484,000. In addition, on January 1, 2006, the Company began marking to market the liability for the change in value of the interest rate swap and reflecting the change in value in the line item titled “Change in Fair Value of Derivatives” in the Consolidated Statement of Income/(Loss). In 2006, the fair value of the interest rate swap recorded in other liabilities had increased to $3,273,000. During 2006, the Company recorded $163,000 of expense related to the mark-to-market change in value of the interest rate swap.

In connection with the Merger, the Company issued $150,000,000 of 11% senior notes due in 2012. Within the terms of the senior notes are two embedded derivatives that allow for optional early redemption of the senior notes. With expiration dates of May 15, 2007 and May 15, 2008, these embedded derivatives are not considered clearly and closely related to the debt agreement and therefore are required to be valued separately from the senior notes. The fair value of these options as of December 31, 2006 was $1,000 and is recorded in other assets. Changes in the fair value of these derivatives are recorded in the line item “Change in Fair Value of Derivatives”. For the years ended December 31, 2006 and 2005, the expense was $60,000 and $264,000, respectively.

At the date of the issuance of the senior notes, the fair value of the embedded derivates was determined to be $324,000. This amount was recorded in other assets with a corresponding credit to the carrying value of the senior notes. This premium is amortized as a yield adjustment to interest expense over the life of the debt. For the years ended December 31, 2006 and 2005, amortization of this premium reduced interest expense by approximately $40,000 and $64,000, respectively.

For the year 2005, the interest rate swap reduced interest expense by approximately $609,000.

No interest was capitalized in the financial statements for any Predecessor or Successor period presented.

GUNDLE/SLT ENVIRONMENTAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(10) Business combinations and other acquisition activities —

ProGreen Acquisition 2006

On October 13, 2006, the Company completed an acquisition of the operating assets, patent and other intangible assets of ProGreen Sports Surfaces, LLC. The acquisition was completed pursuant to an asset purchase agreement for a total purchase price of $4,712,000, which included transaction costs of $151,000. The transaction was payable in cash and a $2.7 million three-year unsecured promissory note.

The following table summarizes the estimated fair values of the net assets and liabilities acquired (in thousands):

Property and equipment	$100
Patents and other intangibles	1,800
Backlog and bid valuation	773
Goodwill	2,182
Total assets acquired	4,855
Current liabilities	143
Net assets acquired	$4,712
Cash paid in 2006	$2,012
Seller financed note payable	2,700
Total Consideration	$4,712

The initial purchase price allocation made by the Company is preliminary and subject to change for a period of one year following the acquisition, although management believes it is materially correct as of December 31, 2006.

Chile Acquisition 2005

On December 31, 2005, the Company completed an acquisition of the operating assets of SL Limitada, (SL), a privately owned company located in Santiago and Antofagasta, Chile. The acquisition was completed pursuant to an asset purchase agreement for a total purchase price of $15.5 million plus a separate agreement for the purchase of the raw material and finished goods inventory which the Company valued at $2.1 million. Closing costs and fees were $308,000. The transaction was financed with cash and a $4.5 million seller note payable over a five-year period.

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

GUNDLE/SLT ENVIRONMENTAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CHS Transaction 2004

On May 18, 2004, GEO Sub Corp., a newly formed entity controlled by Code Hennessy & Simmons IV LP (“CHS IV”), merged with and into the Company, with the Company surviving the “Merger”, and each share of Company common stock converted into the right to receive $18.50 in cash, in a transaction valued at approximately $242,100,000. As a result of the Merger, all of the outstanding capital stock of the Company is owned by GEO Holdings Corp., which is controlled by CHS IV, an entity controlled by Code Hennessy & Simmons LLC (CHS).

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

The following table summarizes the estimated fair values of the assets and liabilities as of May 18, 2004, net primarily of Company cash used at the closing (in thousands):

Current Assets (including cash of $9,179)	$110,115
Property and equipment	97,740
Deferred taxes	9,477
Restricted cash	18,056
Customer lists and other intangibles	24,200
Other assets	2,609
Goodwill	59,032
Total assets acquired	321,229
Current liabilities	38,787
Reserve for patent litigation	9,500
Minority interest	2,399
Other liabilities	1,134
Deferred taxes	32,046
Total liabilities assumed	83,866
Net assets acquired	$237,363

Unaudited pro forma operating results of the Company assuming the Merger was completed on January 1, 2004 is summarized as follows (in thousands):

Year Ended December 31, 2004
Sales and operating revenue	$287,905
Net income (loss)	(5,824)

GUNDLE/SLT ENVIRONMENTAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Other Acquisition Activity

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

(11) Fair value of financial instruments —

In January 2005, the Company entered into an interest rate swap agreement, which effectively converted $75,000,000 of its 11% fixed rate $150,000,000 senior notes into variable rates based on six-month LIBOR rates. Under the swap agreement, payments made or received are based on the Company paying variable rates; currently 11.9994% through May 15, 2007, adjusted based on LIBOR rates every six months thereafter, and receiving a fixed rate of 11%. The fair value of the swap is carried as an asset or a liability on the Consolidated Balance Sheet. The fair value of the Company’s interest rate swap represents the estimated amount the Company would receive or pay to terminate the agreement as of the reporting dates. The fair value of the interest rate swap was ($3,273,000) and ($3,190,000) at December 31, 2006 and December 31, 2005, respectively, which is recorded in accounts payable and accrued liabilities. For the year 2006, the Company recorded an expense of $582,000 in “Other (income)/expense, net” for the cash settlements in connection with the interest rate swap. In 2005, the Company reduced interest expense by $609,000 for the cash settlement received in connection with the interest rate swap.

The Company’s other financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables and debt instruments. The book values of cash and cash equivalents, trade receivables and trade payables and floating-rate debt instruments are considered to be representative of their respective fair values due to the nature of these instruments. The Company had $150,000,000 of fixed-rate debt instruments at December 31, 2006 and 2005 with fair values of approximately $144,750,000 and $144,000,000, respectively. The fair value of long-term debt was estimated based on quoted market prices for these or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The difference between the fair value and the carrying value represents the theoretical net discount or premium the Company would receive or pay to retire all debt at such date.

(12) Per share information —

The following table sets forth the weighted average shares for the computation of the Predecessor’s basic and diluted earnings per share (in thousands):

Period Ended May 17, 2004
Weighted average common shares outstanding	11,542
Dilutive securities — stock options	-
Weighted average common shares outstanding assuming full dilution	11,542

Stock options whose exercise price was greater than the average market price of the Company’s stock during the year are not included in the calculation of weighted average common shares outstanding assuming full dilution because the effect of including those shares would be anti-dilutive. The number of such options was not significant for the above computations.

GUNDLE/SLT ENVIRONMENTAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(13) Stockholder’s equity —

Predecessor

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

GUNDLE/SLT ENVIRONMENTAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The stock option activity under each plan is set forth below:

	1986 Employee Plan		1988 Director Plan		1995 Employee Plan		1996 Director Plan
	Shares Under Option	Weighted Average Option Price Per Share	Shares Under Option	Weighted Average Option Price Per Share	Shares Under Option	Weighted Average Option Price Per Share	Shares Under Option	Weighted Average Option Price Per Share
Outstanding at December 31, 2003	55,000	$7.67	10,000	$6.63	1,372,250	$4.39	46,000	$6.47
Exercised	(45,000)	$6.90	(10,000)	$6.63	(1,045,650)	$4.67	(46,000)	$6.47
Cancelled	—-	—	—-	—-	(3,000)	$8.85	—-	—
Exchanged	(10,000)	$11.13	—-	—-	(323,600)	$3.45	—-	—
Outstanding at May 17,2004	—-	—-	—-	—-	—-	—-	—-	—-
Options exercisable	—-	—-	—-	—-	—-	—-	—-	—-
Options available for future grants	—	—-	—	—-	—	—-	—-	—-

The Company applied APB Opinion 25 and related interpretations in accounting for its stock-based compensation plans. In 2004 compensation expense of $1,490,000 was recognized under the 1995 Employee Plan for the extension of certain options’ expiration dates.

Paid-in capital of the Predecessor was increased $4,973,000 for tax benefits of exercised stock options in 2004.

All option plans, common stock, and preferred stock of the Predecessor Company were terminated on May 18, 2004, in connection with the CHS Merger.

GEO Holdings Corp. 2004 (Successor) Stock Option Plan

The GEO Holdings Corp. (GEO Holdings) 2004 Stock Option Plan (the “GEO Holdings Option Plan”) became effective upon the consummation of the CHS Merger. Under the GEO Holdings Option Plan, the board of directors of GEO Holdings (or a committee thereof) may from time to time grant options to purchase common stock of GEO Holdings representing up to 628,750 (229,487 unissued as of December 31, 2006) shares of GEO Holdings’ common stock on a fully-diluted basis immediately following the consummation of the Merger to executives or other key employees or directors of GEO Holdings and its subsidiaries. Both “nonqualified” stock options and “incentive” stock options may be granted under the GEO Holdings Option Plan with terms to be determined by the board of directors (or a committee thereof). The 333,600 options to purchase GEO Holdings common stock received by certain of the Company’s executives in exchange for options to purchase GSE common stock on the closing date of the Merger pursuant to executive securities agreements, which represented approximately 10% of GEO Holdings’ common stock on a fully-diluted basis immediately following the completion of the Merger, were issued under the GEO Holdings Option Plan. The weighted average exercise price of the exchanged options is $3.67 per share.

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

As required by FASB Interpretation No. 45, the fair value of the exchanged options of $5,400,000 has been included in the aggregate purchase price paid by GEO Holdings for the Successor Company (see Note 10). The fair value was determined utilizing the minimum value method prescribed in SFAS 123. See Note 2 - Summary of Significant Accounting Policies - Stock-Based Compensation for information on the successor plans.

GUNDLE/SLT ENVIRONMENTAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(14) Income taxes —

Domestic and foreign income (loss) before income taxes were as follows ( in thousands):

	Successor			Predecessor
	Year Ended	Year Ended
	December 31,	December 31,	2004
	2006	2005	May 18 to Dec. 31	Jan. 1 to May 17
Domestic	$(10,490)	$(9,342)	$2,997	$(9,492)
Foreign	9,320	11,771	7,981	206
Total	$(1,170)	$2,429	$10,978	$(9,286)

The provision (benefit) for income taxes consisted of the following (in thousands):
	Successor			Predecessor
	Year Ended	Year Ended
	December 31,	December 31,	2004
	2006	2005	May 18 to Dec. 31	Jan. 1 to May 17
Current expense (benefit):
U.S.
Federal	$-	$85	$-	$-
State	86	-	213	-
Total U.S	86	85	213	-
Foreign	3,526	4,253	1,622	-
Total current	3,612	4,338	1,835	-
Deferred expense (benefit):
U.S.
Federal	(2,298)	(1,921)	(124)	(1,748)
State	569	(434)	(94)	(157)
Total U.S.	(1,729)	(2,355)	(218)	(1,905)
Foreign	(540)	(248)	1,057	(1,073)
Total deferred	(2,269)	(2,603)	839	(2,978)
Total provision for income taxes	$1,343	$1,735	$2,674	$(2,978)

GUNDLE/SLT ENVIRONMENTAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A reconciliation between the provision for income taxes and income taxes computed by applying the statutory rate is as follows (in thousands):
	Successor			Predecessor
	Year Ended	Year Ended
	December 31,	December 31,	2004
	2006	2005	May 18 to Dec. 31	Jan. 1 to May 17
Tax provision at statutory rate	$(409)	$850	$3,842	$(3,250)
Add (deduct)
Non deductible CHS transaction costs	-	-	-	1,479
Meals and entertainment disallowance	63	46	34	27
Foreign exchange loss on U.S. dollar amounts in foreign operations	-	-	-	-
Change in valuation allowance - foreign tax credits	1,579	1,360	-	-
Change in state tax valuation allowance	529	-	-	-
Taxable differential for foreign subsidiaries	(427)	(302)	(1)	(302)
State income taxes	67	(282)	60	(102)
Foreign tax credit benefit	-	-	(1,241)	-
Decrease in previously recorded taxes as a result of German tax audit	-	-	-	(668)
Other, net	(59)	63	(20)	(162)
	$1,343	$1,735	$2,674	$(2,978)

The tax effects of temporary differences that gave rise to the deferred tax assets and liabilities wereas follows at December 31:

	2006	2005
	(in thousands)
Deferred tax assets:
Accrued expenses	$2,634	$3,358
Foreign tax credit	4,218	2,730
Valuation allowance	(4,746)	(2,638)
Net operating loss carryforward	10,151	10,486
AMT carryforward	806	891
	$13,063	$14,827
Deferred tax liabilities:
Excess book basis over tax basis PP&E and intangible assets	(22,134)	(25,321)
Other	(879)	(901)
	(23,013)	(26,222)
Total deferred tax liability	$(9,950)	$(11,395)

At December 31, 2006, the Company has net operating loss carryforwards for federal income tax purposes of $27,305,000 which will begin to expire, if unused, in 2023. The Company also has foreign tax credit carryforwards for federal income tax purposes of $4,218,000 which will begin to expire, if unused, in 2009. In addition, the Company has an alternative minimum tax credit carryforward of $806,000, which does not expire. A valuation allowance of $1,579,000 was recorded in 2006 against the foreign tax credits generated on foreign earnings repatriated in 2006. The valuation allowance was recorded based on management’s best estimate that it is more likely than not that a portion of the federal and state foreign tax credits will not be realized. At December 31, 2006, the valuation allowance on foreign tax credits and state net operating losses was $4,746,000. If the Company is ultimately able to utilize all of the foreign tax credits that existed at May 18, 2004, $2,575,000 of this recorded valuation allowance would be allocated to reduce goodwill. During 2006, a deferred tax asset not given recognition in the opening balance sheet of the Chile acquisition (see Note 10) was realized. A reversal of the valuation allowance totaling $203,000 related to the utilization of that asset was recorded as a reduction to goodwill. The 2006 tax expense included $540,000 related to prior years’ state income and foreign taxes.

Undistributed retained earnings of the Company’s foreign subsidiaries amounted to approximately $24,146,000 at December 31, 2006. Provision for U.S. federal and state income taxes has not been provided for earnings considered to be indefinitely reinvested. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of the unrecognized deferred tax asset/liability, if any, for temporary differences related to investments in foreign subsidiaries that are essentially permanent in duration is not practicable.

GUNDLE/SLT ENVIRONMENTAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company has completed its evaluation of the repatriation provision included in The American Jobs Creation Act of 2004 (the “Act”). The Company has determined that any U.S. income tax on 2005 repatriations is offset by a corresponding foreign tax credit, and therefore no provision has been provided on amounts repatriated under the Act in 2005.

(15) Employee benefit plans—

The Company has a defined contribution employee benefit plan under which substantially all U.S. employees are eligible to participate. The Company matches a portion of the employees’ contributions. During 2006, the Company contributed $602,000 to the plan. During 2005, the Company contributed $614,000 to the Plan. During 2004, the Predecessor Company contributed $274,000, and the Successor Company contributed $391,000 to the plan. Under the terms of the plan, contributions to the plan may be discontinued at any time.

(16) Concentration of credit and other risks—

Accounts receivable, as financial instruments, could potentially subject the Company to concentrations of credit risk. The Company continuously evaluates the creditworthiness of its customers and may require customers to provide letters of credit to guarantee payments. During 2006, 2005, 2004, one customer accounted for13%, 13%, and 20% of sales and operating revenue, respectively. At December 31, 2006 and 2005, 18% and 12% of the Company’s consolidated accounts receivable were due from this one customer.

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

(17) Commitments and contingencies—

Product warranties and insurance coverage —

The Company’s products are sold and installed with specified limited warranties as to material quality and workmanship. These limited warranties may last for up to 20 years, but are generally limited to repair or replacement by the Company of the defective liner or the dollar amount of the contract involved, on a prorated basis. The Company may also indemnify the site owner or general contractor for other damages resulting from negligence of the Company’s employees. The Company accrues a warranty reserve based on estimates for warranty claims. This estimate is based on historical claims history and current business activities and is accrued at a cost of sales in the period such business activity occurs. The table below reflects a summary of activity of the Company’s operations for warranty obligations through December 31, 2006 (in thousands):

GUNDLE/SLT ENVIRONMENTAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Balance at December 31, 2004	$2,598
Obligations adjusted	37
Obligations paid	(465)
Balance at December 31, 2005	$2,170
Obligations adjusted	67
Obligations paid	(281)
Balance at December 31, 2006	$1,956

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

Bonding - Bank Guarantees —

The Company, in some direct sales and installation contracting situations, is required to post performance bonds or bank guarantees as part of the contractual guarantee for its performance. The performance bonds or bank guarantees can be in the full amount of the contracts. To date the Company has not received any claims against any of the posted securities, most of which terminate at the final completion date of the contracts. As of December 31, 2006, the Company had $11,612,000 of bonds outstanding and $4,066,000 of guarantees issued under its bank lines.

Litigation and claims —

The Company was a third-party defendant in a lawsuit that was filed in September 1997 in the Supreme Court of New York, County of Richmond (Mario Cicala v. Interstate Industrial Corporation, Stearns, Conrad and Schmidt Consulting Engineers, Inc., Interstate Industrial Corporation v. Gundle Lining Construction Corp. and Gundle Lining Construction Corp. v. The City of New York; Case No. 13076/97). The plaintiff, Mario Cicala, was a Company employee who slipped and fell at a job site and brought a claim against the primary defendants for $20,000,000. On July 19, 2006, the defendants compromised and settled the plaintiff’s personal injury damage claim for $1.4 million and waiver of worker’s compensation subrogation rights. The Company paid $900,000 of the settlement cost, none of which was reimbursed by its insurance carrier, Reliance National Insurance in Liquidation. The Texas Property and Casualty Insurance Guaranty Association and New York Liquidation Bureau contributed $350,000 to the settlement, along with $150,000 from Interstate Industrial Corp. The Company recorded a charge of $900,000 in the second quarter of 2006 to reflect the settlement of the Cicala lawsuit.

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

GUNDLE/SLT ENVIRONMENTAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information allows the aggregation of an enterprise’s segments if they are similar. The Company operates in different geographic areas; however, the Company has reviewed the aggregation criteria and determined that the Company operates as one segment based on the high degree of similarity of the following aspects of the Company’s operations:

•	nature of the products and services,

•	raw materials and production processes used,

•	customers and markets served,

•	methods used to distribute products and services,

•	effects of regulatory influences on the market, and the economic characteristics of the products and services in different geographical areas.

	December 31,	December 31,	December 31,	May 27,
	2006	2005	2004	2004
	(in thousands)
Sales to unaffiliated customers (based on the
geographic location of the customer):
United States	$184,350	$151,095	$125,462	$37,631
Europe	77,115	69,407	47,391	14,750
Latin & South America	42,161	22,548	15,884	4,265
Far East/Pacific Rim	37,875	28,309	12,394	7,081
Africa and Middle East	25,691	33,308	10,416	4,932
Other	6,126	12,951	5,966	1,734
	$373,318	$317,618	$217,513	$70,393

Only sales to one country, the United States, accounted for more than 10% of total sales. Sales into other countries, accounted for less than 10% of total sales, have been aggregated into geographic regions for this presentation.

GUNDLE/SLT ENVIRONMENTAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	As of December 31,
	2006	2005
	(in thousands)
Long lived assets (principally property, plant
and equipment):
United States	$50,530	$56,014
Germany	14,559	10,997
Thailand	8,311	8,498
Other	14,269	15,774
	$87,669	$91,283

(19) Related Party Transaction —

Management Agreement with CHS Management IV LP

In connection with the Merger, the Company entered into a management agreement with GEO Holdings and CHS Management IV LP (“CHS Management”) a limited partnership (1) of which CHS is the general partner and (2) which is the general partner of CHS IV. Pursuant to the management agreement, CHS Management provides certain financial and management consulting services to GEO Holdings and to us. In consideration of those services the Company pays fees to CHS Management in an aggregate annual amount of $2,000,000, payable in equal monthly installments. The Company also agreed to reimburse CHS Management for its reasonable travel and other out-of-pocket expenses. The Company also provides customary indemnification to CHS Management. In connection with the structuring and implementation of the Merger and related financing transactions, GEO Holdings paid CHS management fees in the aggregate amount of $5,000,000 at the completion of the Merger. Under the Management Agreement, GEO Holdings will pay CHS Management a fee equal to 5% of any additional proceeds of GEO Holdings’ capital stock purchased from time to time by CHS Management or its affiliates. The management fee is subordinated to the prior payment in full of principal, interest and premium due and owing under its senior credit facility and the indenture governing the senior notes, but we may pay the management fee at all times except during certain events of default under its senior credit facility or under the indenture governing the senior notes. In the event any portion of the management fee is not so paid, such amount will accrue and become due and payable in the next month when payment is permitted. During 2006, 2005 and 2004, the Company paid CHS $2,069,000, $2,016,000 and $1,287,000, respectively, under this agreement. At December 31, 2006 and 2005, there were no amounts payable to CHS under this agreement.

(20) Condensed Consolidated Guarantor and Non-Guarantor Financial Information —

The payment of obligations of the Company under the senior notes is guaranteed by all of the Company’s domestic subsidiaries other than Bentofix Technologies (USA), Inc. (“Subsidiary Guarantors”). Each of these Subsidiary Guarantors is included in the Company’s consolidated financial statements and has fully and unconditionally guaranteed the senior notes on a joint and several basis. Separate financial statements and other disclosures concerning the Subsidiary Guarantors have not been presented because management believes that such information is not material to investors. The following supplemental financial information sets forth, on a combined basis, balance sheet, statement of operations and cash flows information for Gundle/SLT Environmental, Inc., the subsidiary guarantors and non-guarantor subsidiaries.

GUNDLE/SLT ENVIRONMENTAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

GUNDLE/SLT ENVIRONMENTAL, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
(in thousands)

	As of December 31, 2006
	Gundle	US Guarantors	Non US Non-Guarantors	Consolidating Entries	Consolidated
ASSETS
Current Assets:
Cash and Cash Equivalents	$37	$4,862	$8,792	$-	$13,691
Accounts Receivable, Net	-	49,213	46,025	(11,483)	83,755
Contracts in Progress	-	4,245	1,416	-	5,661
Inventory	-	17,618	22,705	-	40,323
Deferred Income Taxes	-	2,837	9	-	2,846
Prepaid Expenses and Other	-	584	2,157	-	2,741
Total Current Assets	37	79,359	81,104	(11,483)	149,017

Property, Plant and Equipment, Net	-	50,530	37,163	(24)	87,669
Goodwill	41,420	19,794	4,907	-	66,121
Customer Lists and Other Intangible Assets, Net	-	9,254	9,299	-	18,553
Deferred Income Taxes	-	-	66	-	66
Deferred Financing Costs and Other Assets, Net	9,270	-	258	-	9,528

	$50,727	$158,937	$132,797	$(11,507)	$330,954
LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
Accounts Payable and Accrued Liabilities	$2,231	$22,810	$35,646	$(11,460)	$49,227
Advance Billings on Contracts	-	8,625	433	-	9,058
Short Term Debt and Current Portion of Long-term Debt	14,981	900	1,046	-	16,927
Deferred Income Taxes	-	-	1,668	-	1,668
Income Taxes Payable	-	61	2,812	-	2,873
Total Current Liabilities	17,212	32,396	41,605	(11,460)	79,753
Long-term Debt	157,548	1,800	3,600	-	162,948
Other Liabilities	3,273	-	1,044	-	4,317
Deferred Income Taxes	-	4,806	6,388	-	11,194
Minority Interest	-	-	1,217	-	1,217
Investments in Subsidiaries and Intercompany	(198,831)	42,778	12,754	143,299	-
Stockholder's Equity	71,525	77,157	66,189	(143,346)	71,525
	$50,727	$158,937	$132,797	$(11,507)	$330,954

GUNDLE/SLT ENVIRONMENTAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

GUNDLE/SLT ENVIRONMENTAL, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
(in thousands)

	As of December 31, 2005
	Gundle	US Guarantors	Non US Non-Guarantors	Consolidating Entries	Consolidated

ASSETS
Current Assets:
Cash and Cash Equivalents	$37	$14,558	$6,499	$-	$21,094
Accounts Receivable, Net	(63)	37,240	30,332	(5,351)	62,158
Contracts in Progress	-	561	1,683	-	2,244
Inventory	-	16,290	20,313	-	36,603
Deferred Income Taxes	-	3,296	9	-	3,305
Prepaid Expenses and Other	-	94	1,513	-	1,607
Total Current Assets	(26)	72,039	60,349	(5,351)	127,011

Property, Plant and Equipment, Net	-	56,014	35,299	(30)	91,283
Goodwill	41,420	17,612	4,584	-	63,616
Customer Lists and Other Intangible Assets, Net	-	10,351	11,393	-	21,744
Deferred Income Taxes	-	982	54	-	1,036
Deferred Financing Costs and Other Assets, Net	11,316	11	384	-	11,711

	$52,710	$157,009	$112,063	$(5,381)	$316,401
LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
Accounts Payable and Accrued Liabilities	$2,112	$27,251	$24,082	$(5,343)	$48,102
Advance Billings on Contracts	-	546	885	-	1,431
Current Portion of Long-term Debt	3,981	-	2,654	-	6,635
Deferred Income Taxes	-	-	648	-	648
Income Taxes Payable	-	1,077	790	-	1,867
Total Current Liabilities	6,093	28,874	29,059	(5,343)	58,683

Long-term Debt	161,005	-	4,645	-	165,650

Other Liabilities	3,191	-	960	-	4,151
Deferred Income Taxes	-	7,972	7,116	-	15,088
Minority Interest	-	-	3,198	-	3,198
Investments in Subsidiaries and Intercompany	(187,210)	63,352	11,461	112,397	-
Stockholder's Equity	69,631	56,811	55,624	(112,435)	69,631
	$52,710	$157,009	$112,063	$(5,381)	$316,401

GUNDLE/SLT ENVIRONMENTAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

GUNDLE/SLT ENVIRONMENTAL, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(in thousands)

	For the Year Ended December 31, 2006
	Gundle	US Guarantors	Non US Non-Guarantors	Consolidating Entries	Consolidated
Sales and operating revenue	$-	$207,319	$189,777	$(23,778)	$373,318
Cost of products and services	-	174,697	165,492	(23,773)	316,416
Gross profit	-	32,622	24,285	(5)	56,902
Selling, General and Administrative Expenses	-	21,199	10,114	-	31,313
Amortization of intangibles	-	3,092	2,745	-	5,837
Operating income (loss)	-	8,331	11,426	(5)	19,752
Other expenses (income)
Affiliate dividend income	-	(1,882)	(1,271)	3,153	-
Other	33,326	(14,515)	2,106	5	20,922
	33,326	(16,397)	835	3,158	20,922
Income (loss) before equity in net income from
affiliated companies and income taxes	(33,326)	24,728	10,591	(3,163)	(1,170)
Equity in net income from affiliated companies	(18,149)	(6,333)	-	24,482	-
Provision (benefit) for income taxes	(12,664)	11,020	2,987	-	1,343
Net income (loss	$(2,513)	$20,041	$7,604	$(27,645)	$(2,513)

	For the Year Ended December 31, 2005
	Gundle	US Guarantors	Non US Non-Guarantors	Consolidating Entries	Consolidated
Sales and operating revenue	$-	$191,287	$142,989	$(16,658)	$317,618
Cost of products and services	-	158,014	119,910	(16,657)	261,267
Gross profit	-	33,273	23,079	(1)	56,351
Selling, General and Administrative Expenses	-	20,494	9,079	-	29,573
Amortization of intangibles	-	3,006	1,721	-	4,727
Merger/Acquisition activity expenses	-	820	198	-	1,018
Operating income	-	8,953	12,081	(1)	21,033
Other expenses (income)
Affiliate dividend income	-	(17,015)	-	17,015	-
Other	35,058	(16,802)	310	38	18,604
	35,058	(33,817)	310	17,053	18,604
Income (loss) before equity in net income from
affiliated companies and income taxes	(35,058)	42,770	11,771	(17,054)	2,429
Equity in net income from affiliated companies	(22,430)	(8,250)	-	30,680	-
Provision (benefit) for income taxes	(13,322)	11,536	3,521	-	1,735
Net income (loss)	$694	$39,484	$8,250	$(47,734)	$694

GUNDLE/SLT ENVIRONMENTAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

GUNDLE/SLT ENVIRONMENTAL, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(in thousands)

	Succesor for the Period of May 18 to December 31, 2004
	Gundle	US Guarantors	Non US Non-Guarantors	Consolidating Entries	Consolidated
Sales and operating revenue	$-	$145,788	$84,211	$(12,486)	$217,513
Cost of products and services	-	117,438	67,742	(12,484)	172,696
Gross profit	-	28,350	16,469	(2)	44,817
Selling, General and Administrative Expenses	-	12,086	6,296	-	18,382
Amortization of intangibles	-	1,756	1,228	-	2,984
Operating income	-	14,508	8,945	(2)	23,451
Other expenses (income)
Other	12,500	(1,032)	1,007	(2)	12,473
	12,500	(1,033)	1,007	(1)	12,473
Income (loss) before equity in net income from
affiliated companies and income taxes	(12,500)	15,540	7,938	-	10,978
Equity in net income from affiliated companies	(17,325)	(5,259)	-	22,584	-
Provision (benefit) for income taxes	(3,479)	3,474	2,679	-	2,674
Net income (loss)	$8,304	$17,325	$5,259	$(22,584)	$8,304

	Predecessor for the Period of January 1 to May 17, 2004
	Gundle	US Guarantors	Non US Non-Guarantors	Consolidating Entries	Consolidated
Sales and operating revenue	$-	$41,242	$34,988	$(5,837)	$70,393

Cost of products and services	-	35,518	30,466	(5,877)	60,107
Gross profit	-	5,724	4,522	40	10,286
Selling, General and Administrative Expenses	-	7,906	4,482	-	12,388
Amortization of intangibles	-	42	-	-	42
Expenses related to CHS acquisition	-	5,863	-	-	5,863
Operating income	-	(8,087)	40	40	(8,007)
Other expenses (income)
Affiliate dividend income	(95,000)	-	-	95,000	-
Other	1,525	(77)	(168)	(1)	1,279
	(93,475)	(77)	(168)	94,999	1,279
Income (loss) before equity in net income from
affiliated companies and income taxes	93,475	(8,010)	208	(94,959)	(9,286)
Equity in net income from affiliated companies	100,652	(1,281)	-	(99,371)	-
Provision (benefit) for income taxes	(869)	(1,036)	(1,073)	-	(2,978)
Net income (loss)	$(6,308)	$(5,693)	$1,281	$4,412	$(6,308)

GUNDLE/SLT ENVIRONMENTAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

GUNDLE/SLT ENVIRONMENTAL, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(in thousands)

	For the Year Ended December 31, 2006
	Gundle	US Guarantors	Non US Non-Guarantors	Consolidating Entries	Consolidated
Net cash flow provided by (used in) operating activities	$(17,296)	$6,267	$13,368	$(3,153)	$(814)
Net cash flow provided by (used in) investing activities:
Additions to property, plant & equipment	-	(3,186)	(5,070)	1,219	(7,037)
Proceeds from sale of assets	-	2,847	42	(1,219)	1,670
Proceeds from insurance claim	-	-	1,074	-	1,074
Acquisition of business	-	(2,011)	(2,167)	-	(4,178)
Acquisition of Minority Interest	-	(2,067)	-	-	(2,067)
	-	(4,417)	(6,121)	-	(10,538)
Net cash flow provided by (used in) financing activities:
Advances on revolver	47,000	-	3,819	-	50,819
Repayments on revolver	(36,000)	-	(6,293)	-	(42,293)
Retirement of long-term debt	(3,981)	-	(291)	-	(4,272)
Minority Interest Dividends	-	-	(569)	-	(569)
Intercompany financing	10,277	(11,546)	(1,884)	3,153	-
	17,296	(11,546)	(5,218)	3,153	3,685
Effect of exchange rate changes on cash	-	-	264	-	264
Net decrease in cash and cash equivalents	-	(9,696)	2,293	-	(7,403)
Cash and cash equivalents at beginning of period	37	14,558	6,499	-	21,094
Cash and cash equivalents at end of period	$37	$4,862	$8,792	$-	$13,691

	For the Year Ended December 31, 2005
	Gundle	US Guarantors	Non US Non-Guarantors	Consolidating Entries	Consolidated
Net cash flow provided by (used in) operating activities	$(29,546)	$39,865	$15,493	$(17,026)	$8,786
Net cash flow provided by (used in) investing activities:
Additions to property, plant & equipment	-	(1,929)	(1,982)	11	(3,900)
Proceeds from sale of assets	-	1,757	401		2,158
Acquisition of business	-	-	(11,188)	-	(11,188)
Acquisition of Minority Interest	-	(1,500)	1,500	-	-
	-	(1,672)	(11,269)	11	(12,930)
Net cash flow provided by (used in) financing activities:
Advances on revolver	5,000	-	2,363	-	7,363
Repayments on revolver	(5,000)	-	-	-	(5,000)
Retirement of long-term debt	-	-	(291)	-	(291)
Intercompany financing	29,546	(38,623)	(7,938)	17,015	-
	29,546	(38,623)	(5,866)	17,015	2,072
Effect of exchange rate changes on cash	-	-	(550)	-	(550)
Net decrease in cash and cash equivalents	-	(430)	(2,192)	-	(2,622)
Cash and cash equivalents at beginning of period	37	14,988	8,691	-	23,716
Cash and cash equivalents at end of period	$37	$14,558	$6,499	$-	$21,094

GUNDLE/SLT ENVIRONMENTAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

GUNDLE/SLT ENVIRONMENTAL, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(in thousands)

	Successor
	For the Period of May 18 - December 31, 2004
	Gundle	US Guarantors	Non US Non-Guarantors	Consolidating Entries	Consolidated
Net cash flow provided by (used in) operating activities	$(1,782)	$26,122	$14,191	$175	$38,706
Net cash flow provided by (used in) investing activities:
Additions to property, plant & equipment	-	(1,587)	(1,899)	-	(3,486)
Proceeds from sale of assets	-	552	53	-	605
Payments for acquisition of a business	(221,616)	-	-	-	(221,616)
Other	-	-	(4)	4	-
	(221,616)	(1,035)	(1,850)	4	(224,497)
Net cash flow provided by (used in) financing activities:
Proceeds from revolver	-	-	-	-	-
Payments on revolver	-	-	-	-	-
Payments for financing fees	(14,071)	-	-	-	(14,071)
Proceeds from new debt	175,000	-	-	-	175,000
Repayments of long-term debt	(7,084)		(64)	-	(7,148)
Issuance of common stock	55,229	-	-	-	55,229
Intercompany financing	14,361	(10,099)	(4,083)	(179)	-
	223,435	(10,099)	(4,147)	(179)	209,010
Effect of exchange rate changes on cash	-	-	497	-	497
Net increase (decrease) in cash and cash equivalents	37	14,988	8,691	-	23,716
Cash and cash equivalents at May 17, 2004	-	-	-	-	-
Cash and cash equivalents at end of year	$37	$14,988	$8,691	$-	$23,716

	Predecessor
	For the Period of January 1 - May 17, 2004
	Gundle	US Guarantors	Non US Non-Guarantors	Consolidating Entries	Consolidated
Net cash flow provided by (used in) operating activities	$6,541	$(23,760)	$2,373	$(180)	$(15,026)
Net cash flow provided by (used in) investing activities:
Additions to property, plant & equipment	-	(1,558)	(1,492)	-	(3,050)
Proceeds from sale of assets	-	260	-	-	260
Other	-	(1,220)	1,220	-	-
	-	(2,518)	(272)	-	(2,790)
Net cash flow provided by (used in) financing activities:
Proceeds from new debt	-	-	806	-	806
Repayments of long-term debt	(16,721)	-	(2)	-	(16,723)
Issuance of common stock	100	-	-	-	100
Intercompany financing	10,116	(8,950)	(1,346)	180	-
	(6,505)	(8,950)	(542)	180	(15,817)
Effect of exchange rate changes on cash	-	-	-	-	-
Net increase (decrease) in cash and cash equivalents	36	(35,228)	1,559	-	(33,633)
Cash and cash equivalents at beginning of period	68	42,934	4,897	-	47,899
Cash and cash equivalents at end period	$104	$7,706	$6,456	$-	$14,266

GUNDLE/SLT ENVIRONMENTAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(21) Supplementary Data —

Consolidated quarterly financial data (Unaudited) —

Unaudited quarterly information for fiscal 2006 and 2005 is as follows (in thousands, except per share amounts):

	2006 Quarters						2005 Quarters
	First	Second		Third	Fourth		First		Second		Third	Fourth
Net Sales	43,767	103,194		122,775	103,582		59,664		86,965		97,595	73,394
Gross profit	2,607	16,400		18,596	19,299		6,859		14,360		21,301	13,831
Income (loss) before
income taxes	(13,111)	335		7,405	4,201		(6,166)		1,414		7,574	(393)
Net income (loss)	(8,076)	(759	)***	4,665	1,657	***	(4,860	)*	1,034	*	4,873	(353	)**

The Company has no outstanding publicly held common shares and therefore will not report earnings per share data.

*As noted in Note 14, the first and second quarter of 2005 include tax charges of $1,241,000 and $119,000 respectively, for the reinstatement of a valuation allowance previously recorded as an income tax benefit in the fourth quarter of 2004.

**Included in the fourth quarter are amounts relating to previous periods that reduce the recorded loss before income taxes by $417,000 and increase the recorded tax benefit by $188,000. These amounts are not material to any individual period. In addition, the fourth quarter includes a charge of $1,238,000 for a change in estimate regarding the accrual of year end incentive bonuses. The change in estimate was due to the achievement of higher operating income in the quarter than was forecasted through the first nine months of 2005.

***Included prior years’ tax adjustments in the second and fourth quarters of $390,000 and $150,000, respectively, for the required valuation allowance for state net operating losses which no valuation allowance had previously been provided and prior years adjustments for state income and foreign taxes.

(22) New Accounting Pronouncements —

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of Statement No. 109. FIN 48 clarifies the criteria and approach for recognition, derecognition and measurement of uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material impact on the financial position or results of operations.

(23) Subsequent Event—

In January 2007, the Board of Directors approved the granting of 35,895 stock options to certain employee of the Company.