Form 10-K/A
period 2006-12-31
GUNDLE SLT ENVIRONMENTAL INC
filed 2007-05-01
CIK 805023

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(Amendment No. 1)

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
Yes ☐ No ☒

The aggregate market value of voting common stock held by non-affiliates of the registrant as of March7, 2007 was zero.

As of March 7, 2007, there were issued and outstanding 100 shares of the registrant’s common stock, $0.01 par value, all of which were held of record by GEO Holdings Corp.

DOCUMENTS INCORPORATED BY REFERENCE: None.

2006 FORM 10-K ANNUAL REPORT

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, originally filed with the Securities and Exchange Commission on March 7, 2007 (the “Original Filing”). We are filing this Amendment to include (i) the information required by Part III, Items 10, 11, 12, 13 and 14, which were not included in the Original Filing in reliance on Instruction G(3) to Form 10-K, and (ii) the certifications required by (a) Rule 13a-14(a)/Rule 15d-14(a) and (b) Rule 13a-14(b)/Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, which were not included in the Original Filing. Accordingly, in this Amendment we have also deleted the reference to an amendment to the Original Filing on the cover page under “Documents Incorporated By Reference,” amended Item 15 of Part IV to reflect the filing of the certifications, and updated page numbers and references to page numbers throughout the document.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

SIGNATURES	57
INDEX TO FINANCIAL STATEMENTS	F-1

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

Corporate Developments

We were founded in 1981 by Clifford Gundle in Texas with a single high density polyethylene production line. In 1986, Odyssey Partners acquired a majority ownership interest in us, and we completed an initial public offering. In 1995, we merged with SLT Environmental, Inc. and changed our name to Gundle/SLT Environmental, Inc. (the “Company” or “GSE”). This merger added flat cast manufacturing capabilities in Europe and the United States, along with an enhanced distribution network. Our chief executive officer, Samir Badawi, joined us from SLT. In February 2002, we purchased Serrot International, Inc., an international provider of geosynthetic lining products and services for environmental protection and other uses, from Waste Management Holdings, Inc. We generated consistent growth in the ensuing years, adding capacity in the United Kingdom, Germany, Thailand, Egypt and Kingstree, South Carolina.

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

In connection with the Merger, we entered into a $65.0 million senior secured credit facility with UBS Loan Finance LLC and certain other lenders. The senior credit facility provides for a $25.0 million term loan facility and a revolving credit facility up to $40.0 million. In addition, we issued $150.0 million of publicly registered 11% senior notes due in 2012. The senior notes are guaranteed by all of our existing and future direct or indirect domestic subsidiaries other than Bentofix Technologies (USA), Inc., a dormant subsidiary of our 75.5%-owned Canadian subsidiary, Bentofix Technologies, Inc (“BTI”).

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

On August 31, 2006, we acquired the rights to commercialize the storm water detention system owned by GeoStorage Corporation under an assignment of U.S. Patent Application Serial No. 11/190.629. We entered into a Technology and Patent Rights Agreement, along with an Employment Agreement, with Terrance G. Sheridan, President of GeoStorage Corporation. The Technology and Patent Rights Agreement requires the payment of a per cubic foot royalty payment for any “covered system” as defined in the agreement

On October 13, 2006, we completed an acquisition of the operating assets, patent and other intangible assets of ProGreen. The acquisition was completed pursuant to an asset purchase agreement for a total purchase price of $4,712,000, which included transaction costs of $151,000. The transaction was payable in cash and a $2.7 million three-year unsecured promissory note.

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

We sell primarily to owners and general contractors and facility owners who are responsible for product specifications, design and awarding of contracts. In all cases, we provide our customers with limited warranties on installed products and workmanship. Our limited warranties are typically six years but occasionally extend up to eight years. The limited warranties are generally limited to repair or replacement of defective artificial turf or workmanship, but sometimes include sub-grade stability, on a prorated basis, up to the amount of the original contract. On occasion, the limited warranties are written on a non-prorated basis for a period of eight years.

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

Replicated Grass Products

The primary customers for replicated grass sport fields are municipalities, schools, colleges and private owners and operators of soccer and football field complexes. We strive to provide these customers with a single source of artificial turf, related products and installation services.

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

Forward-Looking Information

This Form 10-K contains certain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, and information relating to us and our subsidiaries that are based on beliefs of our management, as well as assumptions made by and information currently available to our management. When used in this report, the words, “anticipate”, “believe”, “estimate”, “expect”, “intend” and words of similar import, as they relate to us or our subsidiaries or our management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitations, competitive market factors, world-wide manufacturing capacity in the industry, general economic conditions around the world, raw material pricing and supply, governmental regulation and supervision, seasonality, distribution networks, and other factors described herein, as well as those identified under the captions “Business”, “Risk Factors”, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and elsewhere herein. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.

Available Information

We, through our website www.gseworld.com, make available free of charge our reports on Forms 10-K, 10-Q and 8-K (and amendments to these reports) filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. These reports are available on our website as soon as reasonably practicable after they are electronically filed with or furnished to the U.S. Securities and Exchange Commission.

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

In 2006, Waste Management was our largest customer, accounting for approximately 13% of sales and operating revenue. As discussed in Item 1. Business-Customers, the Supply Contract expired on December 31, 2006, and we entered into the Master Agreements with WMNSI which will reduce the volume of business as well as the profitability of Waste Management commitments in 2007. We believe that the significant reduction in revenue and gross margin from Waste Management will have a material adverse effect on our financial position, results of operations and/or cash flows if not offset by other new business opportunities or organic growth. To mitigate the impact of this change in business with Waste Management, we are pursuing other business, including our newly acquired replicated grass technology business and storm water retention business, as well as reducing the current cost structure.

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

We are subject to certain risks associated with our foreign operations that could harm our revenues and profitability.

We have significant operations in Europe, Canada, Thailand, Chile and Egypt. Certain risks are inherent in international operations, including:
•	difficulty of enforcing agreements and collecting receivables through certain foreign legal systems;

•	foreign customers may have longer payment cycles than customers in the United States;

•
tax rates in certain foreign countries may exceed those in the United States and foreign earnings may be subject to withholding requirements or the imposition of tariffs, exchange controls or other restrictions;

•	general economic conditions, political unrest and terrorist’s attacks in countries where we operate may have an adverse effect on our operations in those countries;

•	exposure to possible expropriation or other governmental actions;

•	difficulties associated with managing a large organization spread throughout various countries;

•	import and export license requirements;

•	changes in tariffs and taxes;

•	restrictions on repatriating foreign profits back to the United States;

•	intellectual property protection difficulties; and

•	complications in complying with a variety of foreign laws and regulations, many of which conflict with U.S. laws.

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

As part of our growth strategy, we intend to consider acquiring complementary businesses. Our ProGreen asset acquisition in October 2006 was consistent with this growth strategy. Currently, we do not have any other commitments or agreements relating to any material acquisitions. Future acquisitions could result in the incurrence of debt and contingent liabilities, which could have a material adverse effect upon our business, financial condition and results of operations. Risks we could face with respect to acquisitions include:

•	greater than expected costs and management time and effort involved in identifying, completing and integrating acquisitions;

•	risks associated with unanticipated events or liabilities;

•	potential disruption of our ongoing business and difficulty in maintaining our standards, controls, information systems and procedures;

•	entering into markets and acquiring technologies in areas in which we have little experience;

•	the inability to successfully integrate the services, products and personnel of any acquisition into our operations;

•	a need to incur debt, which may reduce our cash available for operations and other uses; and

•	realizing little, if any, return on our investment.

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

We have a substantial amount of indebtedness. As of December 31, 2006, we had outstanding approximately $179.9 million of total indebtedness, including approximately $29.6 million of secured indebtedness. The high level of indebtedness could have important consequences to you, including the following:

•	it may be more difficult for us to satisfy our obligations with respect to the senior notes;

•	our ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired;

•
we must use a substantial portion of our cash flow from operations to pay interest and principal on the senior notes and other indebtedness, which will reduce the funds available to us for other purposes such as capital expenditures;

•	we may be limited in our ability to borrow additional funds;

•	we may be limited in our ability to obtain bonds needed to bid on or perform certain installation contracts;

•
we may have a higher level of indebtedness than some of our competitors, which may put us at a competitive disadvantage and reduce our flexibility in planning for, or responding to, changing conditions in our industry, including increased competition; and

•	we may be more vulnerable to economic downturns and adverse developments in our business.

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

The indenture governing the senior notes and the agreements governing our other indebtedness impose significant operating and financial restrictions on us. These restrictions limit our ability to take certain actions including our ability to:

•	incur additional indebtedness;

•	create liens or other encumbrances;

•	pay dividends or make certain other payments, investments, loans and guarantees; and

•	sell or otherwise dispose of assets and merge or consolidate with another entity.

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

Our patented GundSeal products are manufactured on one production line housed in an owned 22,000 square feet building with 1,500 square feet of office space on a 15.3-acre owned tract located in Spearfish, South Dakota. In addition, the location includes a Bentofix needle-punched GCL line, which produces our Bentofix products, in a 28,000 square feet building. We own a 75.5% interest in this operation through Bentoliner, Inc. The plant is located near the sources for clay (bentonite).

Canada

We own a 75.5% interest in BTI, located in Barrie, Canada. BTI leases 2,000 square feet of office space and 60,000 square feet for manufacturing geosynthetic clay lining products on one production line.

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

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

There is no established public market for the outstanding common equity of the Company. In connection with the Merger, we became a wholly owned subsidiary of GEO Holdings, which is controlled by CHS IV, an entity controlled by CHS, in a transaction valued at approximately $242.1 million. (See “Item 1. Business- Corporate Developments”). As a result of the Merger, our common stock is no longer publicly traded.

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

	Successor Company			Predecessor Company
	Year Ended December 31,		Period from May 18, 2004 to Dec 31,	Period from Jan. 1, 2004 to May 17,	Year Ended December 31,
	2006	2005	2004	2004	2003	2002
Selected Statement of Income Data:
Sales and operating revenue	$373,318	$317,618	$217,513	$70,393	$274,618	$266,970
Gross profit	56,902	56,351	44,817	10,286	59,159	56,644
Operating income (loss)	19,752	21,033	23,451	(8,007)	30,208	24,233
Interest expense, net	20,917	18,449	12,418	1,451	2,064	2,379
Income before income taxes	(1,170)	2,429	10,978	(9,286)	31,519	21,258
Net income (loss) before extraordinary items	(2,513)	694	8,304	(6,308)	20,771	12,890
Extraordinary items	-	-	-	-	-	25,966
Net income (loss)	(2,513)	694	8,304	(6,308)	20,771	38,856
Basic earnings (loss) per common share
Before extraordinary items	*	*	*	$(0.54)	$1.81	$1.15
Extraordinary items	*	*	*		-	2.32
Basic earnings (loss) per common share	*	*	*	$(0.54)	$1.81	$3.47

Diluted earnings (loss) per common share
Before extraordinary items	*	*	*	$(0.51)	$1.72	$1.11
Extraordinary items	*	*	*	-	-	2.23
Diluted earnings (loss) per common share	*	*	*	$(0.51)	$1.72	$3.34

Selected Balance Sheet Data:
Working capital**	$69,264	$68,328	$73,592	$70,679	$92,452	$92,265
Total assets	330,954	316,401	309,551	198,262	213,503	202,310
Total debt	179,875	172,285	168,604	806	16,722	21,602
Stockholder's equity	71,525	69,631	74,014	155,557	157,157	132,431

*	The Successor Company has no outstanding publicly held common shares and therefore does not report earnings per share.

**	Working Capital is current assets minus current liabilities.

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

On August 31, 2006, we acquired the rights to commercialize the storm water detention system owned by GeoStorage Corporation under an assignment of U.S. Patent Application Serial No. 11/190.629. We entered into a Technology and Patent Rights Agreement, along with an Employment Agreement, with Terrance G. Sheridan, President of GeoStorage Corporation. The Technology and Patent Rights Agreement requires the payment of a per cubic foot royalty payment for any “covered system” as defined in the agreement

On October 13, 2006, we completed an acquisition of the operating assets, patent and other intangible assets of ProGreen. The acquisition was completed pursuant to an asset purchase agreement for a total purchase price of $4,712,000, which included transaction costs of $151,000. The transaction was payable in cash and a $2.7 million three-year unsecured promissory note.

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

Foreign sales and operating revenue were $188,968,000 in 2006, a 20.9% increase from the prior year. This increase included revenues from the Chilean acquisition of $23,785,000. Excluding the Chilean acquisition, foreign revenues increased 5.7% over the prior year. Foreign units shipped increased by 12.7% and units installed decreased by 14.1% in 2006 over 2005. The UK installation services were discontinued as of December 22, 2006 due to competitive pressures on margins and the actions of national waste companies in contracting for installation services. Foreign installation revenue in Europe, recognized on a cost percentage-of-completion basis, increased 22.5% in 2006 due to an increase of 42.6% in sales per unit. The change in the U.S. dollar value of the Company’s foreign entity functional currencies also increased 2006 foreign sales and operating revenue by approximately $2,504,000.

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

The Company’s provision for income taxes is recorded at statutory rates for each tax jurisdiction based on fiscal year to date results, adjusted for certain permanent differences.  For the year ended December 31, 2006, the Company recorded tax expense of $1,343,000 with a pre-tax book loss of ($1,170,000). Tax expense for 2006 included approximately $540,000 for prior years’ related to state income and foreign taxes. See Notes to Consolidated Financial Statements - Note 14 - Income taxes, for additional information.

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

We anticipate volume levels from the 2007 national account programs will be lower than in the previous year. We also anticipate a strong demand in most of our international markets will result from resumption in some major projects in the mining sector that were delayed in 2006.

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

ITEM 9B. Other Information.

None.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The names, ages and current positions of our executive officers and members of our Board of Directors as of March 31, 2007, are set forth below. All of GSE’s stock is owned by GEO Holdings. GEO Holdings, under the control of CHS, annually elects our directors. Each director holds office for the term of one year and until such person’s successor is chosen and qualified or until such person’s death, resignation or removal. All directors serve on both our Board of Directors and the board of directors of GEO Holdings, except for Messrs. Evans and Goodrich who serve on our Board of Directors only. Except as described in this report, there are no arrangements or understandings between any member of the Board of Directors or executive officer and any other person pursuant to which that person was elected or appointed to his or her position. See “Certain Relationships and Related Transactions and Director Independence —Stockholders Agreement” in Item 13 of Part III. There are no family relationships between any of our executive officers or directors.

Our Board of Directors has the power to appoint officers. Each director and officer will hold office for the term of one year and until such person’s successor is chosen and qualified or until such person’s death, resignation or removal.

Name	Age	Position
Samir T. Badawi	67	President, Chief Executive Officer and Director
Ernest C. English, Jr.	54	Vice President, Chief Financial Officer, Treasurer and Assistant Secretary
Gerald E. Hersh	63	Vice President and General Manager of North American Operations
James T. Steinke	60	Vice President and General Manager of Asia/Pacific Operations
Paul A. Firrell	40	Vice President and General Manager of Europe/Africa Operations
Daniel J. Hennessy(1), (2)	49	Non-executive Director, Chairman of the Board
Michael G. Evans(2)	52	Independent Director
Marcus J. George(1), (2)	37	Non-executive Director
Richard E. Goodrich(1)	63	Independent Director
Brian P. Simmons	46	Non-executive Director

(1)	Audit Committee Member
(2)	Compensation Committee Member

Board of Directors and Executive Officers

Samir T. Badawi has served as President and Chief Executive Officer (“CEO”) and as a member of our Board of Directors since 1995. He served as Chairman of the Board from 1995 to 2004. From 1993 to 1995, Mr. Badawi served as Chairman of the Board of Directors of SLT Environmental, Inc. and financial advisor to a group of private investors. For twenty-five years prior to 1993, Mr. Badawi served as a managing partner of Ernst & Young International in the State of Bahrain, and in other capacities with Ernst & Young in the United States, Europe and the Middle East.

Ernest C. English, Jr. has served as Vice President, Chief Financial Officer (“CFO”), Treasurer and Assistant Secretary since February 27, 2007. From 1999 to his appointment as CFO, Mr. English served as Vice President and General Manager of North American Operations. From 1996 to 1999, he served as our Corporate Controller. From 1994 to 1996, Mr. English served as vice president of finance and administration of Stewart & Stevenson Operations, Inc. during the merger of Creole International, Inc. into Stewart & Stevenson Operations. From 1987 to 1994, he served as Chief Financial Officer of Creole International, Inc.

Gerald E. Hersh was appointed as Vice President and General Manager of North American Operations on February 27, 2007. From 2000 until his current role, he served as Vice President and General Manager of U.S. Installation Operations. From 1996 to 2000, he served as Vice President-U.S. Installation Services. From 1994 to 1996, Mr. Hersh served as Senior Vice President-Operations for Joy Environmental Technologies, Inc. From 1985 to 1994, he served as Senior Vice President-Commercial Operations for Tampella Power Corporation.

James T. Steinke has served as Vice President and General Manager of Asia/Pacific Operations since 1999. From 1995 to 1999, he served as Vice President-International Sales for Central and South America. From 1993 to 1995, Mr. Steinke served as Vice President-U.S. Installation Services. From 1985 to 1993, he served in different capacities within GSE. Prior to joining us, Mr. Steinke served 21 years in the U.S. Naval Nuclear Submarine Service.

Paul A. Firrell has served as Vice President and General Manager of Europe/Africa Operations since 2000. From 1994 to 2000, he served as Managing Director, UK Operations, involved in the sales, installation, and manufacturing operations in the UK. From 1992 to 1994, Mr. Firrell was one of the owners of a geomembrane installation company in England that was acquired by GSE in 1994.

Daniel J. Hennessy became a member of our Board of Directors and our Chairman of the Board upon the completion of the Merger. Mr. Hennessy has been principally employed by CHS as a Partner since 1988 and is a founding partner. Prior to forming CHS, Mr. Hennessy was a Managing Director with Citicorp Mezzanine Investments and Citicorp’s Leveraged Capital Group. Mr. Hennessy is a member of the board of directors of Penhall International Corp. and Waddington North America, Inc.

Michael G. Evans became a member of our Board of Directors and chairman of the Compensation Committee on August 17, 2004. Mr. Evans is currently serving as President and CEO of Waddington North America, Inc., and has served in this position since 1995. In July 2000, the U.K. parent company of John Waddington Ltd., a U.K. public company, divested its North American business operations, which included Waddington North America. From 1978 until the divestiture, Mr. Evans served in various capacities for John Waddington Ltd. in the U.K. and the United States, including as a director of John Waddington Ltd. from 1996 through 2000.

Marcus J. George became a member of our Board of Directors upon the completion of the Merger. Mr. George has been employed principally by CHS as Managing Director since 2003, a Vice President from 2000 to 2003 and an Associate from 1997 to 2000. Prior to joining CHS, Mr. George was employed by Heller Financial in the Corporate Finance Group, and, before that, was employed by KPMG Peat Marwick. Mr. George is a member of the board of directors of American Asphalt & Grading Company, L.P., KB Alloys, Inc. and Waddington North America, Inc.

Richard E. Goodrich became a member of our Board of Directors and the audit committee chairman on December 16, 2004. Mr. Goodrich served as Executive Vice President and Chief Financial Officer of Chicago Bridge & Iron Company from July 2001 until June 2006 when he retired. Mr. Goodrich has also served in various other positions at Chicago Bridge & Iron Company, including as Group Vice President — Western Hemisphere Operations from November 2000 to July 2001, Vice President — Financial Operations from February 1999 to November 2000 and Vice President — Area Director of Finance, Western Hemisphere from June 1998 through February 1999. Prior to that time, Mr. Goodrich was the Director of Strategic Planning — Energy and Chemicals Group of Fluor Daniel, Inc.  He also serves on the Board of Directors and chairs the compensation committee for Chart Industries, Inc. (NASDAQ: GTLS).

Brian P. Simmons became a member of our Board of Directors upon the completion of the Merger. Mr. Simmons has been principally employed by CHS as a Partner since 1988 and is a founding partner. Prior to forming CHS, Mr. Simmons was a Vice President with Citicorp’s Leveraged Capital Group, and, before that, was employed by Mellon Bank. Mr. Simmons is a member of the board of directors of LVI Services, Inc., MLS Holdings and Waddington North America, Inc.

Audit Committee and Audit Committee Financial Expert

The audit committee provides assistance to the Board of Directors in fulfilling their oversight responsibility to the shareholders, potential shareholders, and investment community relating to GSE’s financial reporting process, the quality and integrity of GSE’s financial statements, GSE’s systems of internal accounting and financial controls, the performance of GSE’s internal audit function and independent auditors, the independent auditor’s qualifications and independence, and GSE’s compliance with legal and regulatory requirements. The audit committee consists of Messrs. Goodrich (Chairman), Hennessy and George.

The Board of Directors has determined that Mr. Goodrich is an audit committee financial expert under the SEC rules and independent under the listing standards of the NYSE.

Code of Ethics

We have adopted a code of ethics that applies to each employee, and each employee of our subsidiaries, including our principal executive officer, principal financial officer and principal accounting officer. The Code of Ethics is available on our website at www.gseworld.com. Any amendments to, or waivers from, any provision of the Code of Ethics (to the extent applicable to our principal executive officer, principal financial officer and principal accounting officer) shall be posted on this website.

ITEM 11 - EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

 This section provides information regarding the compensation program for our principal executive officer, principal financial officer and our other three most highly compensated executive officers, which we refer to as our named executive officers.  It includes information regarding the overall objectives of our compensation program as well as each element of compensation that we provide.

Objectives of the Executive Compensation Program

The Compensation Committee of our Board of Directors (the “Committee”) is responsible for setting the principles and strategies that guide the design of our executive compensation program and monitoring the execution of our executive compensation program.   The Committee has the authority to approve all executive compensation, including any long-term equity incentives. The Committee annually evaluates the performance of the CEO and each of the CEO’s direct reports. Based on this evaluation and the recommendations of the CEO with respect to the other executives, the Committee establishes and approves each executive’s compensation level, including base salary, annual incentive bonus, and any equity-based stock option award.

Executive Compensation Philosophy

The philosophy of our executive compensation program is to:

•	reward superior performance for achieving specific annual and long-term strategic goals;

•	align the executives’ interest with that of our owner;

•	build incentive for future performance; and

•	attract and retain exceptional personnel

The Committee, with input from the CEO, evaluates the performance of our executives and their compensation packages to ensure that we maintain our ability to retain highly talented key employees and attract new talent, as needed, to successfully grow and lead the organization.

Elements of Executive Compensation

Our executive compensation program is designed to reward superior performance and the achievement of both operating results and strategic objectives.  Our executive compensation program consists of the following elements:

•	Base Salary;

•	Annual Incentive Bonus;

•	Long-term Equity Incentive;

•	Post Employment Benefits; and

•	Benefits and Perquisites

  Base Salary

We determine annual base salary for our executives considering the executive’s scope of responsibility, individual performance and experience, business performance, and the competitive market for a similar position. The base salary element of the overall compensation program is used to attract and retain highly-qualified executives. The Committee reviews each executive’s base salary level on an annual basis and also monitors the impact base salary increases have on the annual incentive bonus (determined as a percentage of salary), total base salary plus annual incentive bonus, and our overall market competitiveness. The base salary for each of our named executive officers for 2006 and 2007 is set forth in the table below.

		Fiscal Year	Fiscal Year	Percent
Named Executive Officer		2006	2007	Increase
Samir T. Badawi
President and Chief Executive Officer		$465,000	$480,000	3.2%

Ernest C. English
Vice President and Chief Financial Officer	(1)	$209,000	$250,000	19.6%

Paul A. Firrell
Vice President/General Manager Europe/	(2)
Middle East/Africa Operations		$283,910	$293,700	3.4%

Gerald E. Hersh
Vice President North American Operations	(1)	$204,000	$230,000	12.7%

James T. Steinke
Vice President/General Manager Asia/Pacific
Operations	(3)	$210,000	$218,400	4.0%

(1)	Assumed position on February 27, 2007
(2)	Based on an exchange rate 1.958 (GBP)
(3)	Includes foreign service allowance of $35,000 and $36,400

Annual Incentive Bonus

 An annual incentive bonus is paid to each executive for delivering increased value to the organization. The financial targets and overall design of the annual incentive plan for executives generally mirrors the annual incentive compensation program for all other eligible, salaried employees. The Committee annually assigns each executive a target bonus as a percentage of salary. Bonus awards are based on GSE’s and the executive’s achievement of the established goals. For the year ended December 31, 2006, the annual performance goals included two GSE financial measures - (1) net income before interest (net), income taxes, depreciation and amortization (“Adjusted EBITDA”) and (2) average working capital as a percentage of revenue, as well as personal performance goals related to individual job responsibilities.

Long-term Equity Incentives

The long-term equity incentive component of the overall executive compensation plan is used to align the long-term interest of management with the owner. The Committee reviews recommendations of the CEO regarding the annual awards of stock options. The recommendations include an estimate of the percentage of stock options recommended to be granted (based on the overall amount of stock options that can be granted in light of reaching the GSE targets for the year).

The GEO Holdings Corp. 2004 Stock Option Plan (the “GEO Holdings Option Plan”) became effective upon the consummation of the Merger. Under the GEO Holdings Option Plan, the board of directors of GEO Holdings may from time to time grant options to purchase common stock of GEO Holdings representing up to 8% (287,150 options) of GEO Holdings’ common stock on a fully-diluted basis immediately following the consummation of the Merger to executives or other key employees or directors of GEO Holdings and its subsidiaries. Both “nonqualified” stock options and “incentive” stock options may be granted under the GEO Holdings Option Plan with terms to be determined by the board of directors of GEO Holdings (or a committee thereof).

On the closing date of the Merger, pursuant to the GEO Holdings Option Plan, options to purchase 333,600 shares of GEO Holdings common stock with a weighted average exercise price of $3.67 per share were granted to certain executives in exchange for options to purchase GSE common stock. These options represented approximately 10% of GEO Holdings’ common stock on a fully-diluted basis immediately following the completion of the Merger.

On March 1, 2006, pursuant to the GEO Holdings Option Plan, the Board of Directors granted options to purchase 71,788 shares of GEO Holdings common stock with an exercise price of $21.35 per share to key employees. The options were fully vested on the grant date and all of the stock based compensation expense of $228,817 ($141,687 net of tax) was recognized during the first quarter of 2006 with a corresponding increase of $141,687 in the balance sheet account “Additional Paid-in Capital.”

On January 30, 2007, pursuant to the GEO Holdings Option Plan, the Board of Directors granted options to purchase 35,894 shares of GEO Holdings common stock to key employees at an exercise price of $21.91 per share. The options were fully vested and stock-based compensation expense of $109,446 ($67,857 net of tax) was recognized during the first quarter of 2007 with a corresponding increase of $67,857 in the balance sheet account “Additional Paid in Capital.”

In addition, on January 30, 2007, pursuant to the GEO Holdings Option Plan, the Board of Directors granted to key employees all of the options to purchase 11,500 shares of GEO Holdings common stock that had previously been forfeited by employees who had left the Company. The exercise price was $21.35, the same as the option price granted in 2006. The options were fully vested and stock-based compensation expense of $38,324 ($23,761 net of tax) was recognized during the first quarter of 2007 with a corresponding increase of $23,761 in the balance sheet account “Additional Paid in Capital.”

Post Employment Benefits

We have entered into executive employment agreements with our named executive officers which provide for the payment of severance and other post-termination benefits depending on the nature of the termination, including, severance payments in the event of a termination following a “change in control.” The Committee believes that the terms and conditions of these agreements are reasonable and assist in retaining the executive talent needed to achieve our objectives. Information regarding the specific payments that are applicable to each termination event is provided under the heading “- Employment Agreements and Potential Benefits Upon Termination or Change-in-Control” below.

Benefits and Perquisites

We maintain a Corporate Retirement Plan (“Corporate Plan”), which is an executive nonqualified deferred compensation plan. Qualifying named executive officers can elect to defer compensation and take distributions after separation from GSE for service, disability, unforeseen emergency, or death. Participation in this plan requires Committee approval. Currently, there are two participants in the Corporate Plan. The Corporate Plan matches any contribution of 100% of the first 2% contribution and 50% of the next 4% after the Company match on the Gundle/SLT Environmental, Inc. 401 (k) Plan.

In addition to the Corporate Plan, named executive officers can participate in the Gundle/SLT Environmental, Inc. 401(k) Plan. Employee contributions can range from 1% to 60% of eligible compensation as prescribed by law. Those over 50 may contribute an additional amount as prescribed by law. We match the first 5% of employee contributions. The first 3% is matched dollar for dollar and the next 2% is matched $.50 on the dollar.

 As employees of GSE, the named executive officers are eligible to participate in a basic level of life insurance, disability insurance, and a basic level of accidental death & disability plans at no cost to the executive. They also participate in the health, dental, and disability insurance plans provided to all of our employees. Named executive officers also receive annual paid vacation time, sick leave, holidays and bereavement days.

As discussed under “- Employment Agreements and Potential Benefits Upon Termination or Change in Control,” certain executives are entitled to car allowances and foreign service pay. In addition, one executive is entitled to reimbursement of certain fees paid for tax financial services.

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis. Based upon such review and discussions, and such other matters deemed relevant and appropriate by the Committee, the Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in our Annual Report on Form 10-K/A.

The Compensation Committee of the Board of Directors
Michael G. Evans (Chairman)
Daniel J. Hennessy
Marcus J. George

Compensation Committee Interlocks and Insider Participation

Decisions on executive compensation for the fiscal year 2006 were made by the Committee, based upon the recommendations of the CEO with respect to the other executives. During 2006, the Committee consisted of Messrs. Evans (Chairman), Hennessy and George. No member of the Committee was an officer or employee of our Company or had any relationship with our Company that is required to be disclosed as a Compensation Committee Interlock as described in Item 407(e)(4) of Regulation S-K promulgated by the U.S. Securities Exchange Commission.

Mr. Hennessy is a partner and founder of CHS and Mr. George is a Director of CHS. CHS has a 99.5% beneficial ownership interest in the Company and has the right to designate the majority of the members of our Board of Directors. See “Certain Relationships and Related Transactions, and Director Independence - Stockholders Agreement” in Item 13 of Part III.

Summary Compensation Table.

The following table summarizes the compensation of our principal executive officer and our principal financial officer, as well as our other three most highly compensated executive officers, for the fiscal year-end December 31, 2006.

Summary Compensation Table
For the Year Ending December 31, 2006

					Non- Equity	All
				Option	Incentive Plan	Other
Named and Principal Position		Year	Salary ($)	Awards ($) (1)	Compensation ($) (2)	Compensation ($) (3)	Total ($)
Samir T. Badawi		2006	465,000	34,784	$215,644	54,721	770,149
President and Chief Executive Officer
Kelvin R. Collard	(4)	2006	233,000	17,132	-	7,728	257,860
Vice President and Chief Financial Officer
Ernest C. English	(5)	2006	209,000	12,750	64,006	6,751	292,507
Vice President/General Manager North
America Operations
Paul A. Firrell		2006	283,910	12,750	44,124	83,511	424,294
Vice President/General Manager Europe/
Middle East/Africa Operations
Gerald E. Hersh	(6)	2006	204,000	12,750	114,062	12,037	342,849
Vice President/General Manager US
Installation Operations
James T. Steinke	(7)	2006	210,000	12,750	21,361	20,529	264,640
Vice President/General Manager Asia/Pacific
Operations

(1)
The amount in Option Awards reflects the dollar amount recognized for financial reporting purposes in the financial statements for the year ended December 31, 2006, in accordance with SFAS 123-R of awards pursuant to the GEO Holdings Option Plan and includes amounts from awards granted prior to 2006. Assumptions used in the calculation of these amounts are included in Note 13 - Stockholder's Equity to our audited financial statements for the fiscal year ended December 31, 2006 included in this Annual Report on Form 10-K/ A .

(2)	No bonus was paid to named executive officer other than as part of a non-equity incentive plan.

(3)	The amounts reported for each of the named executive officers in "All Other Compensation" are detailed below.

(4)	Mr. Collard resigned on January 15, 2007.

(5)	Mr. English was named Vice President, CFO and Assistant Secretary on February 27, 2007.

(6)	Mr. Hersch was named Vice President and General Manager of North American Operations on February 27, 2007.

(7)	Includes foreign service pay at 20% of base salary.

The following table shows the components of “Other Compensation” included in the Summary Compensation Table above.

Other Compensation
For the Year Ending December 31, 2006

	Gundle/SLT	Corporate		Medical, Vision		Rental of
Name	Environmental, Inc. 401-k Plan	Retirement Plan	Life Insurance	& AD&D Premiums	Club Dues	Living Quarters	Car Expense	Financial Services	Total
Samir T. Badawi	$8,800	$31,125	$3,576	$3,360	$2,360	$-	$5,500	$-	$54,721

Kelvin R. Collard	$7,728	$-	$-	$-	$-	$-	$-	$-	$7,728

Ernest C. English	$6,751	$-	$-	$-	$-	$-	$-	$-	$6,751

Paul A. Firrell	$29,370	$-	$-	$1,646	$-	$24,455	$28,040	$-	$83,511

Gerald E. Hersh	$7,850	$4,187	$-	$-	$-	$-	$-	$-	$12,037

James T. Steinke	$6,781	$-	$-	$3,360	$-	$8,238	$-	$2,150	$20,529

Grants of Plan-Based Award Table

The following table provides information on estimated possible payouts under non-equity incentive plan awards made to each of the named executive officers for the year ended December 31, 2006.

Grants of Plan-Based Awards for the Year Ended December 31, 2006

	Estimated Possible Payouts Under Non-equity
	Incentive Plan Awards
Name	Threshold ($)	Target ($)	Maximum ($)
Samir T. Badawi	-	325,500	651,000
Kelvin R. Collard	-	93,200	186,400
Ernest C. English	-	73,150	146,300
Paul A. Firrell	-	99,369	198,737
Gerald E. Hersh	-	71,400	142,800
James T. Steinke	-	61,250	122,500

Cash bonuses were paid in March 2007 to the named executive officers based on the 2006 targets related to (i) Adjusted EBITDA, (ii) average working capital as a percent of revenue and (iii) the executive’s personal goals. The threshold, target and maximum cash bonus award levels are based on a percentage of salary.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

See “Employment Agreements and Potential Benefits Upon Termination and Change in Control” below for the material terms of our employment agreements with our named executive officers. See footnotes to the Summary Compensation Table and Grants of Plan-Based Awards Table for narrative with respect to these tables.

Outstanding Equity Awards at Fiscal Year-End Table

The following table shows the shares of GEO Holdings common stock covered by exercisable options held by our named executive officers at December 31, 2006.

Outstanding Equity Awards for the Year Ended December 31, 2006
	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Option Exercise Price ($)	Option Expiration Date
Samir T. Badawi	10,913	21.35	February 28, 2016

Kelvin R. Collard	5,375	21.35	February 28, 2016

Ernest C. English	4,000	21.35	February 28, 2016

Paul A. Firrell	4,000	21.35	February 28, 2016

Gerald E. Hersh	4,000	21.35	February 28, 2016

James T. Steinke	4,000	21.35	February 28, 2016

(1) Options were fully vested on the date of grant

Nonqualified Deferred Compensation Table

The following table sets forth certain information with respect to deferrals of compensation by our named executive officers on a basis that is not tax-qualified.

Nonqualified Deferred Compensation in 2006

	Executive Contributions in	Registrant Contributions in	Aggregate Earnings in Last	Aggregate Withdrawals/	Aggregate Balance at Last Fiscal
Name	Last Fiscal Year ($) (1)	Last Fiscal Year ($) (2)	Fiscal Year ($) (3)	Distributions ($)	Year End ($)
Samir T. Badawi	186,424	31,124	175,026	-	1,458,486
Gerald Hersh	48,037	4,187	56,108	-	373,433

(1)
Contributions are under the Company's Corporate Retirement Plan, described under "Benefits and Perquisites". Amounts reported as contributed by executives to this plan are included in the Summary Compensation Table.

(2)	Contributions made by the Company are included in the "Other Compensation" table but not in the base salary in the Summary Compensation Table.

(3)
Earnings on these accounts have not been disclosed by the Company in previous years, and are not included in any other amounts in the tables, as the amounts required to be disclosed in this column represent the general market earnings of investments, not preferential earnings.

Employment Agreements and Potential Benefits upon Termination or Change in Control

The Company has executive employment agreements with the following executive officers:

•	Samir T. Badawi;

•	Ernest C. English, Jr.;

•	Gerald E. Hersh;

•	James T. Steinke; and

•	Paul A. Firrell

Employment Agreement - Samir T. Badawi

Mr. Badawi’s employment agreement is for an initial three-year term, which began in 2004, with automatic one-year renewals unless terminated on not less than 90 days written notice. The agreement provides for an annual base salary, as well as annual incentive bonus and option grants at the discretion of the Committee. Mr. Badawi’s bonus can be up to 140% of his base salary based on our (1) Adjusted EBITDA target, (2) average working capital versus revenues and (3) the achievement of personal goals. The base salary amounts for 2006 and 2007 are included in the table above under the caption “Base Salary.”

Mr. Badawi is also eligible to participate in the GEO Holdings Option Plan and any incentive, savings, retirement and welfare benefit plans maintained or established by us or our affiliates. We also provide Mr. Badawi with an automobile for business and personal use, and pay reasonable use and maintenance costs related to such automobile.

The agreement terminates on the death or, on written notice, the disability of Mr. Badawi. We may also terminate the agreement with or without “cause,” as defined in the agreement, and Mr. Badawi may terminate the agreement voluntarily or for “good reason,” as defined in the agreement. If the agreement is terminated for cause by us, or voluntarily by Mr. Badawi, he is entitled to payments of salary and benefits through the date of termination.

If Mr. Badawi’s employment is terminated by us without cause or due to his disability, or by Mr. Badawi for good reason, Mr. Badawi will be entitled to his base salary through the date of termination as well as:

(1) A pro rata bonus for the period through the date of termination;

(2) All benefits under our benefit plans and programs in which he participates, subject to the terms and conditions of such plans provided, however, that group medical benefits for Mr. Badawi and his dependents on the date of termination will be continued for a period of 18 months, with premiums to be paid by Mr. Badawi at the same rate as GSE employees; and

(3) A severance amount, payable pro rata over a period of 18 months from the date of termination, equal to the sum of (A) one and one-half times the base salary as in effect on the date of termination and (B) one and one-half times the bonus paid to him for the immediately preceding full year.

If Mr. Badawi’s employment is terminated after a change in control as defined in Mr. Badawi’s agreement, by us without cause, due to his disability or by him good reason, his severance is increased to three times his salary and three times the bonus paid in the prior year, with the severance payment to be made by us in lump sum on or within 10 days of the date of termination, and group medical benefits are extended to three years.

In the event that Mr. Badawi is deemed to have received an “excess parachute payment” as defined in Section 280G (b) of the Internal Revenue Code of 1986, as amended, we will make additional payments to Mr. Badawi to set off any applicable excise taxes.

The agreement contains standard provisions relating to avoiding conflicts of interest with the Company and maintaining the confidentiality of the Company’s proprietary information. During the term of the executive employment agreement and, with respect to a termination by use for cause, for a period of one year after his termination, and with respect to a termination for any other reason, during the period in which he receives severance payments from us (or in the case of a lump sum payment, the period corresponding to the amount of base salary received), Mr. Badawi is prohibited from (1) competing with us in a material part of our business and (2) soliciting our employees, customers or suppliers; provided, however, that if Mr. Badawi receives a severance payment after a change of control as described above, this period is extended to three years.

Employment Agreements - Other Executives

Except as set forth below, the employment agreements for Messrs. English, Hersh, Steinke and Firrell have terms similar to Mr. Badawi’s employment agreement. The base salary amounts for the years 2006 and 2007 are included in the table above under the caption “Base Salary.”

Mr. English and Mr. Hersh are not entitled to the use of an automobile, while Mr. Steinke is entitled to use of an automobile and a chauffeur and Mr. Firrell is entitled to an automobile allowance.

In addition to the base salary, the executives are awarded an annual bonus based on our (1) Adjusted EBITDA target, (2) average working capital versus revenues and (3) the achievement of the personal goals. The annual bonus awarded to each of Messrs. English, Hersh, Steinke and Firrell can be up to 70% of their respective base salaries based on the foregoing criteria.

There are also no additional benefits paid to them, or additional restrictions on their ability to compete, if their employment is terminated in connection with a change of control. In addition, they are not entitled to receive additional payments from us if they are deemed to receive excess parachute payments.

Mr. Steinke is entitled to the following additional benefits: (1) a foreign service allowance based on 20% of his base salary, (2) a furnished housing unit, including utilities, (3) reimbursement for reasonable costs of language training, (4) expansion of the existing accidental death and dismemberment insurance to the maximum coverage of $400,000, (5) travel accident policy coverage of up to $500,000, (6) an annual physical examination while Mr. Steinke is on foreign assignment and (7) funds for four trips per year for interim work at our offices in Houston and for home leave.

Mr. Firrell is entitled to the following additional benefits: (1) annual contributions of up to ten percent (10%) of his base salary to a pension fund of his choosing until his employment terminates, (2) private medical insurance on behalf of Mr. Firrell, his spouse and children under 21 years of age, and (3) life insurance for the term of the agreement with a death benefit of at least ₤540,000, or approximately $1,082,000 in U.S. dollars. Mr. Firrell’s non-competition provision is limited to six months from the date of termination. He is also subject to the record keeping and data protection requirements of the Data Protection Act of 1984 and/or the Data Protection Act of 1998, each of which are United Kingdom Acts of Parliament.

Potential Consideration upon Termination of Employment:

 The following tables represent the potential payouts to our executives upon their termination of employment pursuant to the terms of their employment agreements. The payouts assume the triggering event indicated occurred on December 31, 2006. These payouts are determined for SEC disclosure purposes and are not necessarily indicative of the actual amounts the executive will receive.

Samir T. Badawi

Triggering Event		Compensation Component	Payment ($)

Terminated by Company without cause or due to disability, or by Mr. Badawi for good reason	•	Pro-rated bonus	215,000

	•	Severance, payable pro rata over a period of 18 months from the termination date, equal to the sum of (i) one and one-half times the base salary and (ii) one and one-half times the bonus paid to him for the immediately preceding full year	1,020,966

	•	All benefits under the Company's benefit plans and programs in which he participates, subject to the terms and conditions of such plans; provided; however, that group medical benefits for him and his dependents on the date of termination shall be continued for a period of 18 months, with premiums to be paid by him at the same rate paid by employees who have not terminated and such period of coverage shall not be offset by any period of group health continuation coverage required under the Consolidated Omnibus Budget Reconciliation Act of 1986, as amended ("COBRA")	15,930
			1,251,896

Change in Control and termination by the Company without cause, due to his disability or by him for good reason	•	Pro-rated bonus	215,000

	•	Severance, payable in lump sum on or within 10 days, equal to the sum of 3 times the base salary and (ii) three times the bonus paid to him for the immediately preceding full year	2,041,900

	•	Excess Parachute Payment as defined by Section 280G (b) of the IRS Code of 1986	2,994,400

	•	All benefits under the Company's benefit plans and programs in which he participates, subject to the terms and conditions of such plans; provided; however, that group medical benefits for him and his dependents on the date of termination shall be continued for a period of 3 years, with premiums to be paid by him at the same rate paid by employees who have not terminated and such period of coverage shall not be offset by any period of group health continuation coverage required under the Consolidated Omnibus Budget Reconciliation Act of 1986, as amended ("COBRA")	31,860
			5,283,160

Triggering Event		Compensation Component	Payment ($)
Ernest C. English, Jr.

Terminated by Company without cause or due to disability, or by Mr. English for good reason	•	Severance, payable pro rata over a period of 18 months from termination date, equal to the sum of (i) one and one-half times base salary and (ii) one and one-half times the average of the bonuses paid to him for the immediately preceding three years	431,860

	•	All benefits under the Company's benefit plans and programs in which he participates, subject to the terms and conditions of such plans; provided; however, that group medical benefits for him and his dependents on the date of termination shall be continued for a period of 18 months, with premiums to be paid by him at the same rate paid by employees who have not terminated and such period of coverage shall not be offset by any period of group health continuation coverage required under the Consolidated Omnibus Budget Reconciliation Act of 1986, as amended ("COBRA")	15,930
			447,790

Triggering Event		Compensation Component	Payment ($)
Gerald E. Hersh

Terminated by Company without cause or due to disability, or by Mr. English for good reason	•	Severance, payable pro rata over a period of 18 months from termination date, equal to the sum of (i) one and one-half times base salary and (ii) one and one-half times the average of the bonuses paid to him for the immediately preceding three years	423,490

	•	All benefits under the Company's benefit plans and programs in which he participates, subject to the terms and conditions of such plans; provided; however, that group medical benefits for him and his dependents on the date of termination shall be continued for a period of 18 months, with premiums to be paid by him at the same rate paid by employees who have not terminated and such period of coverage shall not be offset by any period of group health continuation coverage required under the Consolidated Omnibus Budget Reconciliation Act of 1986, as amended ("COBRA")	15,930
			439,420

Triggering Event		Compensation Component	Payment ($)
James T. Steinke

Terminated by Company without cause or due to disability, or by Mr. English for good reason	•	Severance, payable pro rata over a period of 18 months from termination date, equal to the sum of (i) one and one-half times base salary and (ii) one and one-half times the average of the bonuses paid to him for the immediately preceding three years	354,517

	•	All benefits under the Company's benefit plans and programs in which he participates, subject to the terms and conditions of such plans; provided; however, that group medical benefits for him and his dependents on the date of termination shall be continued for a period of 18 months, with premiums to be paid by him at the same rate paid by employees who have not terminated and such period of coverage shall not be offset by any period of group health continuation coverage required under the Consolidated Omnibus Budget Reconciliation Act of 1986, as amended ("COBRA")	15,930
			370,447

Triggering Event			Compensation Component	Payment ($)
Paul A. Firrell	(1)

Terminated by Company without cause or due to disability, or by Mr. English for good reason		•	Severance, payable pro rata over a period of 18 months from termination date, equal to the sum of (i) one and one-half times base salary and (ii) one and one-half times the average of the bonuses paid to him for the immediately preceding three years	558,905

		•	All benefits under the Company's benefit plans and programs in which he participates, subject to the terms and conditions of such plans; provided; however, that group medical benefits for him and his dependents on the date of termination shall be continued for a period of 18 months, with premiums to be paid by him at the same rate paid by employees who have not terminated and such period of coverage shall not be offset by any period of group health continuation coverage required under the Consolidated Omnibus Budget Reconciliation Act of 1986, as amended ("COBRA")	31,190
				590,095

(1)	Based on an exchange rate of 1.958 (GBP)

Director Compensation

We pay each of our independent directors, Mr. Goodrich and Mr. Evans, as follows:

•	Annual retainer fee of $20,000, paid quarterly in advance;

•	Committee annual retainer of $5,000, paid quarterly in advance; and

•	Committee chairman annual retainer of $5,000, paid quarterly in advance.

Meeting fees for board and committees of $1,000 paid quarterly in arrears.

Although the independent directors are also eligible to participate in the GEO Holdings Option Plan, no awards have been granted to the independent directors as of December 31, 2006. In 2006, Mr. Goodrich purchased 2,000 shares and Mr. Evans purchased 1,351.35 shares of GEO Holdings common stock at $18.50 per share, which was the price paid by CHS for the stock in connection with the Merger.

Director Compensation Table
For the Year Ended December 31, 2006

	Fees Earned or Paid in Cash ($) (b)	Total ($) (h)
Michael G. Evans	$36,000	$36,000
Richard E. Goodrich	$40,000	$40,000

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We are a wholly-owned subsidiary of GEO Holdings. GEO Holdings was capitalized upon the completion of the Merger with approximately $60,600,000 of equity capital in the form of common stock. The following table sets forth certain information with respect to the beneficial ownership of the common stock of GEO Holdings as of December 31, 2006, by (1) each person whom we know to own beneficially more than five percent of the outstanding shares of common stock of GEO Holdings, (2) each of the directors and named executive officers of GSE and (3) all of the directors and executive officers of GSE as a group. Unless otherwise stated, each of the persons in the table has sole voting and investment power with respect to the securities beneficially owned. We have calculated beneficial ownership in accordance with the applicable rules and regulations under the Securities Exchange Act of 1934. Percentage ownership is based on 2,985,359.757 shares of common stock outstanding as of December 31, 2006.

		Beneficially Owned
		Number of		Percentage
Name of Beneficial Owner		Shares		of Class
Five Percent of More Holders:
Code Hennessy & Simmons LLC		2,970,386.78	(1)	99.5%
Directors and Executive Officers:
Samir T. Badawi		194,913	(2)	6.5%
Ernest C. English, Jr.		49,000	(2)	1.6%
Gerald E. Hersh		51,600	(2)	1.7%
Kelvin R. Collard		10,780	(2)	*
James T. Steinke		40,000	(2)	1.3%
Paul Firrell		23,800	(2)	*
Daniel J. Hennessy	(3)	-		-
Michael G. Evans		1,351	(2)	*
Marcus J. George	(3)	-		-
Richard E. Goodrich		2,000	(2)	*
Brian P. Simmons	(3)	-		-
All directors and executive officers as a group (11persons)		373,445	(2)	12.5%

* Less than 1%

(1)
Represents 2,965,517.404 shares held by Code Hennessy & Simmons IV LP and 4,869.380 shares held by CHS Associates IV. Code Hennessy & Simmons LLC is the general partner of CHS Associates IV as well as the general partner of CHS Management IV LP, which is the general partner of Code Hennessy & Simmons IV LP. Code Hennessy & Simmons LLC may be deemed to share beneficial ownership of the shares owned by Code Hennessy & Simmons IV LP and CHS Associates IV. The address of Code Hennessy & Simmons LLC is 10 South Wacker Drive, Suite 3175 Chicago, Illinois 60606.

(2)	Represents exercisable options to acquire shares of comment stock of GEO Holdings.

(3)
Mr. Hennessy and Mr. Simmons are Partners, and Mr. George is a Managing Director of CHS. CHS is the general partner of CHS Management IV LP, which is the general partner of Code Hennessy & Simmons IV LP and CHS Associates IV. Mr. Hennessy, Mr. Simmons and Mr. George expressly disclaim beneficial ownership of the shares owned by Code Hennessy & Simmons IV LP and CHS Associates IV. The address of Mr. Hennessy, Mr. Simmons and Mr. George is c/o Code Hennessy & Simmons LLC, 10 South Wacker Driver, Chicago, Illinois 60606.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Management Agreement with CHS Management IV LP

In connection with the Merger, the Company entered into a management agreement with GEO Holdings and CHS Management IV LP (a limited partnership (1) of which CHS is the general partner and (2) which is the general partner of CHS IV), or CHS Management. Pursuant to the management agreement, CHS Management provides certain financial and management consulting services to GEO Holdings and to us. In consideration of those services the Company pays fees to CHS Management in an aggregate annual amount of $2.0 million, payable in equal monthly installments. The Company also agreed to reimburse CHS Management for its reasonable travel and other out-of-pocket expenses. The Company also provides customary indemnification to CHS Management. In connection with the structuring and implementation of the Merger and related financing transactions, GEO Holdings paid CHS Management fees in the aggregate amount of $5.0 million at the completion of the Merger. Under the Management Agreement, GEO Holdings will pay CHS Management a fee equal to 5% of any additional proceeds of GEO Holdings’ capital stock purchased from time to time by CHS Management or its affiliates. The management fee is subordinated to the prior payment in full of principal, interest and premium due and owing under our senior credit facility and the indenture governing the senior notes, but we may pay the management fee at all times except during certain events of default under our senior credit facility or under the indenture governing the senior notes. In the event any portion of the management fee is not so paid, such amount will accrue and become due and payable in the next month when payment is permitted. In 2006, GSE paid CHS $2,069,000 under this agreement.

Policies and Procedures with Respect to Related Party Transactions

Our Board of Directors has adopted a policy and procedure that prior to any transaction, arrangement, or relationship or series of similar transactions, arrangements or relationships, including any indebtedness or guarantee of indebtedness, with a Related Party (as defined below) where the aggregate amount involved is expected to exceed $120,000 in any calendar year (each a “Related Party Transaction”), the audit committee must review the material facts of any Related Party Transaction and approve such transaction. If advanced approval is not feasible, then the audit committee must ratify the Related Party Transaction at its next regularly scheduled meeting or the transaction must be rescinded. In making its determination to approve or ratify, the audit committee should consider such factors as (i) the extent of the Related Party’s interest in the Related Party Transaction, (ii) if applicable, the availability of other sources of comparable products or services, (iii) whether the terms of the Related Party Transaction are no less favorable than terms generally available in unaffiliated transactions under like circumstances, (iv) the benefit to GSE, and (v) the aggregate value of the Related Party Transaction. For purposes of this policy and procedure, “Related Party” means: (i) any person who is or was an executive officer, director or nominee for election as a director (since the beginning of the last fiscal year); (ii) any person or group who is a greater than 5% beneficial owner of GSE’s voting securities; or (iii) any immediate family member of any of the foregoing, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law, sister-in-law, and anyone residing in such person’s home (other than a tenant or employee).

As the Management Agreement with CHS Management IV LP was already in place at the beginning of the fiscal year ended December 31, 2006 and had previously been approved by our Board of Directors, the above policy and procedure was not required to be followed.

Director Independence

 Our Board of Directors provides oversight with respect to our overall performance, strategic direction and key corporate policies.  It approves major initiatives, advises on key financial and business objectives, and monitors progress with respect to these matters.  Members of the Board of Directors are kept informed of our business by various reports and documents provided to them on a regular basis, including financial and operating reports made at Board and committee meetings by the CEO, CFO and other officers.

Our securities are not listed on any national securities exchange or an automated inter-dealer quotation system.  As a result, we are not required to have independent directors as members of our Board of Directors.  However, the Board of Directors has determined that certain of our directors would qualify as independent directors under NYSE listing standards.  These standards provide that no director qualifies as “independent” unless the Board of Directors affirmatively determines that the director has no material relationship with the listed company (directly or as a partner, shareholder or officer of an organization that has a relationship with the company).

The Board of Directors has reviewed the independence of our non-employee directors and determined that Mr. Goodrich and Mr. Evans are independent under the foregoing listing standards. In addition, the Board of Directors has determined that (i) the members of its audit committee, other than Mr. Hennessy and Mr. George, are independent under Rule 10A-3(b)(1) of the Securities Exchange Act of 1934 and the NYSE listing standards, and (ii) the members of its compensation committee, other than Mr. Hennessy and Mr. George, are independent under the NYSE listing standards.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees. Fees were $458,100 and $382,900 for the years 2006 and 2005, respectively, for the services of Ernst & Young LLP, our independent auditor, in connection with its independent audit of our annual financial statements, review of the financial statements contained in our quarterly reports on Form 10-Q and assistance regarding other SEC filings. All of the audit services provided to us by Ernst & Young LLP for the years 2206 and 2005 were pre-approved by our audit committee.

Audit-Related Fees. Fees were $8,100 and $510,200 for the years 2006 and 2005 for other services of Ernst & Young LLP that were reasonably related to its audit and review of our financial statements, including a review of our Thailand books and records for a Thailand statutory review, reviews of internal control design and operation and assistance in evaluating the requirements of the Sarbanes-Oxley Act of 2002, limited scope audit of our U.S. benefit plans, and assistance with due diligence. All of the audit-related services provided to us by Ernst & Young LLP for the years 2006 and 2005 were pre-approved by our audit committee.

Tax Fees. In 2006, there were no services performed or fees paid to our independent auditors. Fees of $4,100 were incurred for the year 2005 for the professional services of Ernst & Young LLP related to federal and state tax compliance, tax advice and tax planning. All of these services are permitted non-audit services. All of the tax-related services required to be pre-approved by our audit committee were pre-approved as required.

All Other Fees. Except as described above, we did not pay Ernst & Young LLP any other fees during 2006 and 2005.

The Company’s audit committee has a policy to pre-approve all audit and legally permitted non-audit services, including tax services, provided by the independent registered public accounting firm. The audit committee procedures implementing this policy require the audit firm to submit a written pre-approval request for each of its particular services. The audit committee chairman must give his written pre-approval of the particular service before the audit firm commences any related work. The audit committee chairman reports his decisions on the independent auditors’ request for pre-approval of services to the full audit committee at each audit committee meeting. The Company’s audit committee does not recognize any de minimus exceptions to its audit and non-audit services pre-approval requirements. All 2006 and 2005 services required to be pre-approved have been pre-approved as described above.

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

10.2	Management Agreement, dated as of May 18, 2004, by and among CHS Management IV LP, GEO and Gundle/SLT.(1)

10.3	Employment Agreement, dated as of May 18, 2004, between Gundle/SLT and Samir T. Badawi.*(1)

10.4	Intentionally Omitted

10.5	Intentionally Omitted

Exhibit Number	Description

10.6	Employment Agreement, dated as of May 18, 2004, between Gundle/SLT and James T. Steinke.*(1)

10.7	Employment Agreement, dated as of May 18, 2004, between Gundle/SLT and Gerald E. Hersh.*(1)

10.8	Employment Agreement, dated as of May 18, 2004, between Gundle/SLT and Ernest C. English.*(1)

10.9	Employment Agreement, dated as of May 18, 2004, between Gundle/SLT and Paul A. Firrell.*(1)

10.10	Letter Agreement Regarding Terms of Employment, dated January 20, 2005, between Gundle/SLT Environmental, Inc. and Kelvin R. Collard.*(3)

10.11	2006 Director and Executive Compensation.*(2)

10.12	Executive Securities Agreement for Samir T. Badawi.*(2)

10.13	Executive Securities Agreement for James Steinke.*(2)

10.14	Executive Securities Agreement for Gerald Hersh.*(2)

10.15	Executive Securities Agreement for Ernest C. English.*(2)

10.16	Executive Securities Agreement for Paul Anthony Firrell.*(2)

10.17	Executive Securities Agreement for Dr. Mohamed Abd El Aziz Siad Ayoub.*(2)

10.18	GEO Holdings Corp. 2004 Stock Option Plan.(4)

10.19	Stockholders Agreement.(2)

12.1	Computation of Ratio of Earnings to Fixed Charges. (4)

21.1	Subsidiaries of the Registrant.(3)

31.1**	Certification Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

**	Filed herewith

(1)	Incorporated by reference to the same numbered exhibit to Gundle/SLT’s Registration Statement on Form S-4 (Registration No. 333-118278).

(2)	Incorporated by reference to the same numbered exhibit to Gundle/SLT’s Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 9, 2006.

(3)	Incorporated by reference to the same numbered exhibit to Gundle/SLT’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on February 22, 2005.

(4)	Incorporated by reference to the same numbered exhibit to Gundle/SLT’s Annual Report on Form 10-K for the year ended December 31, 2006 filed on March 7, 2007.

(c) Additional financial statements (see Item 15(a) above).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of April, 2007.

GUNDLE/SLT ENVIRONMENTAL, INC.

By:	/s/ SAMIR T. BADAWI
Samir T. Badawi
President and Chief Executive Officer

INDEX TO FINANCIAL STATEMENTS

Page
Consolidated Annual Financial Statements:
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2006 and 2005	F-3
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
F-6
Notes to Consolidated Financial Statements	F-7
Supplementary Data	F-34

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

GUNDLE/SLT ENVIRONMENTAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
(in thousands, except share amounts)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive (Loss)	Treasury Stock
	Shares	Amount	Capital	Earnings	Income	Shares	Amount	Total
Predeceessor Company
Balance at December 31, 2003	18,619,668	$186	$72,756	$119,920	$1,870	7,089,261	$(37,575)	$157,157
Net loss	-	-	-	(6,308)	-	-	-	(6,308)
Cumulative translation adjustment	-	-	-	-	(1,189)	-	-	(1,189)
Comprehensive income (loss)	-	-	-	-	-	-	-	(7,497)
Exercise of stock options	14,000	1	76	-	-	-	-	77
Purchases under the Employee Stock Purchase Plan	2,031	-	24	-	-	-	-	24
Income tax benefit from exercise of stock options	-	-	4,973	-				4,973
Compensation from extension of vesting of stock options	-	-	1,490	-	-	-	-	1,490
Cancellation of common stock	(18,635,699)	(187)	(79,319)	-	-	(7,089,261)	37,575	(41,931)
Cancellation upon CHS Merger	-	-	-	(113,612)	(681)	-	-	(114,293)
Balance at May 17, 2004	-	-	-	-	-	-	-	-
Successor Company
Stock issued on May 18, 2004	100	-	55,229	-	-	-	-	55,229
Fair value of stock options contributed by management	-	-	5,400	-	-	-	-	5,400
Net income	-	-	-	8,304	-	-	-	8,304
Cummulative translation adjustments	-	-	-	-	5,081	-	-	5,081
Comprehensive income	-	-	-	-	-	-	-	13,385
Balance at December 31, 2004	100	-	60,629	8,304	5,081	-	-	74,014
Net income	-	-	-	694	-	-	-	694
Cumulative translation adjustment	-	-	-	-	(5,077)	-	-	(5,077)
Comprehensive income(loss)	-	-	-	-	-	-	-	(4,383)
Balance at December 31, 2005	100	-	60,629	8,998	4	-	-	69,631
Fair value of stock options granted	-	-	142	-	-	-	-	142
Net income	-	-	-	(2,513)	-	-	-	(2,513)
Cumulative translation adjustment	-	-	-	-	4,265	-	-	4,265
Comprehensive income(loss)	-	-	-	-	-	-	-	1,894
Balance at December 31, 2006	100	$-	$60,771	$6,485	$4,269	-	$-	$71,525

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
operating activities
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

The following table summarizes stock options outstanding for GEO Holdings as of March 31, 2006 as well as activity for the year ended December 31, 2006:

			Weighted
		Range of	Average
	Shares	Exercise Price	Exercise Price
Outstanding at December 31, 2005	333,600	$2.32 - $11.13	$3.67
Granted	71,788	$21.35	$21.35
Exercised	-	-	-
Forfeited	(6,125)	$21.35	$21.35

Outstanding and exercisable at December 31, 2006	399,263	$2.32 - $21.35	$6.58

GUNDLE/SLT ENVIRONMENTAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

(3) Trade receivables—

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

(5) Inventory—

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

GUNDLE/SLT ENVIRONMENTAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(7) Customer lists and other intangible assets —

Customer lists and other intangible assets consisted of the following at December 31,:

	Useful
	lives years	2006	2005
		(in thousands)
Customer lists	5-10	$26,184	$25,232
Software	3	1,500	1,500
Patents	17	1,500	-
Non-compete agreements	5-10	2,769	2,469
Other	1	467	273
		32,420	29,474
Accumulated amortization		(13,867)	(7,730)
		$18,553	$21,744

Amortization expense over the next five years is expected to be as follows:

Year Ended December 31,	Customer Lists	Patents	Software	Non-compete Agreements	Other	Total
	(in thousands)
2007	$3,179	$88	$208	$449	$145	$4,069
2008	2,774	88	-	449	-	3,311
2009	2,337	88	-	449	-	2,874
2010	1,989	88	-	449	-	2,526
2011	1,172	88	-	153	-	1,413
	$11,451	$441	$208	$1,949	$145	$14,194

No residual value is assumed to exist for any of the Company’s amortizing intangible assets.

(8) Accounts payable and accrued liabilities—

Accounts payable and accrued liabilities consisted of the following at December 31,:

	2006	2005
	(in thousands)
Trade accounts payable	$32,185	$22,956
Accrued inventory purchases	2,406	6,696
Self-insurance reserves	3,223	3,201
Deferred revenue	87	2,032
Compensation and benefits	4,296	5,232
Accrued interest	2,260	2,112
Taxes, other than income	1,574	1,045
Other accrued liabilities	3,196	4,828
	$49,227	$48,102

GUNDLE/SLT ENVIRONMENTAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(9) Long-term debt —

Long-term debt consisted of the following at December 31,:

	2006	2005
	(in thousands)
11% Senior Notes Due 2012	$150,000	$150,000
Term Loan, quarterly installments - approximately $995,000 8.37%	13,935	17,917
Term Loan - Egyptian bank secured by equipment, quarterly installments of $73,000, 14%	146	436
Term Loan - seller note with annual installments - $900,000 October 2007, 5.13%	2,700	-
Term Loan - seller note with annual installments -$900,000 January 2007, 5% for two years and floating thereafter	4,500	4,500
	171,281	172,853
Less — current maturities	(5,927)	(4,272)
Fair value of interest rate swap and premium on senior notes	(2,406)	(2,931)
	$162,948	$165,650

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

GUNDLE/SLT ENVIRONMENTAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

(10) Business combinations and other acquisition activities—

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

(12) Per share information —

The following table sets forth the weighted average shares for the computation of the Predecessor’s basic and diluted earnings per share (in thousands):
Period Ended
May 17, 2004
(in thousands)

Weighted average common shares outstanding	11,542
Dilutive securities - stock options	-
Weighted average common shares outstanding assuming full dilution	11,542

GUNDLE/SLT ENVIRONMENTAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Stock options whose exercise price was greater than the average market price of the Company’s stock during the year are not included in the calculation of weighted average common shares outstanding assuming full dilution because the effect of including those shares would be anti-dilutive. The number of such options was not significant for the above computations.

(13) Stockholder’s equity—

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

GUNDLE/SLT ENVIRONMENTAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The stock option activity under each plan is set forth below:

	1986 Employee Plan		1988 Director Plan		1995 Employee Plan		1996 Director Plan
	Shares Under Option	Weighted Average Option Price Per Share	Shares Under Option	Weighted Average Option Price Per Share	Shares Under Option	Weighted Average Option Price Per Share	Shares Under Option	Weighted Average Option Price Per Share
Outstanding at December 31, 2003	55,000	$7.67	10,000	$6.63	1,372,250	$4.39	46,000	$6.47
Exercised	(45,000)	$6.90	(10,000)	$6.63	(1,045,650)	$4.67	(46,000)	$6.47
Cancelled	—	—	—	—	(3,000)	$8.85	—	—
Exchanged	(10,000)	$11.13	—	—	(323,600)	$3.45	—	—
Outstanding at May 17,2004	—	—	—	—	—	—	—	—
Options exercisable	—	—	—	—	—	—	—	—
Options available for future grants	—	—	—	—	—	—	—	—

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

As required by FASB Interpretation No. 45, the fair value of the exchanged options of $5,400,000 has been included in the aggregate purchase price paid by GEO Holdings for the Successor Company (see Note 10). The fair value was determined utilizing the minimum value method prescribed in SFAS 123. See Note 2 - Summary of Significant Accounting Policies - Stock -Based Compensation for information on the successor plans.

GUNDLE/SLT ENVIRONMENTAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(14) Income taxes —

Domestic and foreign income (loss) before income taxes were as follows ( in thousands):

	Successor			Predecessor
	Year Ended	Year Ended	2004
	December 31,	December 31,	May 18 to	Jan. 1 to
	2006	2005	Dec. 31	May 17

Domestic	$(10,490)	$(9,342)	$2,997	$(9,492)
Foreign	9,320	11,771	7,981	206
Total	$(1,170)	$2,429	$10,978	$(9,286)

The provision (benefit) for income taxes consisted of the following (in thousands):

	Successor			Predecessor
	Year Ended	Year Ended	2004
	December 31,	December 31,	May 18 to	Jan. 1 to
	2006	2005	Dec. 31	May 17

Current expense (benefit):
U.S.
Federal	$-	$85	$-	$-
State	86	-	213	-
Total U.S	86	85	213	-
Foreign	3,526	4,253	1,622	-
Total current	3,612	4,338	1,835	-
Deferred expense (benefit):
U.S.
Federal	(2,298)	(1,921)	(124)	(1,748)
State	569	(434)	(94)	(157)
Total U.S.	(1,729)	(2,355)	(218)	(1,905)
Foreign	(540)	(248)	1,057	(1,073)
Total deferred	(2,269)	(2,603)	839	(2,978)
Total provision for income taxes	$1,343	$1,735	$2,674	$(2,978)

GUNDLE/SLT ENVIRONMENTAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A reconciliation between the provision for income taxes and income taxes computed by applying the statutory rate is as follows (in thousands):

	Successor			Predecessor
				2004
	Year Ended	Year Ended
	December 31,	December 31,	May 18 to	Jan. 1 to
	2006	2005	Dec. 31	May 17

Tax provision at statutory rate	$(409)	$850	$3,842	$(3,250)
Add (deduct)
Non deductible CHS transaction costs	-	-	-	1,479
Meals and entertainment disallowance	63	46	34	27
Foreign exchange loss on U.S. dollar amounts in foreign
operations	-	-	-	-
Change in valuation allowance - foreign tax credits	1,579	1,360	-	-
Change in state tax valuation allowance	529	-	-	-
Taxable differential for foreign subsidiaries	(427)	(302)	(1)	(302)
State income taxes	67	(282)	60	(102)
Foreign tax credit benefit	-	-	(1,241)	-
Decrease in previously recorded taxes as a result
of German tax audit	-	-	-	(668)
Other, net	(59)	63	(20)	(162)
	$1,343	$1,735	$2,674	$(2,978)

The tax effects of temporary differences that gave rise to the deferred tax assets and liabilities were as follows at December 31:

	2006	2005
	(in thousands)
Deferred tax assets:
Accrued expenses	$2,634	$3,358
Foreign tax credit	4,218	2,730
Valuation allowance	(4,746)	(2,638)
Net operating loss carryforward	10,151	10,486
AMT carryforward	806	891
	$13,063	$14,827
Deferred tax liabilities:
Excess book basis over tax basis PP&E and intangible assets	(22,134)	(25,321)
Other	(879)	(901)
	(23,013)	(26,222)
Total deferred tax liability	$(9,950)	$(11,395)

At December 31, 2006, the Company has net operating loss carryforwards for federal income tax purposes of $27,305,000 which will begin to expire, if unused, in 2023. The Company also has foreign tax credit carryfowards for federal income tax purposes of $4,218,000 which will begin to expire, if unused, in 2009. In addition, the Company has an alternative minimum tax credit carryforward of $806,000, which does not expire. A valuation allowance of $1,579,000 was recorded in 2006 against the foreign tax credits generated on foreign earnings repatriated in 2006. The valuation allowance was recorded based on management’s best estimate that it is more likely than not that a portion of the federal and state foreign tax credits will not be realized. At December 31, 2006, the valuation allowance on foreign tax credits and state net operating losses was $4,746,000. If the Company is ultimately able to utilize all of the foreign tax credits that existed at May 18, 2004, $2,575,000 of this recorded valuation allowance would be allocated to reduce goodwill. During 2006, a deferred tax asset not given recognition in the opening balance sheet of the Chile acquisition (see Note 10) was realized. A reversal of the valuation allowance totaling $203,000 related to the utilization of that asset was recorded as a reduction to goodwill. The 2006 tax expense included $540,000 related to prior years’ state income and foreign taxes.

GUNDLE/SLT ENVIRONMENTAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

GUNDLE/SLT ENVIRONMENTAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Balance at December 31, 2004	$2,598
Obligations adjusted	37
Obligations paid	(465)
Balance at December 31, 2005	$2,170
Obligations adjusted	67
Obligations paid	$(281)
Balance at December 31, 2006	$1,956

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

Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information allows the aggregation of an enterprise’s segments if they are similar. The Company operates in different geographic areas; however, the Company has reviewed the aggregation criteria and determined that the Company operates as one segment based on the high degree of similarity of the following aspects of the Company’s operations:

•	nature of the products and services,

•	raw materials and production processes used,

•	customers and markets served,

•	methods used to distribute products and services,

•	effects of regulatory influences on the market, and the economic characteristics of the products and services in different geographical areas.

	Successor			Predecessor
	Year Ended	Year Ended	May 18 to	January 1 to
	December 31,	December 31,	December 31,	May 27,
	2006	2005	2004	2004
		(in thousands)
Sales to unaffiliated customers (based on the
geographic location of the customer):
United States	$184,350	$151,095	$125,462	$37,631
Europe	77,115	69,407	47,391	14,750
Latin & South America	42,161	22,548	15,884	4,265
Far East/Pacific Rim	37,875	28,309	12,394	7,081
Africa and Middle East	25,691	33,308	10,416	4,932
Other	6,126	12,951	5,966	1,734
	$373,318	$317,618	$217,513	$70,393

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

(20) Condensed Consolidated Guarantor and Non-Guarantor Financial Information —

The payment of obligations of the Company under the senior notes is guaranteed by all of the Company’s domestic subsidiaries other than Bentofix Technologies (USA), Inc. (“Subsidiary Guarantors”). Each of these Subsidiary Guarantors is included in the Company’s consolidated financial statements and has fully and unconditionally guaranteed the senior notes on a joint and several basis. Separate financial statements and other disclosures concerning the Subsidiary Guarantors have not been presented because management believes that such information is not material to investors. The following supplemental financial information sets forth, on a combined basis, balance sheet, statement of operations and cash flows information for Gundle/SLT Environmental, Inc., the subsidiary guarantors and the non-guarantor subsidiaries.

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

GUNDLE/SLT ENVIRONMENTAL, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(in thousands)

	For the Year Ended December 31, 2006
	Gundle	US Guarantors	Non US Non-Guarantors	Consolidating Entries	Consolidated
Sales and operating revenue	$-	$207,319	$189,777	$(23,778)	$373,318

Cost of products and services	-	174,697	165,492	(23,773)	316,416

Gross profit	-	32,622	24,285	(5)	56,902

Selling, General and Administrative Expenses	-	21,199	10,114	-	31,313
Amortization of intangibles	-	3,092	2,745	-	5,837

Operating income (loss)	-	8,331	11,426	(5)	19,752

Other expenses (income)
Affiliate dividend income	-	(1,882)	(1,271)	3,153	-
Other	33,326	(14,515)	2,106	5	20,922
	33,326	(16,397)	835	3,158	20,922

Income (loss) before equity in net income from
affiliated companies and income taxes	(33,326)	24,728	10,591	(3,163)	(1,170)

Equity in net income from affiliated companies	(18,149)	(6,333)	-	24,482	-
Provision (benefit) for income taxes	(12,664)	11,020	2,987	-	1,343

Net income (loss)	$(2,513)	$20,041	$7,604	$(27,645)	$(2,513)

	For the Year Ended December 31, 2005
	Gundle	US Guarantors	Non US Non-Guarantors	Consolidating Entries	Consolidated
Sales and operating revenue	$-	$191,287	$142,989	$(16,658)	$317,618

Cost of products and services	-	158,014	119,910	(16,657)	261,267

Gross profit	-	33,273	23,079	(1)	56,351

Selling, General and Administrative Expenses	-	20,494	9,079	-	29,573
Amortization of intangibles	-	3,006	1,721	-	4,727
Merger/Acquisition activity expenses	-	820	198	-	1,018

Operating income	-	8,953	12,081	(1)	21,033

Other expenses (income)
Affiliate dividend income	-	(17,015)	-	17,015	-
Other	35,058	(16,802)	310	38	18,604
	35,058	(33,817)	310	17,053	18,604

Income (loss) before equity in net income from
affiliated companies and income taxes	(35,058)	42,770	11,771	(17,054)	2,429

Equity in net income from affiliated companies	(22,430)	(8,250)	-	30,680	-
Provision (benefit) for income taxes	(13,322)	11,536	3,521	-	1,735

Net income (loss)	$694	$39,484	$8,250	$(47,734)	$694

GUNDLE/SLT ENVIRONMENTAL, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(in thousands)

	Succesor for the Period of May 18 to December 31, 2004
	Gundle	US Guarantors	Non US Non-Guarantors	Consolidating Entries	Consolidated

Sales and operating revenue	$-	$145,788	$84,211	$(12,486)	$217,513

Cost of products and services	-	117,438	67,742	(12,484)	172,696

Gross profit	-	28,350	16,469	(2)	44,817

Selling, General and Administrative Expenses	-	12,086	6,296	-	18,382
Amortization of intangibles	-	1,756	1,228	-	2,984

Operating income	-	14,508	8,945	(2)	23,451

Other expenses (income)
Other	12,500	(1,032)	1,007	(2)	12,473
	12,500	(1,032)	1,007	(2)	12,473

Income (loss) before equity in net income from
affiliated companies and income taxes	(12,500)	15,540	7,938	-	10,978

Equity in net income from affiliated companies	(17,325)	(5,259)	-	22,584	-
Provision (benefit) for income taxes	(3,479)	3,474	2,679	-	2,674

Net income (loss)	$8,304	$17,325	$5,259	$(22,584)	$8,304

	Predecessor for the Period of January 1 to May 17, 2004
	Gundle	US Guarantors	Non US Non-Guarantors	Consolidating Entries	Consolidated

Sales and operating revenue	$-	$41,242	$34,988	$(5,837)	$70,393

Cost of products and services	-	35,518	30,466	(5,877)	60,107

Gross profit	-	5,724	4,522	40	10,286

Selling, General and Administrative Expenses	-	7,906	4,482	-	12,388
Amortization of intangibles	-	42	-	-	42
Expenses related to CHS acquisition	-	5,863	-	-	5,863

Operating income	-	(8,087)	40	40	(8,007)

Other expenses (income)
Affiliate dividend income	(95,000)	-	-	95,000	-
Other	1,525	(77)	(168)	(1)	1,279
	(93,475)	(77)	(168)	94,999	1,279

Income (loss) before equity in net income from
affiliated companies and income taxes	93,475	(8,010)	208	(94,959)	(9,286)

Equity in net income from affiliated companies	100,652	(1,281)	-	(99,371)	-
Provision (benefit) for income taxes	(869)	(1,036)	(1,073)	-	(2,978)

Net income (loss)	$(6,308) $	(5,693)	$1,281	$4,412	$(6,308)

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

GUNDLE/SLT ENVIRONMENTAL, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(in thousands)
	Successor

	For the Period of May 18 - December 31, 2004
	Gundle	US Guarantors	Non US Non-Guarantors	Consolidating Entries	Consolidated

Net cash flow provided by (used in) operating activities	$(1,782)	$26,122	$14,191	$175	$38,706

Net cash flow provided by (used in) investing activities:
Additions to property, plant & equipment	-	(1,587)	(1,899)	-	(3,486)
Proceeds from sale of assets	-	552	53	-	605
Payments for acquisition of a business	(221,616)	-	-	-	(221,616)
Other	-	-	(4)	4	-
	(221,616)	(1,035)	(1,850)	4	(224,497)

Net cash flow provided by (used in) financing activities:
Proceeds from revolver	-	-	-	-	-
Payments on revolver	-	-	-	-	-
Payments for financing fees	(14,071)	-	-	-	(14,071)
Proceeds from new debt	175,000	-	-	-	175,000
Repayments of long-term debt	(7,084)		(64)	-	(7,148)
Issuance of common stock	55,229	-	-	-	55,229
Intercompany financing	14,361	(10,099)	(4,083)	(179)	-
	223,435	(10,099)	(4,147)	(179)	209,010

Effect of exchange rate changes on cash	-	-	497	-	497

Net increase (decrease) in cash and cash equivalents	37	14,988	8,691	-	23,716
Cash and cash equivalents at May 17, 2004	-	-	-	-	-

Cash and cash equivalents at end of year	$37	$14,988	$8,691	$-	$23,716

	Predecessor

	For the Period of January 1 - May 17, 2004
	Gundle	US Guarantors	Non US Non-Guarantors	Consolidating Entries	Consolidated

Net cash flow provided by (used in) operating activities	$6,541	$(23,760)	$2,373	$(180)	$(15,026)

Net cash flow provided by (used in) investing activities:
Additions to property, plant & equipment	-	(1,558)	(1,492)	-	(3,050)
Proceeds from sale of assets	-	260	-	-	260
Other	-	(1,220)	1,220	-	-
	-	(2,518)	(272)	-	(2,790)

Net cash flow provided by (used in) financing activities:
Proceeds from new debt	-	-	806	-	806
Repayments of long-term debt	(16,721)	-	(2)	-	(16,723)
Issuance of common stock	100	-	-	-	100
Intercompany financing	10,116	(8,950)	(1,346)	180	-
	(6,505)	(8,950)	(542)	180	(15,817)

Effect of exchange rate changes on cash	-	-	-	-	-

Net increase (decrease) in cash and cash equivalents	36	(35,228)	1,559	-	(33,633)
Cash and cash equivalents at beginning of year	68	42,934	4,897	-	47,899

Cash and cash equivalents at end of year	$104	$7,706	$6,456	$-	$14,266

GUNDLE/SLT ENVIRONMENTAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(21) Supplementary Data —

Consolidated quarterly financial data (Unaudited) —

Unaudited quarterly information for fiscal 2006 and 2005 is as follows (in thousands, except per share amounts):

	2006 Quarters						2005 Quarters
	First	Second		Third	Fourth		First		Second		Third	Fourth

Net Sales	43,767	103,194		122,775	103,582		59,664		86,965		97,595	73,394
Gross profit	2,607	16,400		18,596	19,299		6,859		14,360		21,301	13,831
Income (loss) before
income taxes	(13,111)	335		7,405	4,201		(6,166)		1,414		7,574	(393)
Net income (loss)	(8,076)	(759)	***	4,665	1,657	***	(4,860)	*	1,034	*	4,873	(353)	**

The Company has no outstanding publicly held common shares and therefore will not report earnings per share data.

*As noted in Note 14, the first and second quarter of 2005 include tax charges of $1,241,000 and $119,000, respectively, for the reinstatement of a valuation allowance previously recorded as an income tax benefit in the fourth quarter of 2004.

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

***Included prior years’ tax adjustments related to state and foreign taxes in the second and fourth quarters of $390,000 and $150,000 respectively.

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

(23) Subsequent Event—

In January 2007, the Board of Directors approved the granting of 35,895 stock options to certain employees of the Company.