Form 10-Q
period 2007-03-31
GUNDLE SLT ENVIRONMENTAL INC
filed 2007-05-14
CIK 805023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIESEXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):

☐ Large Accelerated Filer	☐ Accelerated Filer	☒ Non-accelerated Filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☒   No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 14, 2007
Common stock, par value $.01	100

GUNDLE/SLT ENVIRONMENTAL, INC.

INDEX
PAGE

PART I - FINANCIAL INFORMATION

ITEM 1: Financial Statements

Condensed Consolidated Balance Sheets as of March 31, 2007	3
(Unaudited) and December 31, 2006

Condensed Consolidated Statements of Income (Loss)	4
For the Three Months Ended March 31, 2007 and 2006 (Unaudited)

Condensed Consolidated Statements of Cash Flows	6
For the Three Months Ended March 31, 2007 and 2006 (Unaudited)

Notes to Condensed Consolidated Financial Statements	7

ITEM 2: Management’s Discussion and Analysis of Financial Condition and	21
Results of Operations

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk	29

ITEM 4T: Controls and Procedures	30

PART II - OTHER INFORMATION

ITEM 1: Legal Proceedings	30

ITEM 1A: Risk Factors	31

ITEM 5: Other Information	31

ITEM 6: Exhibits	31

Certifications

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

GUNDLE/SLT ENVIRONMENTAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

	MARCH 31,	DECEMBER 31,
	2007	2006
	(UNAUDITED)

ASSETS
CURRENT ASSETS:
CASH AND CASH EQUIVALENTS	$11,520	$13,691
ACCOUNTS RECEIVABLE, NET OF ALLOWANCE FOR
DOUBTFUL ACCOUNTS OF $3,366 AND $3,598	45,718	83,755
CONTRACTS IN PROGRESS	4,064	5,661
INVENTORY	50,385	40,323
DEFERRED INCOME TAXES	2,950	2,846
PREPAID EXPENSES AND OTHER	5,146	2,741

TOTAL CURRENT ASSETS	119,783	149,017

PROPERTY, PLANT AND EQUIPMENT, NET	85,938	87,669
GOODWILL	66,121	66,121
CUSTOMER LISTS AND OTHER INTANGIBLE ASSETS, NET	17,431	18,553
DEFERRED INCOME TAXES	699	66
DEFERRED FINANCING COSTS AND OTHER ASSETS, NET	9,000	9,528

	$298,972	$330,954

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES	$43,408	$49,227
ADVANCE BILLINGS ON CONTRACTS IN PROGRESS	887	9,058
SHORT-TERM DEBT	1,600	11,000
CURRENT PORTION OF LONG-TERM DEBT	5,781	5,927
DEFERRED INCOME TAXES	1,625	1,668
INCOME TAXES PAYABLE	2,357	2,873
TOTAL CURRENT LIABILITIES	55,658	79,753

LONG-TERM DEBT	161,163	162,948
OTHER LIABILITIES	3,854	4,317
DEFERRED INCOME TAXES	11,416	11,194
MINORITY INTEREST	1,216	1,217

STOCKHOLDER'S EQUITY:
COMMON STOCK, $.01 PAR VALUE, 1,000 SHARES AUTHORIZED, 100 SHARES ISSUED	-	-
ADDITIONAL PAID-IN CAPITAL	60,895	60,771
RETAINED EARNINGS (DEFICIT)	(1)	6,485
ACCUMULATED OTHER COMPREHENSIVE INCOME	4,771	4,269

TOTAL STOCKHOLDER'S EQUITY	65,665	71,525

	$298,972	$330,954

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GUNDLE/SLT ENVIRONMENTAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(AMOUNTS IN THOUSANDS)
(UNAUDITED)

	THREE MONTHS	THREE MONTHS
	ENDED MARCH 31, 2007	ENDED MARCH 31, 2006

SALES AND OPERATING REVENUE	$62,119	$43,767
COST OF PRODUCTS & SERVICES	55,665	41,160

GROSS PROFIT	6,454	2,607

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES	7,914	8,104
(GAIN) LOSS ON SALE OF ASSETS	(27)	9
AMORTIZATION OF INTANGIBLES	1,177	1,426

OPERATING LOSS	(2,610)	(6,932)

OTHER (INCOME) EXPENSES:
INTEREST EXPENSE	5,306	5,221
INTEREST INCOME	(321)	(325)
CHANGE IN FAIR VALUE OF DERIVATIVES	(488)	1,395
FOREIGN EXCHANGE LOSS (GAIN)	(27)	(90)
MINORITY INTEREST	(1)	(15)
OTHER (INCOME)/EXPENSE, NET	252	(7)

LOSS BEFORE INCOME TAXES	(7,331)	(13,111)

INCOME TAX BENEFIT	(842)	(5,035)

NET LOSS	$(6,489)	$(8,076)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GUNDLE/SLT ENVIRONMENTAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS IN THOUSANDS)
(UNAUDITED)

	THREE MONTHS ENDED	THREE MONTHS ENDED
	MARCH 31, 2007	MARCH 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES:
NET LOSS	$(6,489)	$(8,076)
ADJUSTMENTS TO RECONCILE NET LOSS TO CASH
PROVIDED BY (USED IN) OPERATING ACTIVITIES:
DEPRECIATION	2,887	2,816
AMORTIZATION OF INTANGIBLES	1,136	1,399
AMORTIZATION OF DEBT ISSUANCE COSTS	497	497
AMORTIZATION OF NON-COMPETE AGREEMENT	42	27
AMORTIZATION OF PREMIUM/DISCOUNT ON SENIOR NOTES	111	(10)
CHANGE IN FAIR VALUE OF DERIVATIVES AND OTHER INTANGIBLES	(488)	1,395
DEFERRED INCOME TAXES	(704)	(4,667)
STOCK OPTION COMPENSATION	200	229
MINORITY INTEREST	(1)	(14)
(GAIN) LOSS ON SALE OF ASSETS	(27)	9
CHANGE IN OPERATING ASSETS AND LIABILITIES, NET OF
EFFECTS FROM ACQUISITIONS:
ACCOUNTS RECEIVABLE	38,191	31,751
CONTRACTS IN PROGRESS	1,613	(2,946)
INVENTORY	(9,926)	(14,015)
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES	(5,773)	(1,236)
ADVANCE BILLINGS ON CONTRACTS IN PROGRESS	(8,175)	(477)
INCOME TAXES PAYABLE	(536)	(1,216)
OTHER ASSETS AND LIABILITIES	(2,419)	(4,407)

NET CASH PROVIDED BY OPERATING ACTIVITIES	10,139	1,059

CASH FLOWS FROM INVESTING ACTIVITIES:
ADDITIONS TO PROPERTY, PLANT AND EQUIPMENT	(1,181)	(1,313)
PROCEEDS FROM SALE OF EQUIPMENT AND LAND	246	18
ACQUISITION OF MINORITY INTEREST	-	(2,067)
ACQUISITION OF BUSINESS	-	(2,108)

NET CASH USED IN INVESTING ACTIVITIES	(935)	(5,470)

CASH FLOWS FROM FINANCING ACTIVITIES:
ADVANCES ON REVOLVER	2,600	176
REPAYMENTS ON REVOLVER	(12,000)	(2,398)
RETIREMENT OF LONG TERM DEBT	(2,041)	(1,068)

NET CASH USED IN FINANCING ACTIVITIES	(11,441)	(3,290)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	66	71

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,171)	(7,630)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	13,691	21,094

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$11,520	$13,464

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

The accompanying unaudited, condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for the fair presentation of such financial statements for the periods indicated. Certain information relating to the Company’s organization and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in this report pursuant to Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission. However, the Company believes that the disclosures herein are adequate to make the information presented not misleading. The results for the three months ended March 31, 2007 are not necessarily indicative of future operating results. Certain reclassifications have been made to the 2006 financial statements in order to conform to the 2007 presentation. The Company’s operations are subject to seasonal fluctuation, with the greatest volume of product deliveries and installations typically occurring in the summer and fall months. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, as amended.

Organization -

The Company, through GSE Lining Technology, Inc. and the Company’s other operating subsidiaries, is primarily engaged in the manufacture, sale and installation of geosynthetic lining systems.

(2) Inventory -

Inventory is stated at the lower of cost or market. Cost, which includes material, labor and overhead, is determined by the weighted average cost method, which approximates the first-in, first-out cost method. Inventory consisted of the following (in 000’s):

	March 31,	December 31,
	2007	2006
Raw materials and supplies	$15,877	$16,402
Finished goods	34,508	23,921
Total	$50,385	$40,323

(3) Income Taxes -

The Company’s provision for income taxes is recorded at estimated annual effective tax rates for each tax jurisdiction based on fiscal year to date results.  For the three months ended March 31, 2007, the Company’s effective tax rate was 11.5%. The reduction in the effective rate compared with the U.S. federal statutory rate is primarily due to the mix of the foreign jurisdictional rates and the recording of a deferred tax valuation allowance. For the three months ended March 31, 2007, the income tax benefit was reduced by $2,177,216, to increase the deferred tax valuation allowance related to foreign tax credits and the portion of the United States federal and state net operating losses incurred during the three months ended March 31, 2007, that are not deemed more-likely-than-not to be realized based on the estimated annual effective tax rate for the U.S operations.

On January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”), an interpretation of SFAS No. 109, “Accounting for Income Taxes”. Based on its evaluation of FIN 48, the Company believes there are no uncertain tax positions requiring recognition in the financial statements. The evaluation was performed for the tax years ended December 31, 2002, through 2006, all of which remain subject to examination by major tax jurisdictions as of March 31, 2007.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to the financial results. In the event the Company has received an assessment for interest and/or penalties, it has been classified in the financial statements as “Other (Income)/Expense, net”.

As of the adoption date, there were no unrecognized tax benefits which would affect the effective tax rate, if recognized. The Company does not believe that the unrecognized tax benefit will change significantly within the twelve months of the adoption date.

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

Balance at December 31, 2006	$1,956
Warranty obligations accrued/adjusted	7
Warranty obligations paid	(8)
Balance at March 31, 2007	$1,955

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

(6) Stock-Based Compensation -

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) 123R, “Share-Based Payments,”using the modified prospective transition method. Prior to 2006, the Company accounted for stock awards granted to employees under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,”and related Interpretations.

Compensation cost arising from stock options granted to employees is recognized as expense over the requisite service period. On January 30, 2007, pursuant to the GEO Holdings 2004 Stock Option Plan, the Board of Directors approved the grant of 35,894 options to key employees of the Company at an exercise price of $21.91 per share. The options were fully vested and stock-based compensation expense of $148,533 ($92,090 net of tax) was recognized during the first quarter of 2007 with a corresponding increase of $92,090 in the balance sheet account “Additional Paid in Capital”. These options were awarded to key employees on March 5, 2007.

In addition, on January 30, 2007, pursuant to the GEO Holdings 2004 Stock Option Plan the Board of Directors also approved the grant to key employees all of the options (11,500) that had been forfeited by employees who had left the Company. The exercise price was $21.35, the same as the option price granted in 2006. The options were fully vested and stock-based compensation expense of $51,404 ($31,870 net of tax) was recognized during the first quarter of 2007 with a corresponding increase of $31,870 in the balance sheet account “Additional Paid-in Capital”.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in March 2007 and 2006, respectively.

	2007	2006
Risk Free Interest Rate	4.47%	4.89%
Expected Life	3 years	3 years
Expected Volatility	16.44%	15.7%
Expected Dividend Yield	0%	0%

(7) Related Party Transactions -

Management Agreement with CHS Management IV LP -

In connection with the Merger, the Company entered into a management agreement with GEO Holdings and CHS Management IV LP (“CHS Management”), a limited partnership (1) in which CHS is the general partner and (2) which is the general partner of CHS IV. Under the management agreement, CHS Management provides certain financial and management consulting services to GEO Holdings and to the Company. In consideration for those services, the Company pays fees to CHS Management in an aggregate annual amount of $2.0 million, payable in equal monthly installments. The Company also agreed to reimburse CHS Management for its reasonable travel and other out-of-pocket expenses and pay additional transaction fees to them in the event the Company or any of its affiliates complete add-on acquisitions. In connection with the structuring and implementation of the Merger and related financing transactions, GEO Holdings paid CHS Management fees in the aggregate amount of $5.0 million at the completion of the Merger. Under the management agreement, GEO Holdings agreed to pay CHS Management a fee equal to 5% of the proceeds of GEO Holdings capital stock purchased from time to time by CHS Management or its affiliates. The annual management fee is subordinated to the prior payment in full of principal, interest and premium due and owing under the Company’s senior credit facility and the indenture governing its senior notes, but the Company may pay the management fee at all times except during certain events of default under the senior credit facility or under the indenture governing the notes. In the event any portion of the management fee is not so paid, such amount will accrue and become due and payable in the next month when payment is permitted.

(8) Other Comprehensive Income (Loss) (in 000’s) -

	Three Months Ended	Three Months Ended
	March 31, 2007	March 31, 2006

Net Loss	$(6,489)	$(8,076)
Translation Adjustment	502	711
Comprehensive Loss	$(5,987)	$(7,365)

(9) Business Combinations -

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

The initial purchase price allocation made by the Company is preliminary and subject to change for a period of one year following the acquisition, although management believes it is materially correct as of March 31, 2007.

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

The following table summarizes the estimated fair values of the net assets and liabilities acquired (in thousands):

Current Assets	$5,771
Property and equipment	6,472
Customer lists and other intangibles	4,381
Goodwill	4,642

Total assets acquired	21,266

Current liabilities	3,412

Net assets acquired	$17,854

Cash paid in 2005	$11,188
Cash Paid in 2006	2,166
Seller financed note payable	4,500

Total Consideration	$17,854

(10) Long-Term Debt -

Long-term debt consists of the following (in 000’s):
	March 31,	December 31,
	2007	2006

11% Senior Notes	$150,000	$150,000

Term Loan – quarterly installments of approximately $995,000 beginning in March 2006, bearing interest at a floating rate	12,939	13,935

Term Loan – Egyptian bank secured by equipment, bears interest at 14% with quarterly installments of $73,000	-	146

Term Loan - seller note with annual installments of $900,000 beginning in October 2007, bearing interest at 5.13%	2,700	2,700

Term Loan – seller note with annual installments of $900,000 beginning in January 2007, bearing interest at 5% for first two years and then a floating rate thereafter	3,600	4,500
	169,239	171,281
Less — current maturities	(5,781)	(5,927)
Net discount on senior notes	(2,295)	(2,406)
	$161,163	$162,948

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

The senior credit facility provides a $25.0 million term loan facility and a revolving credit facility of up to $40.0 million. The revolving credit facility includes a letter of credit sub-facility of $10.0 million and a swing line sub-facility of $15.0 million. The term loan matures in May 2010 and the revolving credit facility matures in May 2009. The term loan facility amortizes over 24 consecutive equal quarterly installments. Borrowings bear interest, at the Company’s option, at either a base rate or LIBOR plus, in each case, an applicable interest margin. The applicable interest margin for the term loan is 2.00% per annum for base rate loans or 3.00% per annum for LIBOR loans. The applicable interest margin for revolving loans is 1.75% per annum for base rate loans or 2.75% per annum for LIBOR loans. The applicable interest margins for the revolving credit facility and the term loan are adjustable by the lenders based upon the Company’s reported financial results, including its debt leverage ratio. The Company is also required to pay customary agency fees and expenses. At March 31, 2007, the Company had borrowings of $1.6 million under the revolving credit facility for working capital needs. The Company intends to repay borrowings under the revolving credit facility from cash generated from operations.

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

The senior credit facility requires the Company to meet certain financial tests, which become more restrictive over the term of the senior credit facility, including but not limited to, a minimum interest coverage ratio, a maximum leverage ratio, a minimum fixed charge coverage ratio and maximum capital expenditures. We currently are and expect to continue to be in compliane with our debt covenants in 2007. In addition, the senior credit facility contains restrictive covenants which limit, among other things, dispositions of assets, certain business changes, certain ownership changes, mergers, acquisitions, dividends, stock repurchases and redemptions, incurrence of indebtedness, issuance of preferred stock, investments, liens, transactions with affiliates, sale and leaseback transactions, and other matters customarily restricted in such agreements. The senior credit facility provides for customary events of default.

Foreign Debt -

At March 31, 2007, the Company had five local foreign credit facilities. It had credit facilities with two German banks in the amount of EUR 5,100,000 (USD $6,813,000). These revolving credit facilities are secured by a corporate guarantee and bear interest at various market rates. These credit facilities are used primarily to guarantee the performance of European installation contracts and temporary working capital requirements. At March 31, 2007, the Company had EUR 4,202,000 (USD $5,613,000) available under these credit facilities with EUR 898,000 (USD $1,200,000) of bank guarantees outstanding. At March 31, 2007, the Company had no credit line borrowings under these facilities.

The Company has two credit facilities with Egyptian banks in the amount of EGP 8,000,000 (USD $1,405,000). These credit facilities bear interest at various market rates and are primarily for cash management purposes. At March 31, 2007, the Company had EGP 5,426,000 (USD $953,000) available under these credit facilities with EGP 2,574,000 (USD $452,000) of bank guarantees outstanding. At March 31, 2007, the Company had no borrowings under these facilities.

The Company had an EGP 5,000,000 (USD $871,000) term loan with an Egyptian bank, bearing interest at 14%, secured by equipment. The promissory note required quarterly payments of EGP 417,000 (USD $73,000) plus interest on July 27, October 27, January 27, and April 27. As of March 31, 2007, there was no balance outstanding as the loan was paid off in February 2007.

The Company has a credit facility with a Canadian bank in the amount of Canadian Dollar 500,000 (USD $433,000) that bears interest at market rates, secured by all of the assets of the Canadian company. At March 31, 2007, the Company had the full amount available under this line.

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

Year Ending December 31,

2007	3,884
2008	5,781
2009	5,781
2010	2,893
2011	900
Thereafter	150,900
Total	$169,239

Derivative Financial Instruments -

As of March 31, 2007, the Company has an interest rate swap outstanding with a notional amount of $75 million. The swap was entered into in January 2005 as a mechanism to convert $75 million of fixed rate debt to variable rate debt. Due to a SFAS 133 interpretation issued in 2005, effective January 1, 2006, the Company is no longer able to apply the short cut method of accounting for its interest rate swap. As of December 31, 2005, the fair value of the interest rate swap agreement of $3,110,000 was recorded in other liabilities with a corresponding decrease in the carrying value of debt.

Because the Company no longer qualifies for the short cut method, the Company elected not to use hedge accounting. Beginning January 1, 2006, the Company began accreting the $3,110,000 reduction in the carrying value of debt as a yield adjustment to interest expense over the life of the debt. For the periods ended March 31, 2007 and 2006, accretion of this discount increased interest expense by approximately $121,000. In addition, on January 1, 2006, the Company began marking to market the liability for the change in value of the interest rate swap and reflecting the change in value in the line item titled “Change in Fair Value of Derivatives” in the Consolidated Statement of Income/(Loss). In 2007, the fair value of the interest rate swap recorded in other liabilities had decreased to $2,785,000. During the first quarter of 2007, the Company recorded $488,000 of income related to the mark-to-market change in value of the interest rate swap compared to an expense of $1,345,000 in the same period last year.

In connection with the Merger, the Company issued $150,000,000 of 11% senior notes due in 2012. Within the terms of the senior notes are two embedded derivatives that allow for optional early redemption of the senior notes. With expiration dates of May 15, 2007 and May 15, 2008, these embedded derivatives are not considered clearly and closely related to the debt agreement and therefore are required to be valued separately from the senior notes. The fair value of these options as of March 31, 2007 was $1,200 and is recorded in other assets. Changes in the fair value of these derivatives are recorded in the line item “Change in Fair Value of Derivatives”. For the quarters ended March 31, 2007 and 2006, the expense was $1,000 and $50,000, respectively.

At the date of the issuance of the senior notes, the fair value of the embedded derivates was determined to be $324,000. This amount was recorded in other assets with a corresponding credit to the carrying value of the senior notes. This premium is amortized as a yield adjustment to interest expense over the life of the debt. For the periods ended March 31, 2007 and 2006, amortization of this premium reduced interest expense by approximately $10,000 and $10,000, respectively.

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

On March 1, 2007, the Ninth Circuit Court of Appeals ruled in favor of Wembley on all counts upholding the lower court’s decision that Wembley is entitled to ownership of the Gundle/SLT shares at issue. This court issued its mandate on March 23, and its judgment was filed in the District Court on March 26. On March 29, Wembley served and filed in District Court a Motion to Enforce Judgment and Further Relief asking the court to compel the defendents to deliver the certificate for 1,100,000 shares of Gundle/SLT Environmental, Inc. stock.
The Company believes that this dispute is entirely between Wembley and Shire. Accordingly, if a claim is asserted against the Company, the Company intends to defend itself vigorously.

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

(12) Condensed Consolidated Guarantor and Non-Guarantor Financial Information -

The payment of obligations of the Company under the senior notes is guaranteed by all of the Company’s domestic subsidiaries other than Bentofix Technologies (USA), Inc. (“Subsidiary Guarantors”). The Company’s domestic subsidiaries are 100% owned except for GSE Bentoliner, Inc., which is 75.5% owned by the Company. Each of these Subsidiary Guarantors is included in the Company’s consolidated financial statements and has fully and unconditionally guaranteed the senior notes on a joint and several basis. Separate financial statements and other disclosures concerning the Subsidiary Guarantors have not been presented because management believes that such information is not material to investors. The following supplemental financial information sets forth, on a consolidated basis, balance sheet, statement of operations and cash flows information for the Subsidiary Guarantors, the Company’s non-guarantor subsidiaries and for the Company.

GUNDLE/SLT ENVIRONMENTAL, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
(in thousands)

	As of March 31, 2007
		US	Non US	Consolidating
	Gundle	Guarantors	Non-Guarantors	Entries	Consolidated

ASSETS
Current Assets:
Cash and Cash Equivalents	$37	$2,293	$9,190	$-	$11,520
Accounts Receivable, Net	-	17,812	40,086	(12,180)	45,718
Contracts in Progress	-	2,468	1,596	-	4,064
Inventory	-	24,388	25,997	-	50,385
Deferred Income Taxes	-	2,941	9	-	2,950
Prepaid Expenses and Other	-	3,462	1,684	-	5,146
Total Current Assets	37	53,364	78,562	(12,180)	119,783

Property, Plant and Equipment, Net	-	49,171	36,790	(23)	85,938
Goodwill	41,420	19,794	4,907	-	66,121
Customer Lists and Other Intangible Assets, Net	-	8,664	8,767	-	17,431
Deferred Income Taxes	-	632	67	-	699
Deferred Financing Costs and Other Assets, Net	8,773	1	226	-	9,000

	$50,230	$131,626	$129,319	$(12,203)	$298,972

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
Accounts Payable and Accrued Liabilities..	$6,541	$15,585	$33,434	$(12,152)	$43,408
Advance Billings on Contracts	-	525	362	-	887
Short Term Debt and Current Portion of Long-term Debt	5,581	900	900	-	7,381
Deferred Income Taxes	-	-	1,625	-	1,625
Income Taxes Payable.	-	-	2,357	-	2,357
Total Current Liabilities.	12,122	17,010	38,678	(12,152)	55,658

Long-term Debt	156,663	1,800	2,700	-	161,163

Other Liabilities	2,785	-	1,069	-	3,854
Deferred Income Taxes	-	4,940	6,476	-	11,416
Minority Interest	-	4	1,212	-	1,216
Investments in Subsidiaries and Intercompany..	(187,005)	94,619	11,806	80,580	-
Stockholder's Equity..	65,665	13,253	67,378	(80,631)	65,665

	$50,230	$131,626	$129,319	$(12,203)	$298,972

GUNDLE/SLT ENVIRONMENTAL, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
(in thousands)

	As of December 31, 2006
	US		Non US	Consolidating
	Gundle	Guarantors	Non-Guarantors	Entries	Consolidated

ASSETS
Current Assets:
Cash and Cash Equivalents..	$37	$4,862	$8,792	$-	$13,691
Accounts Receivable, Net	-	49,213	46,025	(11,483)	83,755
Contracts in Progress..	-	4,245	1,416	-	5,661
Inventory.	-	17,618	22,705	-	40,323
Deferred Income Taxes.	-	2,837	9	-	2,846
Prepaid Expenses and Other.	-	584	2,157	-	2,741
Total Current Assets	37	79,359	81,104	(11,483)	149,017

Property, Plant and Equipment, Net	-	50,530	37,163	(24)	87,669
Goodwill	41,420	19,794	4,907	-	66,121
Customer Lists and Other Intangible Assets, Net.	-	9,254	9,299	-	18,553
Deferred Income Taxes	-	-	66	-	66
Deferred Financing Costs and Other Assets, Net	9,270	-	258	-	9,528

	$50,727	$158,937	$132,797	$(11,507)	$330,954

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
Accounts Payable and Accrued Liabilities..	$2,231	$22,810	$35,646	$(11,460)	$49,227
Advance Billings on Contracts	-	8,625	433	-	9,058
Short Term Debt and Current Portion of Long-term Debt	14,981	900	1,046	-	16,927
Deferred Income Taxes	-	-	1,668	-	1,668
Income Taxes Payable.	-	61	2,812	-	2,873
Total Current Liabilities.	17,212	32,396	41,605	(11,460)	79,753

Long-term Debt..	157,548	1,800	3,600	-	162,948

Other Liabilities..	3,273	-	1,044	-	4,317
Deferred Income Taxes	-	4,806	6,388	-	11,194
Minority Interest	-	-	1,217	-	1,217
Investments in Subsidiaries and Intercompany..	(198,831)	42,778	12,754	143,299	-
Stockholder's Equity..	71,525	77,157	66,189	(143,346)	71,525

	$50,727	$158,937	$132,797	$(11,507)	$330,954

GUNDLE/SLT ENVIRONMENTAL, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
(in thousands)

	For the Quarter Ended March 31, 2007
	US		Non US	Consolidating
	Gundle	Guarantors	Non-Guarantors	Entries	Consolidated
Sales and operating revenue	$-	$25,557	$40,429	$(3,867)	$62,119

Cost of products and services	-	22,907	36,624	(3,866)	55,665

Gross profit	-	2,650	3,805	(1)	6,454

Selling, General and Administrative Expenses	-	5,359	2,554	-	7,913
(Gain) loss on sale of assets	-	(27)	-	-	(27)
Amortization of intangibles	-	590	588	-	1,178

Operating income (loss)	-	(3,272)	663	(1)	(2,610)

Other expenses (income)
Other	8,379	(3,817)	157	2	4,721
	8,379	(3,817)	157	2	4,721

Income (loss) before equity in net income from
affiliated companies and income taxes	(8,379)	545	506	(3)	(7,331)

Equity in net income from affiliated companies	1,294	(683)	-	(611)	-
Provision (benefit) for income taxes	(3,184)	2,519	(177)	-	(842)

Net income (loss)	$(6,489)	$(1,291)	$683	$608	$(6,489)

	For the Quarter Ended March 31, 2006
	US		Non US	Consolidating
	Gundle	Guarantors	Non-Guarantors	Entries	Consolidated
Sales and operating revenue	$-	$21,738	$24,484	$(2,455)	$43,767

Cost of products and services	-	21,107	22,502	(2,449)	41,160

Gross profit	-	631	1,982	(6)	2,607

Selling, General and Administrative Expenses	-	5,646	2,458	-	8,104
(Gain) loss on sale of assets	-	9	-	-	9
Amortization of intangibles	-	752	674	-	1,426

Operating income	-	(5,776)	(1,150)	(6)	(6,932)

Other expenses (income)
Other	10,929	(4,946)	194	2	6,179
	10,929	(4,946)	194	2	6,179

Income (loss) before equity in net income from
affiliated companies and income taxes	(10,929)	(830)	(1,344)	(8)	(13,111)

Equity in net income from affiliated companies	1,300	727	-	(2,027)	-
Provision (benefit) for income taxes	(4,153)	(265)	(617)	-	(5,035)

Net income (loss).	$(8,076)	$(1,292)	$(727)	$2,019	$(8,076)

GUNDLE/SLT ENVIRONMENTAL, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
(in thousands)

	For the Quarter Ended March 31, 2007
	US		Non US	Consolidating
	Gundle	Guarantors	Non-Guarantors	Entries	Consolidated
Net cash flow provided by (used in) operating activities	$8,714	$(1,368)	$2,793	$-	$10,139

Net cash flow provided by (used in) investing activities:
Additions to property, plant & equipment.	-	(424)	(757)	-	(1,181)
Proceeds from sale of assets.	-	56	190	-	246
	-	(368)	(567)	-	(935)

Net cash flow provided by (used in) financing activities:
Advances on revolver..	2,600	-	-	-	2,600
Repayments on revolver..	(12,000)	-	-	-	(12,000)
Retirement of long-term debt	(995)	-	(1,046)	-	(2,041)
Intercompany financing.	1,681	(834)	(847)	-	-
	(8,714)	(834)	(1,893)	-	(11,441)

Effect of exchange rate changes on cash..	-	-	66	-	66

Net decrease in cash and cash equivalents	-	(2,570)	399	-	(2,171)
Cash and cash equivalents at beginning of period.	37	4,862	8,792	-	13,691

Cash and cash equivalents at end of period.	$37	$2,292	$9,191	$-	$11,520

	For the Quarter Ended March 31, 2006
	US		Non US	Consolidating
	Gundle	Guarantors	Non-Guarantors	Entries	Consolidated
Net cash flow provided by (used in) operating activities.	$6,717	$(1,509)	$(4,149)	$-	$1,059

Net cash flow provided by (used in) investing activities:
Additions to property, plant & equipment.	-	(478)	(835)	-	(1,313)
Proceeds from sale of assets.	-	-	18		18
Acquisition of business.	-	-	-	-	-
Acquisition of Minority Interest..	-	(4,175)	-	-	(4,175)
	-	(4,653)	(817)	-	(5,470)

Net cash flow provided by (used in) financing activities:
Advances on revolver		-	(2,222)	-	(2,222)
Repayments on revolver..		-	-	-	-
Retirement of long-term debt	-	(995)	(73)	-	(1,068)
Intercompany financing	(6,717)	2,317	4,400	-	-
	(6,717)	1,322	2,105	-	(3,290)

Effect of exchange rate changes on cash..	-	-	71	-	71

Net decrease in cash and cash equivalents..	-	(4,840)	(2,790)	-	(7,630)
Cash and cash equivalents at beginning of period	37	14,558	6,499	-	21,094

Cash and cash equivalents at end of period.	$37	$9,718	$3,709	$-	$13,464

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview -

Gundle/SLT Environmental, Inc. (the “Company” or “GSE”) is a leading manufacturer, marketer and installer of a broad array of geosynthetic lining products and a high volume producer of resin based products made primarily from polyethylene and polypropylene resins. The Company’s primary products consist of geosynthetic lining materials of membranes, drainage nets, composites, textiles, and clay liners. The Company sells installation of its products in the United States and Germany. We formerly offered installation services in the United Kingdom through an internal installation staff through December 22, 2006. Approximately 25% of GSE’s products are installed by the Company with the balance installed by independent installers.

In October 2006, the Company purchased Pro-Green Sport Surfaces, LLC (“ProGreen”). This new business involves marketing, selling, and installing synthetic turf for athletic fields for governmental and quasi-governmental authorities and educational instituitions. The replicated grass technology complements with GSE’s geomembranes, drainage geocomposites, nonwoven geotexile liner products and installation techniques for the sports field and landscaping markets.

The demand for our products is primarily driven by municipal solid waste landfill development where environmental regulations require our liner products. This application represents 53% of the Company’s revenues. Factors influencing demand include population growth, migration trends, solid waste per capita, environmental concerns of developing countries, and disposal methods. The solid waste containment market continues to grow between 2% and 4% per year. Other demands for our products are heap leach mining of metals, water management, agriculture, aquaculture, and other industrial applications. Growth in these markets is more cyclical to their industry.

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

Results of Operations -

Three months ended March 31, 2007, compared to three months ended March 31, 2006:

Selected financial data (in 000’s):

	Three Months Ended
	March 31,	March 31,
	2007	2006

Sales and operating revenue	$62,119	$43,767
Gross profit	6,454	2,607
Selling, general & administrative expenses	7,914	8,104
(Gain) loss on sale of assets	(27)	9
Amortization of intangibles	1,177	1,426
Operating loss	(2,610)	(6,932)
Interest expense	5,306	5,221
Interest income	(321)	(325)
Change in fair value of derivatives	(488)	1,395
Foreign exchange loss/(gain)	(27)	(90)
Minority interest	(1)	(15)
Other (income) expense, net	252	(7)
Income before tax	(7,331)	(13,111)
Income tax benefit	(842)	(5,035)
Net loss	$(6,489)	$(8,076)

For the quarter ended March 31, 2007, sales and operating revenue was $62,119,000 compared with $43,767,000 for the same period last year, an increase of $18,352,000 or 41.9%. Units shipped for the quarter ended March 31, 2007 were up 45.2% from the same quarter of the prior year and unit prices were down 2.3%. Units installed for the quarter ended March 31, 2007 were down 31.7% from last year’s first quarter.

U.S. sales and operating revenue totaled $18,473,000 which was 14.7% higher than the same period last year. The increase in revenue was due to an increase in units shipped of 33.4% offset by a decrease in sales prices of 14.1% over the prior period. Units shipped increased as a result of accelerated shipments to our largest customer that normally would occur in the 3rd and 4th quarter. U.S. installation revenue, recognized on a cost percentage-of-completion basis, was 28.4% lower than the prior year quarter.

Foreign sales and operating revenue totaled $43,646,000 for the quarter ended March 31, 2007, up 57.8% from the same period last year. Foreign units shipped for the first quarter of 2007 increased by 50.0% as compared to the same period last year. Foreign installation revenues increased 19.0% over the prior year due to higher sales prices partially offset by lower units installed. The change in the U.S. dollar value of the Company’s foreign entity functional currencies increased first quarter 2007 foreign sales and operating revenue by $1,273,000.

Gross profit for the first quarter of 2007 was $6,454,000 compared to $2,607,000 of gross profit in the prior comparable period. Gross profit as a percentage of sales and operating revenue was 10.4% for the first quarter of 2007, compared with 6.0% for the comparable period in the prior year. On a dollar per unit basis, gross profit increased by $0.05 in the first quarter of 2007 compared to the first quarter of 2006. U.S. gross profit for the first quarter of 2007 increased $1,497,000 over the same quarter of the prior year primarily due to increased shipments. Foreign gross profit increased $2,350,000 or 94.8% over the same quarter of the prior year primarily due to increased shipments and an increase of 30.7% on a gross profit per pound basis.

Selling, general and administrative (“SG&A”) expenses for the first quarter of 2007 were $7,914,000 compared to $8,104,000 in the first quarter of 2006. Compared to the first quarter of 2006, SG&A expenses were principally down due to approximately $300,000 of cost saving programs, primarily staff reductions, put into place in the fourth quarter of 2006. Stock option compensation expense was $29,000 lower in the first quarter of 2007 when compared to the prior year period. Partially offsetting the decrease was an increase of $170,000 from foreign currency translation expense when compared to the prior year period.

Interest expense was $5,306,000 for the first quarter of 2007 as compared to $5,221,000 for the first quarter of 2006. The increase in interest expense was due to increased interest rates, new debt for the ProGreen Sports Surfaces, LLC acquisition in October 2006 and increased revolver borrowings. This increase was partially offset by the decrease in term debt levels due to quarterly payments.

Other expense was $252,000 for the first quarter of 2007 compared to other income of $7,000 in the first quarter of 2006. The increase in other expense was primarily from an additional $155,000 expense for the change in value of the interest rate swap and state franchise taxes of $146,000. Partially offsetting this increase was accrued thirty party royalty income of $23,000.

Income tax benefit recognized for the quarter ended March 31, 2007 was $842,000 compared to $5,035,000 for the same period last year. The Company’s provision for income taxes is recorded at estimated annual effective tax rates for each tax jurisdiction based on total fiscal year to date results. For the first quarter of 2007, the Company’s effective tax rate was 11.5% compared to 38.4% for the same period last quarter.

Outlook -

Our outlook for the year 2007 continues to be positive. We continue to believe that our participation in the synthetic turf and storm water markets will generate the projected results by the end of fiscal year.

The international markets are showing a strong demand in the mining and aquaculture business that should be in line with our expectations for the year.

Resin costs remain volatile and we are focusing on generating historical margins on our sales to the various markets.

We believe that the industry still has capacity in excess of the market growth, but following the end of our first quarter we expect to see more rationalization in the competitive bid pricing pressure as market activity increases.

The cost reduction program implemented in the last quarter of 2006, is generating the expected savings.

We expect to meet our debt covenant measurements during the coming quarter and for the year.

Liquidity and Capital Resources -

Sources of Liquidity -

The Company’s primary source of liquidity during the period ended March 31, 2007 was cash on hand and its revolving credit facility. At March 31, 2007, the Company had working capital of $64,125,000, of which $11,520,000 represented cash and cash equivalents. The Company believes that it has sufficient funding from cash on hand, cash expected from future operations and financing agreements to meet its anticipated liquidity needs, including anticipated requirements for working capital, capital expenditures and debt service in 2007.

Total capitalization as of March 31, 2007 was $234,209,000, consisting of $65,665,000 in stockholder’s equity and $168,544,000 of total debt. Total debt includes a $2,295,000 non-cash, fair value adjustment for the net discount on senior notes.

Capital Expenditures -

Capital spending in 2007 is expected to be approximately $8,500,000, of which $1,181,000 was expended in the first three months. In October 2006, the Company acquired the assets of ProGreen Sport Surfaces, LLC for $4,750,000, which was financed with $2,050,000 of cash and a $2,700,000 seller note, payable over a three year period. The Company expects to fund these costs with cash on hand or borrowings under its revolving credit facilities.

Borrowing Arrangements -

GSE entered into a three-year unsecured installment obligation with the seller of ProGreen for $2.7 million. The installment obligation bears interest at 5.13% per annum and is payable in three equal annual principal payments of $900,000 plus accrued interest commencing October 13, 2007.

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

In connection with the Merger, the Company entered into a $65.0 million senior secured credit facility with UBS Loan Finance LLC and certain other lenders. The senior credit facility provides a $25.0 million term loan facility and a revolving credit facility of up to $40.0 million. The revolving credit facility includes a letter of credit sub-facility of $10.0 million and a swing line sub-facility of $15.0 million. At March 31, 2007, the Company had borrowings of $1.6 million under the revolving credit facility with $36.5 million of availabilty under the revolving credit facility. The Company intends to repay borrowings under the revolving credit facility from cash generated from operations. The term loan matures in May 2010 and the revolving credit facility matures in May 2009. The term loan facility amortizes over 24 consecutive equal quarterly installments.

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

The senior credit facility requires the Company to meet certain financial tests, which become more restrictive over the term of the senior credit facility, including but not limited to, a minimum interest coverage ratio, a maximum leverage ratio, a minimum fixed charge ratio and maximum capital expenditures. We currently are and expect to continue to be in compliance with our debt covenants in 2007. In addition, the senior credit facility contains restrictive covenants which limits, among other things, dispositions of assets, certain business changes, certain ownership changes, mergers, acquisitions, dividends, stock repurchases and redemptions, incurrence of indebtedness, issuance of preferred stock, investments, liens, transactions with affiliates, sale and leaseback transactions, and other matters customarily restricted in such agreements. The senior credit facility provides for customary events of default.

At March 31, 2007, the Company had five local foreign credit facilities. It had credit facilities with two German banks in the amount of EUR 5,100,000 (USD $6,813,000). These revolving credit facilities are secured by a corporate guarantee and bear interest at various market rates. These credit facilities are used primarily to guarantee the performance of European installation contracts and temporary working capital requirements. At March 31, 2007, the Company had EUR 4,202,000 (USD $5,613,000) available under these credit facilities with EUR 898,000 (USD $1,200,000) of bank guarantees outstanding. At March 31, 2007, the Company had no credit line borrowings under these facilities.

The Company has two credit facilities with Egyptian banks in the amount of EGP 8,000,000 (USD $1,405,000). These credit facilities bear interest at various market rates and are primarily for cash management purposes. At March 31, 2007, the Company had EGP 5,426,000 (USD $953,000) available under these credit facilities with EGP 2,574,000 (USD $452,000) of bank guarantees outstanding. At March 31, 2007, the Company had no borrowings under these facilities.

The Company had an EGP 5,000,000 (USD $871,000) term loan with an Egyptian bank, bearing interest at 14%, secured by equipment. The promissory note required quarterly payments of EGP 417,000 (USD $73,000) plus interest on July 27, October 27, January 27, and April 27. As of March 31, 2007, there was no balance outstanding as the loan was paid off in February 2007.

The Company has a credit facility with a Canadian bank in the amount of Canadian Dollar 500,000 (USD $433,000) that bears interest at market rates, secured by all of the assets of the Canadian company. At March 31, 2007, the Company had the full amount available under this line.

The U.S. dollars equivalent amounts were determined using the exchange rates in effect on March 31, 2007.

Sources and Uses of Cash -

	Three Months Ended

	March 31,	March 31,
	2007	2006
Cash provided by operating activities	$10,139,000	$1,059,000

Cash used in investing activities	$(935,000)	$(5,470,000)

Cash used in financing activities	$(11,441,000)	$(3,290,000)

Cash provided by operating activities during the three months ended March 31, 2007 increased in comparison to the prior year primarily due to a lower net loss for the period and lower working capital resulting from improved cash collections.

Cash used in investing activities during the three months ended March 31, 2007 consisted of net capital expenditures of $935,000 compared to $1,295,000 for the three months ended March 31, 2006. The three months ended March 31, 2006 also included cash payments of $2,108,000 related to the Chile acquisition and $2,067,000 for the acquisition on January 18, 2006 of 24.5% of the equity of Bentofix Technologies, Inc., which increased the Company’s ownership from 51% to 75.5%.

During the three months ended March 31, 2007, cash used in financing activities related to net payments under the Company’s credit lines of $9,400,000 and long term debt repayments of $2,041,000. Cash used in financing activities for the three months ended March 31, 2006 consisted of net payments under the Company’s credit lines of $2,222,000 and long term debt repayments of $1,068,000.

Critical Accounting Policies and Estimates -

A discussion of critical accounting policies is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, as amended. Additional information is provided below.

Property, Plant and Equipment -

Costs of additions and major improvements are capitalized, whereas maintenance and repairs which do not improve or extend the life of the asset are charged to expense as incurred. When items are retired or otherwise disposed of, the income or expense is recorded as a component of operating income for the difference between net book value and net proceeds realized thereon. Interest costs incurred in construction of assets are capitalized and depreciated over the useful life of the asset. Depreciation is computed using the straight-line method, based on the estimated useful lives of the assets.

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

Adoption of Interpretation No. 48 -

On January 1, 2007, the Company adopted Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), an interpretation of SFAS No. 109.  FIN 48 clarifies the criteria and approach for the recognition, derecognition and measurement of uncertain tax positions.

Except for the adoption of FIN 48 as discussed in Note 3 to the Condensed Consolidated Financial Statements included in Item 1 of this report, there have been no material changes in critical accounting policies since the date of that filing or during the three months ended March 31, 2007.

Forward-looking Information -

This Form 10-Q contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995, and information relating to the Company and its subsidiaries that are based on beliefs of the Company’s management, as well as assumptions made by and information currently available to the Company’s management. When used in this report, the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend” and words of similar import, as they relate to the Company or its subsidiaries or the Company’s management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitations, foreign currency exchange rates, competitive market factors, world-wide manufacturing capacity in the industry, general economic conditions around the world, raw material pricing and supply, governmental regulation and supervision, seasonality, distribution networks, and other factors described herein, as well as those identified under the caption “Risk Factors” below and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, as amended. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Interest Rate Risk

Our earnings are affected by changes in interest rates due to the impact those changes have on our variable-rate debt instruments. We have variable rate debt and the interest rate swap instrument totaling $89,540,000 as of March 31, 2007. Holding other variables constant, including levels of indebtedness, a 50 basis point change in interest rates would increase or decrease our pretax income (loss) by $439,000 annually.

In January 2005, GSE entered into an interest rate swap agreement, which effectively converted $75,000,000 of our 11% fixed rate senior notes issuance into variable rates based on six-month LIBOR rates. Effective January 1, 2006, this interest rate swap no longer qualified for hedge accounting; however, the economic effect of converting $75,000,000 of fixed rate debt to variable rate debt remains unchanged. Under the swap agreement, payments are made based on a variable rate (currently 11.9994% through May 15, 2007, adjusting based on LIBOR rates every six months thereafter) and received on a fixed rate of 11%. Differentials to be received or paid under the agreement are recognized in other expense.

Market risk for fixed-rate long-term debt is estimated as the potential increase in fair value resulting from a hypothetical 25 basis point decrease in interest rates and amounts to approximately $1,627,000 as of March 31, 2007, using discounted cash flow analysis.

Foreign Currency Risk

We operate outside of the United States through foreign subsidiaries in Germany, England and Egypt that use a foreign currency as their functional currency. Foreign subsidiaries may enter into sales, installation or purchase contracts that are denominated in currencies different than the subsidiaries’ functional currency. We recognize that our international operations are subject to the risk of foreign currency fluctuations not present in domestic operations. As a result, our financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we distribute or install our products. However, currency losses from sales, installation or purchase obligations in non-functional currencies have not been material to our operations as a whole. The impact on our financial position and results of operations resulting from a hypothetical change in exchange rates of the different countries we operate in cannot be reasonably estimated. No assurance can be given as to how future movements in these foreign currencies could affect our future earnings. At March 31, 2007, and for the three months then ended, the revenues, operating loss and total assets for our foreign subsidiaries that do not use the U.S. dollar as their functional currency were $16,052,000, $642,000, and $67,192,000, respectively.

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

We have not entered into purchase contracts for the future delivery of raw materials. Holding all other variables constant, a 1% increase in resin prices based on our 2007 volumes sold would have increased cost of products and services by approximately $420,000 for the first three months of 2007.

ITEM 4T. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, our management carried out an evaluation, with the participation of our principal executive officer (the “CEO”) and our principal financial officer (the “CFO”), of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based on those evaluations, the CEO and CFO believe:

(i) That our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure; and

(ii) That our disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information required by this Item is incorporated by reference to the discussion in footnote 11, “Litigation Update”, to our condensed consolidated financial statements included in Part I, Item 1 of this report.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Item 1A to Part 1 of the Company’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2006, as amended.

ITEM 5. OTHER INFORMATION

2007 Stock Option Grants -

On January 30, 2007, pursuant to the GEO Holdings Corp. 2004 Stock Option Plan (the “Plan”), the Board of Directors approved the grant of options to purchase an aggregate of 35,894 shares of GEO Holdings Corp. (“GEO Holdings”) common stock to key employees at an exercise price of $21.91 per share. In addition, on January 30, 2007, pursuant to the Plan, the Board of Directors approved the grant of options to purchase an aggregate of 11,500 shares of GEO Holdings common stock to key employees at an exercise price of $21.35 per share. The options to purchase 11,500 shares of GEO Holdings common stock had previously been forfeited by employees who had left the Company and the exercise price of $21.35 was the same as the option price used in 2006. A portion of both option grants were awarded to the named executive officers on March 5, 2007 as set forth below:

Stock Option Grants

Name and Principal Position	2007 Stock Option Grants Awarded at $21.91(1)	2007 Stock Option Grants Awarded at $21.35(1)

Samir T. Badawi President and Chief Executive Officer	6,409	3,850

Ernest C. English Vice President, Chief Financial Officer and Assistant Treasurer	2,250	1,430

Paul A. Firrell Vice President/General Manager Europe/ Middle East/Africa Operations	2,250	1,430

Gerald E. Hersh Vice President/General Manager North American Operations	2,250	1,430

James T. Steinke Vice President/General Manager Asia/Pacific Operations	2,250	1,430

ITEM 6. EXHIBITS

Exhibit No.

10.1	Form of Option Agreement for grants made pursuant to the GEO Holdings Corp 2004 Option Plan (including grants made to the named executive officers).

21.1	Subsidiaries of the Registrant.

31.1	Certification of Samir T. Badawi, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Ernest C. English, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of Samir T. Badawi.

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of Ernest C. English.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GUNDLE/SLT ENVIRONMENTAL, INC.

DATE: May 14, 2007	By:	/s/ Ernest C. English
Ernest C. English
Vice President & Chief Financial Officer